Form 10QSB
QPQ CORP
filed 1996-05-20
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [x]  Quarterly Report Under Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1996

     [ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

          For the transition period from _______ to _______.


                 Commission file number 1-12350

                         QPQ CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

          Florida                            65-0611607
     ________________________________   ______________________
     (State or Other Jurisdiction of    (I.R.S. Employer
     Incorporation or Organization)     Identification No.)

                  1000 Lincoln Road, Suite 206
                   Miami Beach, Florida  33139
             (Address of Principal Executive Office)

                         (305) 674-8115
        _________________________________________________
        (Issuer's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes [x]     No [ ]


     The number of shares outstanding of the issuer's common stock, par value $.01 per share as of May 6, 1996 was 6,025,000.

     Transitional Small Business Disclosure Format:


                       Yes [ ]      No [x]





                QPQ CORPORATION AND SUBSIDIARIES
                  INDEX TO FINANCIAL STATEMENTS

                                                             Page

PART I.  FINANCIAL INFORMATION

     ITEM. 1   Financial Statements

               Consolidated Balance Sheets as of
               March 31, 1996 and December 31, 1995

               Consolidated Statements of Operations
               for the Three Months Ended March 31, 1996
               and 1995

               Consolidated Statements of Shareholders'
               Equity for the Three Months Ended March
               31, 1996

               Consolidated Statements of Cash Flows
               for the Three Months Ended March 31,
               1996 and 1995

               Notes to Consolidated Financial
               Statements



     ITEM. 2   Management's Discussion and Analysis or
               Plan of Operation



PART II.  OTHER INFORMATION






SIGNATURES













                QPQ CORPORATION AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS ( unaudited)
                             ASSETS


[CAPTION]


                                    March 31,    December 31,
CURRENT ASSETS:                       1996           1995

  Cash and cash equivalents        $    293,312  $  1,052,831
  Restricted Cash                       300,000       300,000
  Receivables                            12,986           868
  Inventory                             106,257        63,567
  Due from parent                         1,040         1,040
  Prepaid expenses                       64,695         7,952
     Total Current Assets               778,290     1,426,258

Furniture, equipment & leasehold
  improvements, net                   1,786,783     1,635,195

Deferred charges, net of
  accumulated amortization of
  $84,200 and $18,747 at 1996
  and 1995, respectively                340,559       279,249

Domino's development rights, net of
  accumulated amortization of
  $82,894 and $75,123 at 1996 and
  1995, respectively                    227,960       235,731
     Total Assets                  $  3,133,592  $  3,576,433

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                 $    477,050  $    245,164
  Accrued expenses                      112,708        82,758
  Due to affiliate                       15,000        49,087
  Bank credit facilities payable        342,621             -
     Total Current Liabilities          947,379       377,009
  Bank credit facilities payable                      300,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred Stock, $.01 par value,
    1,000,000 shares authorized;
    no shares issued                                        -
  Common Stock, $.01 par value,
    10,000,000 shares authorized;
    6,025,000 and 6,025,000 shares
    issued and outstanding,
    respectively                         60,250        60,250
  Additional paid-in capital          7,063,044     7,063,044
  Accumulated Deficit                (4,937,081)   (4,223,870)
     Total Shareholders' Equity       2,186,213     2,899,424
     Total Liabilities and
       Shareholders' Equity        $  3,133,592  $  3,576,433

                     See Accompanying Notes













































                QPQ CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)

[CAPTION]


                    For the Three Months     For the Three Months
                    Ended March 31, 1996     Ended March 31, 1995

REVENUES:
  Restaurant            $    282,679            $    206,171
  Medical Weight Loss         47,003                       -
    Total Revenue            329,682                 206,171

RESTAURANT OPERATING
 EXPENSES:
  Food and packaging         109,638                  77,639
  Payroll and related
     costs                    79,818                  85,362
  Occupancy and other
     operating expenses      110,090                 135,515
  Depreciation and
     amortization             53,651                  56,126
    Total restaurant
     operating expenses      353,197                 354,642

MEDICAL CENTERS:
  Payroll and related         99,771                       -
  Occupancy and other         39,213                       -
  Depreciation and
     amortization             11,828                       -
    Total Medical Weight
     Loss                    150,812                       -

GENERAL & ADMINISTRATIVE
  EXPENSES                   488,317                 329,462

OPERATING LOSS              (662,644)               (477,933)

OTHER INCOME (EXPENSES):
  Interest and other income    6,087                  88,985
  Gain (loss) on sale of
    investments                    -                     640
  Interest expense            (9,185)                (94,850)
  Gain (Loss) from foreign
    currency translation     (47,469)                 (8,652)
     Total other expense,
      net                    (50,567)                (13,877)

NET LOSS                   $(713,211)              $(491,810)

NET LOSS PER COMMON SHARE      $(.12)                  $(.18)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES
  OUTSTANDING              6,025,000               2,758,333


                     See Accompanying Notes















































                QPQ CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
            for the three months ended March 31, 1996
                           (unaudited)


[CAPTION]


                        Common Stock              Additional
                                                    Paid In
                         Shares    Amount           Capital

Balances, December 31,
  1995                 6,025,000    $60,250       $7,063,044



Net loss for the
 period



Balances, March 31,
 1996                  6,025,000    $60,250       $7,063,044

(continued)


                              Accumulated
                                Deficit         Total

Balances, December 31, 1995   $(4,223,870)     $ 2,899,424



Net loss for the period          (713,211)        (713,211)




Balances, March 31, 1996      $(4,937,081)     $ 2,176,213



                     See Accompanying Notes





                QPQ CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)


[CAPTION]


                    For the Three Months     For the Three Months
                    Ended March 31, 1996     Ended March 31, 1995

CASH FLOWS FROM
 OPERATING
 ACTIVITIES:

Net Loss                   $(713,211)              $(491,810)
Adjustment to
 reconcile net loss
 to net cash used
 in operating
 activities:
  Depreciation and
    amortization             163,572                  86,742
  (Gain) loss on
    the sale of
    investments                    -                    (640)
Changes in operating
 assets and liabilities:
  Receivables                (12,118)                103,267
  Inventory                  (42,690)                (11,389)
  Accrued interest
   receivable                      -                 (22,973)
  Prepaid expenses           (56,743)                 (6,748)
  Accounts payable
   and accrued expenses      228,853                 (93,035)
Net cash used in
  operating activities      (432,337)               (436,586)

CASH FLOWS FROM INVESTING
 ACTIVITIES:

Increase in restricted cash        -                (306,814)
Proceeds from sales of
 investments                       -                  10,687
Payments for furniture,
 equipment and leasehold
 improvements               (223,913)               (136,254)
Payments for prepaid
 advertising and
 deferred charges           (144,786)                      -

Net cash used in
 investing activities       (368,699)               (432,381)





                     See Accompanying Notes















































                QPQ CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                           (unaudited)



[CAPTION]


                    For the Three Months     For the Three Months
                    Ended March 31, 1996     Ended March 31, 1995

CASH FLOWS FROM
 FINANCING
 ACTIVITIES:

Payments from
 affiliate, net               15,000                   4,410
Proceeds from
 private offering                 -                  750,000
Borrowings under bank
 credit facilities            42,621                 795,467
Payments from (to)
 affiliate, net              (16,104)                (10,976)

Net cash (used in)
 provided by financing
 activities                   41,517               1,538,901


(DECREASE) INCREASE IN
 CASH AND CASH
  EQUIVALENTS               (759,519)                669,934

BEGINNING CASH AND CASH
 EQUIVALENTS               1,052,831                 416,966

ENDING CASH AND CASH
 EQUIVALENTS            $    293,312            $  1,086,900


SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:

Cash paid during the
 period for:
  Interest             $       9,185            $     94,850










                     See Accompanying Notes

















































                QPQ CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION:

     QPQ Corporation (the "Company") formerly known as International Pizza Corporation, was organized for the purpose of developing and operating franchised Domino's stores in the Republic of Poland ("Poland"). One of the Company's majority shareholder, Capital Brands, Inc. ("CBI"), entered into a development agreement (the "Development Agreement") with Domino's Pizza International, Inc. ("Domino's") and assigned all its rights and obligations under the Development Agreement to the Company. Operations commenced on April 1, 1994.

     In addition to having the exclusive right to develop Domino's Stores in Poland, the Company has been granted the exclusive right to establish a commissary or commissaries for the purpose of supplying food products and supplies to the Domino's stores in Poland.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned Polish subsidiary Pizza King Polska, a limited liability corporation ("PK Polska") and a wholly owned subsidiary, QPQ Medical Centers, Inc. ("QPQ Medical"). QPQ Medical was formed in August, 1995, and commenced operations in January, 1996. All significant intercompany transactions and balances have been eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     The Polish economy is considered to be "highly inflationary". Accordingly, the U.S. dollar is considered to be the functional currency of PK Polska. The only currency that may be used in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. As of January 1, 1995, the National Bank of Poland introduced a new currency unit which is named a "zloty" (a "new zloty"). New zlotys are equivalent to 10,000 old zlotys ("old zlotys"). Old zlotys will remain legal tender until December 31, 1996, after which date they will only be exchangeable at certain banks. All references in this document to zlotys are to old zlotys. At March 31, 1996, the exchange rate was 25,875 old zlotys.

     Monetary assets and liabilities are translated from the local currency, the "zloty", to U.S. dollars at the period end exchange rate. Non-monetary assets, liabilities, and related expenses, primarily furniture, equipment, leasehold improvements and related depreciation and amortization, are translated using historical exchange rates. Income and expense accounts, excluding depreciation and amortization, are translated at an annual weighted average exchange rate.

     The December, 1995, Consolidated Balance Sheet included herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB and include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

     GOING CONCERN - The report of the Company's independent accountants on their audit of the Company's December 31, 1995 consolidated financial statements contained uncertainties relating to the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     FINANCIAL ACCOUNTING STANDARDS NO. 121 (FAS NO. 121) - In March 1995, the FASB issued FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement, which is effective for the Company's financial statements for its 1996 fiscal year, requires that long lived assets and certain intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated undiscounted cash flows that are expected to result from the use of the asset are less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the carrying amount over the fair value of the assets. The Company will review for impairment of its long-lived assets in its fiscal 1996 year using the methodology prescribed by FAS No. 121.


3.   LINE OF CREDIT:

     In January 1995, PK Polska obtained a $300,000 line of credit from American Bank in Poland, S.A. with interest payable quarterly at a rate of 7.75% per annum. The Company has guaranteed the borrowings which are collateralized by its amounts on deposit. The line expires January 28, 1997.

     On March 18, 1996, PK Polska obtained a $150,000 line of credit from American Bank. Borrowings under the facility bear interest at 10% per annum, payable every three months commencing April 30, 1996, may be used to finance up to 50% of the cost of developing Domino's Stores. The credit facility is secured by a promissory note of PK Polska, a guarantee of QPQ and title to the fixtures and equipment of the Domino's Stores developed with the credit facility borrowings. Draws may be made on the credit facility until October 30, 1996. Commencing October 31, 1996, PK Polska is required to repay $30,000 once every three months until the outstanding principal balance of the credit facility is repaid.

As of March 31, 1996, no amounts had been borrowed under the facility.

4.   SHAREHOLDERS' EQUITY:

     Pursuant to the terms of the Common Stock Subscription Agreements dated March 28, 1995, between the Company and the Company's Chairman and three other investors, the Company sold an aggregate 3,400,000 shares of its Common Stock at a purchase price of $.25 per share in exchange for cash of $850,000. After the offering, the Company had 6,025,000 shares outstanding, including 1,375,000 (22.8%) owned by CBI.

     In connection with its initial public offering, the Company sold to the Underwriter for nominal consideration, two Purchase Warrants. The first Purchase Warrant allows the holder to purchase for $9.00 per share up to 125,000 shares of Common Stock. The second Purchase Warrant allows the holder to purchase for $.145 each up to 125,000 Warrants which can be converted to one share of Common Stock per Warrant at an exercise price of $9.00.

     The Company's Stock Option Plan (the "Plan") and Directors Stock Option Plan (the "Directors Plan") (collectively the "Plans"), authorize the issuance of 1,000,000 and 50,000 shares of common stock options, respectively. The Plans are designed to serve as incentives for retaining qualified and competent employees and directors.

     The following table reflects the option activity for the three months ended March 31,
1996:

[CAPTION]



Outstanding at beginning of period          542,000
Granted                                           -
Exercised                                         -
Expired                                           -
Outstanding at end of period                542,000
Exercisable at end of period                137,000
Price range of options
  outstanding at end of period         $.69 - $6.00
Available for grant at end of period        508,000


     On March 7, 1995, certain of the stock option agreements were amended to reduce the exercise price to $.69, which amount represented the market price per share on that date.

     The Company has granted International Fast Food Corporation, a related company, the option to purchase 250,000 shares of the Company's common stock at an exercise price of $6.00 per share.

     As a result of the stock subscription and pursuant to the Underwriters Warrant Agreement, the exercise price of 125,000 warrants to purchase common stock issued to the Underwriter were repriced and became exercisable at a price of $.25 per share. In June 1995, pursuant to a Warrant Redemption Agreement, the Company repurchased 86,750 Underwriters Warrants for $10,000. Upon original issuance those Warrants entitled the holder to purchase 86,750 shares of the Company's Common Stock at an exercise price of $9.00 per share. The $10,000 is reflected in the accompanying Consolidated Balance Sheet as a reduction of additional paid in capital.






























ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.

          A.   QPQ CORPORATION

GENERAL

     QPQ Corporation operates through two wholly-owned subsidiaries, Pizza King Polska, Sp. zo.o. ("PKP") and QPQ Medical Centers, Inc. ("QPQ Medical").

     QPQ commenced its planned principal operations through PKP, in April 1, 1994. PKP anticipates that it will incur losses until, at the earliest, it establishes a number of Domino's Stores generating sufficient revenues to offset its operating costs and the costs of its proposed continuing expansion. There can be no assurance that PKP will be able to successfully establish a sufficient number of Domino's Stores to achieve profitable operations. PKP cannot reasonably estimate the length of time before any Domino's Store may generate sufficient revenues to offset its operating costs or the length of time before PKP may generate income, if ever. QPQ's independent auditors have included as explanatory paragraph in their report for the year ended December 31, 1995 stating that QPQ's financial statements have been prepared assuming QPQ will continue as a going concern although QPQ's recurring losses raise substantial doubt about QPQ's ability to do so.

     QPQ Medical was organized on August 25, 1995. QPQ Medical offers: (1) medically supervised weight loss programs using a protocol which integrates systems and routines of nutrition management, exercise and prescribed medication; and (2) certain other medical services to address the weight loss and non-weight loss related medical problems of its patients. QPQ Medical commenced its planned principal operations in January 1996. QPQ Medical anticipates that it will incur losses until at the earliest, it establishes a number of medical centers generating sufficient revenue to offset its operating costs and the costs of its proposed expansion. There can be no assurance that QPQ Medical will be able to successfully establish a sufficient number of medical centers to achieve profitable operations. QPQ Medical cannot reasonably estimate the length of time before it will generate sufficient revenues to offset its operating costs, if ever.

     Subject to market conditions and its need for funds, QPQ may generate additional capital through the private or public sale of equity in QPQ and may seek to borrow funds, if available, on commercially reasonable terms.

     As of May 7, 1996, QPQ commenced a private offering (the "Private Offering") of up to 1,000,000 shares of Common Stock at an offering price of $1 per share. The Private Offering which, subject to certain exceptions, is scheduled to expire May 30, 1996, is being made only to accredited investors in accordance with the provisions of Regulation D promulgated under the Securities Act of 1933, as amended. Subject to certain exceptions, the minimum subscription being accepted in the Private Offering is for 50,000 shares. The Company may, in its sole discretion elect to accept all or none of the subscription offers presented to it by May 30,1996. Mr. Rubinson, the Chairman of the Board, Chief Executive Officer, President and principal shareholder of QPQ, and Nigel Norton, a principal shareholder of QPQ, have indicated an intent to purchase 200,000 and 100,000 shares of common stock, respectively. There can be no assurance that the Private Offering will be consummated and the following discussion has been prepared without taking into account the funds that may be received by the Company pursuant to the Private Offering.

     During the quarter ended March 31, 1996, QPQ incurred a net loss of $713,211 ($.72 per share) compared to a net loss of $491,810 ($.18 per share) for the quarter ended March 31, 1995. QPQ's relative decline in financial performance is primarily attributable to the factors discussed below. Set forth below is a discussion of the results of operations and liquidity and capital resources of QPQ's restaurant business and medical center business.

General corporate and overhead expenses, which benefit all of QPQ's businesses, have not been allocated to business segments for this analysis and are discussed under "Results of Operations of QPQ/PKP."

RESULTS OF OPERATIONS OF QPQ/PKP

THREE MONTHS ENDED MARCH 31, 1996 VS. THREE MONTHS ENDED MARCH 31,
1995

     During the quarters ended March 31, 1996 and March 31, 1995, QPQ generated Restaurant Revenues of $282,679 and $206,171, respectively, from its three Domino's Stores and the Cafe Renaissance. Relative to their performance in the quarter ended March 31, 1995, in the quarter ended March 31, 1996 the three Domino's Stores have generally experienced an increase in average quarterly revenues and transactions.

     During the quarter ended March 31, 1996, QPQ incurred
$109,638, $79,818, $110,090 and $53,651 of Food and Packaging
Expenses, Payroll and Related Costs, Occupancy and Other Operating Expenses and Depreciation and Amortization Expense, respectively.

     Food and Packaging Expenses for the quarters ended March 31, 1996 and March 31, 1995 were approximately 38.8% and 37.6% of Restaurant Revenues, respectively. The relative increase in Food and Packaging Expenses is primarily attributable to PKP's decision to discount certain food prices and to increase its general food prices at a rate slower than the historical rate of PKP's food cost increases. Food and Packaging Expenses as a percentage of Restaurant Revenues for the quarter ended March 31, 1995 were adversely affected by special promotions and giveaways conducted in connection with the Cafe Renaissance grand opening in January 1995.

     Payroll and Related Costs as a percentage of Restaurant Revenues for the quarter ended March 31, 1996 and March 31, 1995 were approximately 28.2% and 41.4%, respectively. The relative decrease in Payroll and Related Costs as a percentage of Sales is attributable to an increase in the average level of same restaurant revenues and improved labor force scheduling.

     Occupancy and Other Operating Expenses as a percentage of Restaurant Revenues for the quarters ended March 31, 1996 and March 31, 1995 were approximately 38.9% and 65.7%, respectively. The decrease in Occupancy and Other Operating Expenses as a percentage of Restaurant Revenues is primarily attributable to an increase in the average level of same restaurant revenues and the implementation of better cost controls.

     Restaurant Depreciation and Amortization as a percentage of Restaurant Revenues for the quarters ended March 31, 1996 and March 31, 1995 were 18.9% and 27.2%, respectively. The decrease in Restaurant Depreciation and Amortization Expense as a percentage of Restaurant Revenues is a function of the increase in QPQ's Restaurant Revenues.

     General and Administrative Expenses for the quarter ended March 31, 1996 and March 31, 1995, totalled $488,317 and $329,462, respectively. For the quarter ended March 31, 1996, General and Administrative Expenses were comprised of executive and office staff salaries and benefits of $71,782; legal and professional fees, office rent, QPQ Medical's advertising expenses and travel, telephone and other corporate expenses of $183,336, which figure includes $83,041 of preopening costs incurred by QPQ Medical; and depreciation and amortization of $19,004. For the quarter ended March 31, 1995, General and Administrative Expenses were comprised of executive and office staff salaries of $156,286, legal and professional fees, office rent, travel, telephone and other general corporate expenses of $142,560, and depreciation and amortization of $30,616.

     QPQ's General and Administrative Expenses for the quarter ended March 31, 1996 are higher than such expenses for the quarter ended March 31, 1995, as a result of, among other things, general and administrative expenses associated with QPQ Medical's recent business commencement and expansion. The increase in General and Administrative Expenses was partly offset by a reduction in QPQ's allocation of certain expenses it shares with International Fast Food Corporation.

     Interest and Other Income for the quarter ended March 31, 1996 and March 31, 1995, were $6,087 and $88,985, respectively. The decrease in Interest and Other Income is attributable to a reduction in the funds held for investment by QPQ.

     During the quarter ended March 31, 1996 and March 31, 1995,
Interest Expense was $9,185 and $94,850, respectively. The decrease in Interest Expense is due to a decrease in QPQ's borrowings.

LIQUIDITY AND CAPITAL RESOURCES

     A.   QPQ Corporation/Pizza King Polska

     Pursuant to the Domino's Development Agreement, as amended November 13, 1995, QPQ is granted the exclusive right until December 31, 2003 to develop, operate and franchise Domino's Stores in Poland. During the Initial Term of the Domino's Development Agreement, which expires on December 31, 2003, QPQ is required to open and operate, either through affiliates of QPQ ("Affiliated Franchisees") or unrelated third parties ("Non-Affiliated Franchisees"), at least 50 Domino's Stores in accordance with a schedule that obligates QPQ or its Non-Affiliated Franchisees to open three Domino's Stores in 1994, no Domino's Stores in 1995, eight Domino's Stores in 1996 and five, six or seven Domino's Stores for each of the following seven years. Domino's Stores developed and/or operated by Non-Affiliated Franchisees are counted towards QPQ's obligation to open a minimum number of Domino's Stores.

     In compliance with the Domino's Development Agreement, QPQ opened three Domino's Stores in 1994. QPQ is required and, subject to the factors discussed below, intends to open or cause to be opened at least eight additional Domino's Stores prior to December 31, 1996. QPQ has located but has not yet secured sites for its fourth or fifth Domino's Store. Subject to the modification of the Domino's Agreement, if QPQ in fact fails to meet the development schedule described above, QPQ will lose its rights to develop and franchise additional Domino's Stores but will be entitled to act as a master franchisor and franchisee with respect to the franchise agreements granted prior thereto. QPQ does not intend to open additional cafe-style restaurants at this time.

     As of March 31, 1996, QPQ had negative working capital of $169,089. QPQ's material commitments for capital expenditures relate to the Domino's Stores that QPQ must open to comply with the Domino's Development Agreement. Although to date QPQ has concentrated its efforts on the development of Domino's Stores in Warsaw, Poland, subject to the re-evaluation described below, QPQ intends to focus its future Domino's Store development efforts on other Polish cities. QPQ's decision to expand its development efforts is based on a number of factors, including, but not limited to, QPQ's ability to conserve its capital resources by developing additional Domino's Stores outside of Warsaw through Non-Affiliated Franchisees.

     QPQ estimates the cost of opening a Domino's Store to be approximately $125,000 to $500,000, including leasehold improvements, furniture, fixtures and equipment, and opening inventories, but excluding up front payments, lease payments and franchise fees. Such estimates vary depending on the size and condition of a Domino's Store, the amount of customer seating provided and the extent of leasehold improvements required. QPQ estimates that once a space has been leased and made available, approximately 90 days is required to renovate, equip and furnish the store, obtain necessary licenses and approvals and open a Domino's Store.

     QPQ intends to, to the extent possible, finance the operation and expansion of its restaurant system and weight loss center system with the unutilized proceeds of its Private Offering and Public Offering (defined below) credit facilities and cash from operations.

     Any implementation of QPQ's business plan with respect to the operation of its three Domino's Stores and the Cafe Renaissance (the "QPQ Operations Plan") beyond August 1996, may require resources greater than those currently available to QPQ. Except as discussed below, QPQ has no current arrangements with respect to, or sources of, additional financing, and it is not contemplated that QPQ's principal shareholders, will provide any portion of QPQ's future financing requirements. Implementation of the QPQ Operations Plan is contingent upon, among other things, QPQ's ability to utilize significantly less of its capital resources financing its restaurants' operations and General and Administrative Expenses than it has to date. There can be no assurance that QPQ will generate any cash flow from operations in the future, or that additional financing will be available on acceptable terms, or at all, to fund QPQ's operations.

     Any implementation of QPQ's business plan with respect to the expansion of its Domino's Store system by franchising Domino's Stores to Non-Affiliated Franchisees (the "QPQ Development Plan") beyond August 1996 may require resources greater than those allocated for such purpose or otherwise currently available to QPQ.

Successful implementation of QPQ's Development Plan is contingent upon QPQ identifying and engaging Non-Affiliated Franchisees with the financial and other resources capable of developing and opening Domino's Stores in accordance with the development schedule or QPQ securing additional debt or equity financing to permit QPQ to develop the Domino's Stores in accordance with the development schedule. Successful implementation of the QPQ Development Plan is also contingent upon QPQ's ability to economically supervise, provide technical support and distribute food products from QPQ's Commissary to Non-Affiliated Franchisees. QPQ has no experience in identifying, engaging, supervising or providing technical assistance to Non-Affiliated Franchisees. Further, QPQ has not yet identified nor engaged any Non-Affiliated Franchisees which may develop and operate future Domino's Stores. In addition, QPQ has not yet secured any additional Domino's Store sites.

     QPQ's Operations Plans and Development Plans beyond August
1996 are contingent upon its operating and development experiences prior thereto. Accordingly, QPQ cannot accurately predict its Operations Plans and Development Plans beyond August 1996.

     QPQ continues to review the performance and prospects of its pizza operations and is evaluating its current business plan to determine the best possible means of effecting a profitable operation. The alternatives now under consideration include, among others, focusing future development efforts on Domino's traditional takeout and delivery service; selling certain or all of QPQ's existing Domino's Stores and/or the Cafe Renaissance (collectively, the "Stores") to unrelated third parties and/or affiliates of QPQ; closing certain of QPQ's Stores; or entering into management agreements or joint venture agreements with unrelated third parties or affiliates with respect to the operation of certain or all of QPQ'S Stores.

     Subject to market conditions and its need for funds, QPQ may generate additional capital through the public or private sale of equity in QPQ.

     The deployment of QPQ's financial, personnel, capital and/or other resources in other businesses or investment opportunities, including QPQ Medical's Weight Loss Centers, may result in a diminution in resources available to execute the QPQ Operations Plan and/or the QPQ Development Plan. See "-B. QPQ Medical Centers, Inc." for more information regarding QPQ Medical's liquidity and capital resources.

     Subject to, among other things, QPQ's future operating results, QPQ's capital resources, QPQ's ability to locate a ready, willing and able buyer (a "Qualified Buyer") for certain or all of the Stores, QPQ's ability to locate a joint venture partner or Non-Affiliated Franchisee (a "Qualified Partner"), willing and able to develop and operate its existing or additional Stores and the Board of Directors believes that it may be in the best interests of QPQ to close certain of its Stores. The Board of Directors' belief is based upon, among other things, certain of the Stores operating results to date, QPQ's projected operating results with all of the Stores open, QPQ's projected operating results with certain of the Stores closed, QPQ's cash position, QPQ's ability to secure additional sources of capital, QPQ's perceived risk adjusted rate of return on additional cash investments in the Domino's Store and/or Cafe Renaissance businesses versus QPQ's perceived risk adjusted rate of return in alternative investments, QPQ's inability to date to locate a Qualified Buyer for the Store(s) and/or QPQ's Domino's Store development rights on acceptable terms, QPQ's inability to date to locate a Qualified Partner to develop and operate additional Domino's Stores, and QPQ's relationship with Domino's.

     To date, QPQ's business has been principally financed by proceeds from QPQ's public offering of QPQ Common Stock and Warrants, proceeds from a bank credit facility with Northern Trust Bank of Florida ("Northern Trust Bank"), the proceeds from a bank credit facility with American Bank in Poland, S.A. ("American Bank") and proceeds from a private offering of QPQ Common Stock.

     In September 1993, QPQ consummated an underwritten initial public offering (the "Public Offering") of 1,250,000 shares of its common stock and 1,405,660 redeemable Common Stock Purchase Warrants (the "Warrants"), each Warrant entitling the holder thereof to purchase one share of QPQ's Common Stock for $6.60, for aggregate proceeds of approximately $6,012,000, net of underwriting discounts and commissions, expense allowances and other registration costs.

     The unutilized proceeds of the Public Offering were invested through a discretionary management account at Northern Trust Bank of Florida, N.A. ("Northern Trust"). As of March 31, 1996 and May 6, 1996, $66,726 and $67,257, respectively, of the remaining funds were invested in United States dollar denominated money market funds.

     As of March 30, 1995, QPQ sold (the "Private Offering") 3,400,000 restricted shares of QPQ Common Stock for aggregate proceeds of $850,000. The proceeds of the Private Offering have been utilized by QPQ to finance it operations and expansion.

     In January 1994, QPQ's wholly owned subsidiary, PK Polska, obtained a $28,000 line of credit from American Bank, with interest payable on outstanding principal amounts at a rate equivalent to the American Bank's overdraft rate minus 4%, payable monthly on the first day of the month. In September 1994, QPQ guaranteed PK Polska's payment of any and all amounts, not exceeding $28,000, owed to American Bank pursuant to the credit facility. As of March 31, 1996 and May 6, 1996, $19,738 and $10,618, respectively, of the credit facility were outstanding.

     In January 1995, PK Polska obtained a $300,000 line of credit from American Bank with interest payable on outstanding principal amount at a rate of 7.75%. PK Polska is also obligated to pay American Bank a 1% per annum commission on the daily average unutilized principal balance of the credit facility. Interest and commission expenses are payable once every three months. The credit facility are secured by PK Polska deposits with American Bank and a guarantee of QPQ. Borrowings are required to be repaid in full on January 28, 1997. As of March 31, 1996 and May 6, 1996, $300,000 and $300,000, respectively, of the credit facility were outstanding.

     On March 18, 1996, PK Polska obtained a $150,000 line of credit from American Bank. PK Polska is required to make interest payments on the outstanding principal amount of the credit facility at a rate of 10% per annum. PK Polska is also obligated to pay American Bank a 2% per annum commission on the daily average unutilized principal balance of the credit facility. Interest and commission expenses are payable once every three months commencing April 30, 1996. The proceeds of the credit facility may be used to finance up to 50% of the cost of developing Domino's Stores. The credit facility is secured by: (i) a promissory note of PK Polska;
(ii) a guarantee of QPQ; and (iii) title to the fixtures and equipment of the Domino's Stores developed with the credit facility proceeds. Draws can be made on the credit facility until October 30, 1996. Commencing October 31, 1996, PK Polska is required to pay American Bank $30,000 once every three months until the outstanding principal balance of the credit facility is repaid. As of March 31, 1996 and May 6, 1996, $0 and $0 of the credit facility were outstanding.

     B.   QPQ MEDICAL CENTERS, INC.

GENERAL

     In August 1995, QPQ entered into the business of developing and operating medical centers ("Medical Centers") which offer medically supervised weight loss programs. In January and April 1996, QPQ Medical opened its first two Medical Centers. QPQ Medical has incurred losses and anticipates that it will contribute to incur losses until it establishes a number of Medical Centers generating sufficient resources to offset its operating costs and the costs of its proposed continuing expansion. In light of the uncertainties in connection with the commencement of a new business, QPQ cannot reasonably estimate the length of time before QPQ Medical may achieve profitable operations, if ever.

RESULTS OF OPERATIONS OF QPQ MEDICAL

   THREE MONTHS ENDED MARCH 31, 1996

     QPQ Medical commenced operations at its first Medical Center in January 1996. Accordingly, a comparison of QPQ Medical's results of operations in the quarter ended March 31, 1996 with any other time period are not meaningful.

     During the quarter ended March 31, 1996, QPQ Medical generated Medical Center Revenues of $47,003 from its one open Medical
Center.  During such period, the average monthly level of Medical
Center Revenues steadily increased.

     During the quarter ended March 31, 1996, QPQ Medical incurred $99,771, $89,213 and $11,828 of Payroll and Related Expense, Occupancy and Other Expense and Depreciation and Amortization, respectively. QPQ Medical believes that the foregoing expenses as a percentage of Medical Center Revenues should decline as Medical Center Revenues increase and Medical Centers currently under lease and renovation develop into revenue production centers.

     See "A. QPQ Corporation-Results of Operations" for a discussion of QPQ Medical's general corporate and overhead expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Subject to QPQ's other business commitments, QPQ Medical is required to use its best efforts to develop the Medical Center business concept, the License Agreement does not require QPQ Medical to develop and open Medical Centers pursuant to an established schedule. QPQ Medical's material commitments for capital expenditures relate to the weight loss centers it is in the process of developing and operating. In addition, under the License Agreement, QPQ Medical is required to expend a minimum of $100,000 in start-up funding and a percentage of its annual gross receipts for promotion and marketing the Program.

     QPQ Medical estimates the cost of opening a Medical Center to be approximately $50,000 to $300,000, including leasehold improvements, furniture, fixtures and equipment, but excluding lease payments and license fees. Such estimates vary depending on the size and style of a Medical Center and the extent of leasehold improvements required. QPQ Medical estimates that once a space has been leased and made available, approximately 90 days is required to renovate, equip and furnish the Medical Center, obtain necessary licenses and approvals and open a Medical Center.

     QPQ intends to finance the development and operations of Medical Centers with the unutilized proceeds of QPQ's Private Offering and Public Offering and cash, if any, from Medical Center operations. Any implementation of QPQ Medical's business plan with respect to the operation of its Medical Centers (the "QPQ Medical Operations Plan") beyond August 1996 may require resources greater than those currently available to QPQ Medical. Although QPQ Medical desires to develop additional Medical Centers, any implementation of QPQ Medical's business plan with respect to the expansion of its Medical Center System (the "QPQ Medical Development Plan") beyond August 1996 may require resources greater than those currently available to QPQ Medical. QPQ Medical has no current arrangements with respect to, or sources of, financing. QPQ's Medical's Operation Plans and QPQ Medical's Development Plans beyond August 1996 are contingent upon its operating and development experiences prior thereto. Accordingly, QPQ Medical cannot accurately predict its operations and development plans beyond August 1996.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

     Domino's Store operations are conducted in Poland. The Polish economy has historically been characterized by extremely high rates of inflation and devaluation of the Polish zloty against the United States dollar and European currencies. However, in the year ended December 31, 1995, the rates of inflation and devaluation improved.

For the years ended December 31, 1993, 1994 and 1995, the annual inflation rate in Poland exceeded 35%, 32% and 21.6%, respectively, and as of December 31, 1993, 1994 and 1995 the exchange rate was 21,344, 24,372 and 24,680 zlotys per dollar, respectively. Franchise fees for each Domino's Store opened are paid in United States currency. Additionally, QPQ is dependent on foreign sources of supply (equipment, paper goods and certain food products) which require payment in European or United States currencies. Since QPQ's revenues from operations are in zlotys, QPQ is subject to the risk of currency fluctuations. QPQ has and intends to maintain substantially all of its unutilized funds in dollar denominated accounts and/or securities. There can be no assurance that QPQ will successfully manage its exposure to currency fluctuations or that such fluctuations will not have a material adverse effect on QPQ.

     Thus far, QPQ's revenues have been used to fund restaurant operations and QPQ's expansion. As a result, such revenues have been relatively insulated from inflationary conditions in Poland. There can be no assurance that inflationary conditions in Poland will not have an adverse effect on QPQ.

     The accounts of PK Polska are measured using the Polish zloty.

Due to Poland's highly inflationary environment, generally accepted accounting principles require QPQ to calculate and recognize on its statement of operations its currency translation gains or losses associated with PK Polska. For the quarters ended March 31, 1996 and March 31, 1995, QPQ had a foreign currency translation gain
(loss) of ($47,469) and ($8,652), respectively.

     The only currency that may be used in Poland is the zloty.
The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that affect the value of currencies generally. As of January 1, 1995, the National Bank of Poland introduced a new currency unit which is named a "zloty" (a "new zloty"). New zlotys are equivalent to 10,000 old zlotys ("old zlotys"). Old zlotys will remain legal tender until December 31, 1996, after which date they will only be exchangeable at certain banks. All references in this document to zlotys are to old zlotys.










































                   PART II.  OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K





     (a) No reports on Form 8-K have been filed during the quarter ended March 31, 1996.











































                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   QPQ CORPORATION





DATE:   May 17, 1996               By:  /s/ Mitchell Rubinson
                                      Mitchell Rubinson, Chairman
                                      of the Board, Chief Executive
                                      Officer and President
                                      (Principal Executive Officer)





DATE:   May 17, 1996               By:  /s/ Stephen R. Groth
                                      Stephen R. Groth, Chief
                                      Financial Officer and
                                      Treasurer (Principal
                                      Financial and Accounting
                                      Officer)