Form 10QSB
period 1996-06-30
QPQ CORP
filed 1996-08-19
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1996

       [ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

                 For the transition period from ___________ to ___________.

                         Commission file number 1-12350

                                 QPQ CORPORATION
   --------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          FLORIDA                                             65-0611607
- --------------------------------                         ----------------------
  (State or Other Jurisdiction of                          (I.R.S. Employer
   Incorporation or Organization)                         Identification No.)

                          1000 LINCOLN ROAD, SUITE 206
                           MIAMI BEACH, FLORIDA 33139
                     ---------------------------------------
                     (Address of Principal Executive Office)

                                 (305) 674-8115
                       -----------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         The number of shares outstanding of the issuer's common stock, par value $.01 per share as of August 9, 1996 was 7,220,000. .

         Transitional Small Business Disclosure Format:

                                 Yes [ ] No [X]

                        QPQ CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


PART I.  FINANCIAL INFORMATION                                           PAGE

         ITEM. 1   Financial Statements
                   Consolidated Balance Sheets as of

                   June 30, 1996 and December 31, 1995                     3

                   Consolidated Statements of Operations
                   for the Three and Six Months Ended
                   June 30, 1996 and 1995                                  4

                   Consolidated Statements of Shareholders'
                   Equity for the Six Months Ended June 30,
                   1996                                                    5

                   Consolidated Statements of Cash Flows
                   for the Six Months Ended June 30,
                   1996 and 1995                                         6 - 7

                   Notes to Consolidated Financial
                   Statements                                            8 - 11



         ITEM. 2   Management's Discussion and Analysis or
                   Plan of Operation                                    12 - 20



PART II.  OTHER INFORMATION




SIGNATURES

                        QPQ CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                     ASSETS

                                                    JUNE           DECEMBER 31,
CURRENT ASSETS:                                     1996               1995
                                                ------------       -----------
    Cash and cash equivalents                   $    420,020       $ 1,052,831
    Restricted Cash                                  300,000           300,000
    Receivables                                       51,948               868
    Inventory                                         68,891            63,567
    Due from affiliates                              144,179             1,040
    Prepaid expenses                                 191,140             7,952
                                                ------------       -----------
         Total Current Assets                      1,176,178         1,426,258
                                                ------------       -----------

Furniture, equipment & leasehold
  improvements, net                                2,340,696         1,635,195

Deferred charges, net of accumulated
    amortization of $64,329 and $18,747
    at 1996 and 1995, respectively                   202,971           279,249

Domino's development rights, net of
  accumulated amortization of $90,665 and
  $75,123 at 1996 and 1995, respectively             220,189           235,731
                                                ------------       -----------
         Total Assets                           $  3,940,034       $ 3,576,433
                                                ============       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                            $    568,936       $   245,164
    Accrued expenses                                  99,701            82,758
    Due to affiliate                                  15,000            49,087
    Bank credit facilities payable                   337,137              -
                                                ------------       -----------
         Total Current Liabilities                 1,020,774           377,009
                                                ------------       -----------
    Bank credit facilities payable                      -              300,000
                                                ------------       -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

    Preferred Stock, $.01 par value, 1,000,000
         shares authorized; no shares issued            -                 -
    Common Stock, $.01 par value, 10,000,000
         shares authorized; 7,220,000 and
         6,025,000 shares issued and
         outstanding, respectively                    72,200            60,250
    Additional paid-in capital                     8,246,094         7,063,044
    Accumulated Deficit                         (  5,399,034)     (  4,223,870)
                                                ------------      ------------
         Total Shareholders' Equity                2,919,260         2,899,424
                                                ------------      ------------
         Total Liabilities and Shareholders'
         Equity                                 $  3,940,034      $  3,576,433
                                                ============      ============

                             See Accompanying Notes

                        QPQ CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                FOR THE           FOR THE           FOR THE            FOR THE
                                              THREE MONTHS       SIX MONTHS       THREE MONTHS       SIX MONTHS
                                                  ENDED             ENDED            ENDED              ENDED
                                              JUNE 30,1996      JUNE 30,1996      JUNE 30,1995       JUNE 30,1995
                                              ------------      ------------      ------------       ------------
REVENUES:
    Restaurant                                $    365,459      $    648,138      $    326,709       $    532,880
    Medical Centers                                260,587           307,590              -                  -
                                              ------------      ------------      ------------       ------------
               Total Revenue                  $    626,046      $    955,728      $    326,709       $    532,800
                                              ------------      ------------      ------------       ------------

RESTAURANT OPERATING:

    Food and packaging                             128,168           237,806           126,619            204,258
    Payroll and related costs                       88,564           168,382            93,929            179,291
    Occupancy and other operating
      expenses                                     133,337           243,427           100,045            235,560
    Depreciation and amortization                   48,409           102,060            51,959            108,085
                                              ------------      ------------      ------------       ------------
      Total restaurant operating
      expenses                                     398,478           751,675           372,552            727,194
                                              ------------      ------------      ------------       ------------

MEDICAL CENTERS:
    Payroll and related                            124,063           223,834              -                  -
    Occupancy and other                            216,896           307,721              -                  -
    Depreciation and amortization                   15,688            27,516              -                  -
                                              ------------      ------------      ------------       ------------
      Total Medical Centers                        356,647           559,071              -                  -
                                              ------------      ------------      ------------       ------------

GENERAL & ADMINISTRATIVE
  EXPENSES                                         360,170           796,875           348,366            677,828
                                              ------------      ------------      ------------       ------------

OPERATING LOSS                                 (   489,249)      ( 1,151,893)     (    394,209)      (    872,142)
                                              ------------      ------------      ------------       ------------

OTHER INCOME (EXPENSES):
    Interest and other income                        7,882            13,969            92,984            181,969
    Gain (loss) on sale of investment                 -                -          (    333,663)      (    333,023)
    Interest expense                           (     9,351)      (    18,536)     (    107,177)      (    202,027)
    Gain (Loss) from foreign
      currency translation                          28,765       (    18,704)     (     20,234)      (     28,886)
                                              ------------      ------------      ------------       ------------
      Total other income (expense),
      net                                           27,296       (    23,271)     (    368,090)      (    381,967)
                                              ------------      ------------      ------------       ------------

NET LOSS                                      $(   461,953)     $( 1,175,164)     $(   762,299)      $( 1,254,109)
                                              =============     ============      ============       ============

NET LOSS PER COMMON
    SHARE                                     $(       .07)     $(       .19)     $(       .13)       $(      .29)
                                              =============     ============      ============        ===========

WEIGHTED AVERAGE
    COMMON SHARES
    OUTSTANDING                                   6,541,978        6,283,489          6,025,000         4,390,746
                                              =============     ============       ============      ============

                             See Accompanying Notes

                        QPQ CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)

                                       COMMON STOCK              ADDITIONAL
                                                                   PAID IN       ACCUMULATED
                                   SHARES           AMOUNT         CAPITAL         DEFICIT          TOTAL
                                 ---------       ------------    ----------      -----------     ----------
Balances, December 31, 1995      6,025,000          $60,250      $7,063,044     $(4,223,870)     $2,899,424


Issuance of shares in
  private offering               1,195,000           11,950       1,183,050                       1,195,000



Net loss for the period                                                          (1,175,164)     (1,175,164)


                                ----------      -----------      ----------     -----------      ----------
Balances, June 30, 1996          7,220,000      $    72,200      $8,246,094     $(5,399,034)     $2,919,260
                                ==========      ===========      ==========     ===========      ==========

                             See Accompanying Notes

                        QPQ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          FOR THE SIX MONTHS         FOR THE SIX MONTHS
                                                          ENDED JUNE 30, 1996        ENDED JUNE 30, 1995
                                                          -------------------        -------------------
CASH FLOWS FROM OPERATING
     ACTIVITIES:

     Net Loss                                                $( 1,175,164)              $( 1,254,109)
     Adjustment to reconcile net loss
        to net cash used in operating activities:
           Depreciation and amortization                          193,327                    170,493
            Loss on the sale of investments                          -                       333,023
     Changes in operating assets and liabilities:
         Receivables                                          (    51,080)                    74,461
         Inventory                                            (     5,324)               (    16,693)
         Accrued interest receivable                                 -                        57,690
         Prepaid expenses                                     (   183,188)                    64,931
         Other assets                                              40,696                     11,792
         Accounts payable and
            accrued expenses                                      340,715                (    26,802)
                                                             ------------               ------------
     Net cash used in operating activities                    (   840,018)               (   585,214)
                                                             ------------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Increase in restricted cash                                     -                   (   225,853)
     Proceeds from sales of investments                              -                     5,727,078
     Payments for furniture, equipment and leasehold
         improvements                                         (   837,704)               (   195,469)
                                                             ------------               ------------

     Net cash provided by (used in)
         investing activities                                 (   837,704)                 5,305,756
                                                             ------------               ------------

                             See Accompanying Notes

                        QPQ CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                   (UNAUDITED)

                                                          FOR THE SIX MONTHS           THE SIX MONTHS
                                                            ENDED JUNE 30            ENDED JUNE 30, 1995
                                                          ------------------         -------------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

     Payment for Options and Warrants                         (   10,000)                (    10,000)
     Proceeds from sale of common stock                        1,195,000                     850,000
     Repayment of bank credit facilities                            -                    ( 5,196,909)
     Borrowings under bank credit facilities                      37,137                     850,062
     Due to (from) affiliates, net                            (  177,226)                     21,443
                                                               ---------                  ----------

     Net cash (used in) provided by financing
         activities                                            1,044,911                 ( 3,485,404)
                                                               ---------                  ----------


(DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS                                              (  632,811)                  1,235,138

BEGINNING CASH AND CASH EQUIVALENTS                            1,052,831                     416,966
                                                               ---------                  ----------

ENDING CASH AND CASH EQUIVALENTS                              $  420,020                 $ 1,652,104
                                                               =========                  ==========


SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:

     Cash paid during the period for:
         Interest                                             $   18,536                 $   202,027
                                                               =========                  ==========

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

         In August 1995, QPQ entered into the business of developing and operating medical centers ("Medical Centers") which offer primary care medical services and medically supervised weight loss programs. In January, April and July 1996, QPQ Medical opened its first three medical centers and will open its fourth medical center in September 1996.

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

         The only currency that may be used in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. The U.S. dollar is considered to be the functional currency of PK Polska. As of January 1, 1995, the National Bank of Poland introduced a new currency unit which is named a "zloty" (a "new zloty"). New zlotys are equivalent to 10,000 old zlotys ("old zlotys"). Old zlotys will remain legal tender until December 31, 1996, after which date they will only be exchangeable at certain banks. All references in this document to zlotys are to old zlotys. At June 30, 1996, the exchange rate was 27,200 old zlotys.

                        QPQ CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         BASIS OF PRESENTATION, CONTINUED - Monetary assets and liabilities are translated from the local currency, the "zloty", to U.S. dollars at the period end exchange rate. Non-monetary assets, liabilities, and related expenses, primarily furniture, equipment, leasehold improvements and related depreciation and amortization, are translated using historical exchange rates. Income and expense accounts, excluding depreciation and amortization, are translated at an annual weighted average exchange rate.

         The accompanying consolidated condensed financial statements as of June 30, 1996 and 1995 are unaudited. The consolidated Balance sheet as of December 31, 1995, was derived from the December 31, 1995 audited balance sheet. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes it has made sufficient disclosures such that the information presented is not misleading. In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.

         These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Form 10-KSB. Results for the six month period ended June 30, 1996, are not necessarily indicative of the results to be achieved for the year ending December 31, 1996.

         GOING CONCERN - The report of the Company's independant accountants on their audit of the Company's December 31, 1995 consolidated financial statements contained uncertainties relating to the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                        QPQ CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


3.       LINE OF CREDIT:

         In January 1995, PK Polska obtained a $300,000 line of credit from American Bank in Poland, S.A. with interest payable quarterly at a rate of 7.75% per annum. The Company has guaranteed the borrowings which are collateralized by its amounts on deposit. The line expires January 28, 1997.

         On March 18, 1996, PK Polska obtained a $150,000 line of credit from American Bank. Borrowings under the facility bear interest at 10% per annum, payable every three months commencing April 30, 1996, may be used to finance up to 50% of the cost of developing Domino's Stores. The credit facility is secured by a promissory note of PK Polska, a guarantee of QPQ and title to the fixtures and equipment of the Domino's Stores developed with the credit facility borrowings. Draws may be made on the credit facility until October 30, 1996. Commencing October 31, 1996, PK Polska is required to repay $30,000 once every three months until the outstanding principal balance of the credit facility is repaid. As of June 30, 1996, $-0- had been borrowed under the facility.

4.       SHAREHOLDERS' EQUITY:

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

         During the quarter ended June 30, 1996, the Company sold 1,195,000 shares of Common Stock in a private offering and received cash proceeds of $1,195,000.

                        QPQ CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


4.       SHAREHOLDERS' EQUITY, CONTINUED:

         The Company's Stock Option Plan (the "Plan") and Directors Stock Option Plan (the "Directors Plan") (collectively the "Plans"), authorize the issuance of 1,000,000 and 50,000 shares of common stock options, respectively. The Plans are designed to serve as incentives for retaining qualified and competent employees and directors.

         The following table reflects the option activity for the six months ended June 30, 1996:

Outstanding at beginning of period                       542,000
Granted                                                     -
Exercised                                                   -
Expired                                                     -
                                                     -----------
Outstanding at end of period                             542,000
                                                     ===========

Exercisable at end of period                             137,000
Price range of options
  outstanding at end of period                      $.69 - $6.00
                                                     ===========

Available for grant at end of period                     508,000
                                                     ===========

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

         In June 1996, the Company paid $10,000 of cash to terminate an option to purchase 250,000 shares of its stock held by International Fast Food Corporation Common Stock.

         During the quarter ended June 30, 1996, the Company sold 1,195,000 shares of Common Stock in a private offering and received cash proceeds of $1,195,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         During the quarter ended June 30, 1996, QPQ completed a private offering (the "Private Offering") of 1,195,000 shares of Common Stock at an offering price of $1 per share. The Private Offering was made only to accredited investors in accordance with the provisions of Regulation D promulgated under the Securities Act of 1933, as amended. Mr. Rubinson, the Chairman of the Board, Chief Executive Officer, President and a principal shareholder of QPQ, and Nigel Norton, a principal shareholder of QPQ, purchased 200,000 and 100,000 shares of common stock, respectively.

         On July 26, 1996, the Company's Chairman of the Board, Chief Executive Officer and President agreed to purchase 1,125,000 shares of the Company's Common Stock from Compscript, Inc. in exchange for a non-recourse promissory note in the original principal amount of $1,125,000, payable in full, including accrued interest on July 26, 1997.

The 1,125,000 shares will serve as collateral for the note subject to release upon payment of the principal amount or portions thereof.

         During the six months ended June 30, 1996, QPQ incurred a net loss of $1,175,164 ($.19 per share) compared to a net loss of $1,254,109 ($.29 per share) for the six months ended June 30, 1995. Set forth below is a discussion of the results of operations and liquidity and capital resources of QPQ's restaurant business and medical center business. General corporate and overhead expenses, which benefit all of QPQ's businesses, have not been allocated to business segments for this analysis and are discussed under "Results of Operations of QPQ/PKP."

RESULTS OF OPERATIONS OF QPQ/PKP

SIX MONTHS ENDED JUNE 30, 1996 VS. SIX MONTHS ENDED JUNE 30, 1995

         During the six months ended June 30, 1996 and June 30, 1995, QPQ generated Restaurant Revenues of $648,138 and $532,880, respectively, from its three Domino's Stores and the Cafe Renaissance. Relative to their performance in the six months ended June 30, 1995, in the six months June 30, 1996 the three Domino's Stores have generally experienced an increase in average revenues and transactions.

         During the six months ended June 30, 1996, QPQ incurred $237,806, $168,382, $243,427 and $102,060 of Food and Packaging Expenses, Payroll and Related Costs, Occupancy and Other Operating Expenses and Depreciation and Amortization Expense, respectively.

         Food and Packaging Expenses for the six months ended June 30, 1996 and June 30, 1995 were approximately 36.7% and 38.3% of Restaurant Revenues, respectively. The relative decrease in Food and Packaging Expenses is primarily attributable to improved cost control regarding purchases. Food and Packaging Expenses as a percentage of Restaurant Revenues for the six months ended June 30, 1995 were adversely affected by special promotions and giveaways conducted in connection with the Cafe Renaissance grand opening in January 1995.

         Payroll and Related Costs as a percentage of Restaurant Revenues for the quarter ended June 30, 1996 and June 30, 1995 were approximately 26.0% and 33.6%, respectively. The relative decrease in Payroll and Related Costs as a percentage of Sales is attributable to an increase in the average level of same restaurant revenues, improved labor force scheduling and changes in the menu and service at the Cafe Renaissance.

         Occupancy and Other Operating Expenses as a percentage of Restaurant Revenues for the six months ended June 30, 1996 and June 30, 1995 were approximately 37.6% and 44.2%, respectively. The decrease in Occupancy and Other Operating Expenses as a percentage of Restaurant Revenues is primarily attributable to an increase in the average level of same restaurant revenues and the implementation of better cost controls.

         Restaurant Depreciation and Amortization as a percentage of Restaurant Revenues for the six months ended June 30, 1996 and June 30, 1995 were 15.7% and 20.3%, respectively. The decrease in Restaurant Depreciation and Amortization Expense as a percentage of Restaurant Revenues is a function of the increase in QPQ's Restaurant Revenues.

         General and Administrative Expenses for the six months ended June 30, 1996 and June 30, 1995, totalled $796,875 and $677,828, respectively. For the six months ended June 30, 1996, General and Administrative Expenses were comprised of executive and office staff salaries and benefits of $225,079; legal and professional fees, office rent, travel, telephone and other corporate expenses of $528,690, and depreciation and amortization of $43,106. For the six months ended June 30, 1995, General and Administrative Expenses were comprised of executive and office staff salaries of $188,231, legal and professional fees, office rent, travel, telephone and other general corporate expenses of $427,190, and depreciation and amortization of $62,401.

         QPQ's General and Administrative Expenses for the six months ended June 30, 1996 are higher than such expenses for the six months ended June 30, 1995, as a result of, among other things, general and administrative expenses associated with QPQ Medical's recent business commencement and expansion. The increase in General and Administrative Expenses was partly offset by a reduction in QPQ's allocation of certain expenses it shared with International Fast Food Corporation in 1995.

         Interest and Other Income for the six months ended June 30, 1996 and June 30, 1995, were $7,882 and $181,969, respectively. The decrease in Interest and Other Income is attributable to a reduction in the funds held for investment by QPQ.

         During the six months ended June 30, 1996 and June 30, 1995, Interest Expense was $18,536 and $202,027, respectively. The decrease in Interest Expense is due to a decrease in QPQ's borrowings.

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

         In compliance with the Domino's Development Agreement, QPQ opened three Domino's Stores in 1994. QPQ is required and, subject to the factors discussed below, may open or cause to be opened at least eight additional Domino's Stores prior to December 31, 1996. QPQ has secured its fourth site and has located but not yet secured its fifth Domino's Store site. Subject to the modification of the Domino's Agreement, if QPQ in fact fails to meet the development schedule described above, QPQ will lose its rights to develop and franchise additional Domino's Stores but will be entitled to act as a master franchisor and franchisee with respect to the franchise agreements granted prior thereto. QPQ does not intend to open additional cafe-style restaurants at this time.

         As of June 30, 1996, QPQ had working capital of $155,404. QPQ's material commitments for capital expenditures relate to the Domino's Stores that QPQ must open to comply with the Domino's Development Agreement. Although to date QPQ has concentrated its efforts on the development of Domino's Stores in Warsaw, Poland, subject to the re-evaluation described below, QPQ intends to focus its future Domino's Store development efforts on other Polish cities. QPQ's decision to expand its development efforts is based on a number of factors, including, but not limited to, QPQ's ability to conserve its capital resources by developing additional Domino's Stores outside of Warsaw through Non-Affiliated Franchisees.

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

         QPQ intends to, to the extent possible, finance the operation and expansion of its restaurant system and medical center system with the unutilized proceeds of its Private Offering and Public Offering (defined below) credit facilities and cash from operations.

         Any implementation of QPQ's business plan with respect to the operation of its three Domino's Stores and the Cafe Renaissance (the "QPQ Operations Plan") beyond September 1996, may require resources greater than those currently available to QPQ. Except as discussed below, QPQ has no current arrangements with respect to, or sources of, additional financing, and it is not contemplated that QPQ's principal shareholders, will provide any portion of QPQ's future financing requirements. Implementation of the QPQ Operations Plan is contingent upon, among other things, QPQ's ability to utilize significantly less of its capital resources financing its restaurants' operations and General and Administrative Expenses than it has to date. There can be no assurance that QPQ will generate any cash flow from operations in the future, or that additional financing will be available on acceptable terms, or at all, to fund QPQ's operations.

         Any implementation of QPQ's business plan with respect to the expansion of its Domino's Store system by franchising Domino's Stores to Non-Affiliated Franchisees (the "QPQ Development Plan") beyond August 1996 may require resources greater than those allocated for such purpose or otherwise currently available to QPQ. Successful implementation of QPQ's Development Plan is contingent upon QPQ identifying and engaging Non-Affiliated Franchisees with the financial and other resources capable of developing and opening Domino's Stores in accordance with the development schedule or QPQ securing additional debt or equity financing to permit QPQ to develop the Domino's Stores in accordance with the development schedule. Successful implementation of the QPQ Development Plan is also contingent upon QPQ's ability to economically supervise, provide technical support and distribute food products from QPQ's Commissary to Non-Affiliated Franchisees. QPQ has no experience in identifying, engaging, supervising or providing technical assistance to Non-Affiliated Franchisees. Further, QPQ has not yet identified nor engaged any Non-Affiliated Franchisees which may develop and operate future Domino's Stores. In addition, QPQ has secured one additional Domino's Store site.

         QPQ's Operations Plans and Development Plans beyond September 1996 are contingent upon its operating and development experiences prior thereto. Accordingly, QPQ cannot accurately predict its Operations Plans and Development Plans beyond September 1996.

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

         The deployment of QPQ's financial, personnel, capital and/or other resources in other businesses or investment opportunities, including QPQ Medical Centers, may result in a diminution in resources available to execute the QPQ Operations Plan and/or the QPQ Development Plan. See "-B. QPQ Medical Centers, Inc." for more information regarding QPQ Medical's liquidity and capital resources.

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

         To date, QPQ's business has been principally financed by proceeds from QPQ's public offering of QPQ Common Stock and Warrants, proceeds from a bank credit facility with Northern Trust Bank of Florida ("Northern Trust Bank"), the proceeds from a bank credit facility with American Bank in Poland, S.A. ("American Bank") and proceeds from two private offerings of QPQ Common Stock.

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

         The unutilized proceeds of the Public Offering were invested through a discretionary management account at Northern Trust Bank of Florida, N.A. ("Northern Trust"). As of June 30, 1996 and August 6, 1996, $67,257 and $68,064,
respectively, of the remaining funds were invested in United States dollar denominated money market funds.

         As of March 30, 1995, QPQ sold (the "Private Offering") 3,400,000 restricted shares of QPQ Common Stock for aggregate proceeds of $850,000. The proceeds of the Private Offering have been utilized by QPQ to finance it operations and expansion.

         In January 1994, QPQ's wholly owned subsidiary, PK Polska, obtained a $28,000 line of credit from American Bank, with interest payable on outstanding principal amounts at a rate equivalent to the American Bank's overdraft rate minus 4%, payable monthly on the first day of the month. In September 1994, QPQ guaranteed PK Polska's payment of any and all amounts, not exceeding $28,000, owed to American Bank pursuant to the credit facility. As of June 30, 1996 and August 6, 1996, $37,137 and $48,140, respectively, of the credit facility were outstanding.

         In January 1995, PK Polska obtained a $300,000 line of credit from American Bank with interest payable on outstanding principal amount at a rate of 7.75%. PK Polska is also obligated to pay American Bank a 1% per annum commission on the daily average unutilized principal balance of the credit facility. Interest and commission expenses are payable once every three months. The credit facility are secured by PK Polska deposits with American Bank and a guarantee of QPQ. Borrowings are required to be repaid in full on January 28, 1997. As of June 30, 1996 and August 6, 1996, $300,000 and $300,000,
respectively, of the credit facility were outstanding.

         On March 18, 1996, PK Polska obtained a $150,000 line of credit from American Bank. PK Polska is required to make interest payments on the outstanding principal amount of the credit facility at a rate of 10% per annum. PK Polska is also obligated to pay American Bank a 2% per annum commission on the daily average unutilized principal balance of the credit facility. Interest and commission expenses are payable once every three months commencing April 30, 1996. The proceeds of the credit facility may be used to finance up to 50% of the cost of developing Domino's Stores. The credit facility is secured by: (i) a promissory note of PK Polska; (ii) a guarantee of QPQ; and (iii) title to the fixtures and equipment of the Domino's Stores developed with the credit facility proceeds. Draws can be made on the credit facility until October 30, 1996. Commencing October 31, 1996, PK Polska is required to pay American Bank $30,000 once every three months until the outstanding principal balance of the credit facility is repaid. As of June 30, 1996 and August 6, 1996, $0 and $0 of the credit facility were outstanding.

         During the quarter ended June 30, 1996, QPQ completed a private offering (the "Private Offering") of 1,195,000 shares of Common Stock at an offering price of $1 per share. The Private Offering was made only to accredited investors in accordance with the provisions of Regulation D promulgated under the Securities Act of 1933, as amended. Mr. Rubinson, the Chairman of the Board, Chief Executive Officer, President and a principal shareholder of QPQ, and Nigel Norton, a principal shareholder of QPQ, purchased 200,000 and 100,000 shares of common stock, respectively.

         B.       QPQ MEDICAL CENTERS, INC.

GENERAL

         In August 1995, QPQ entered into the business of developing and operating medical centers ("Medical Centers") which offer primary care medical services and medically supervised weight loss programs. In January, April and July 1996, QPQ Medical opened its first three Medical Centers and will open its fourth medical center in September 1996. QPQ Medical has incurred losses and anticipates that it will continue to incur losses until it establishes a number of Medical Centers generating sufficient resources to offset its operating costs and the costs of its proposed continuing expansion. In light of the uncertainties in connection with the commencement of a new business, QPQ cannot reasonably estimate the length of time before QPQ Medical may achieve profitable operations, if ever.

RESULTS OF OPERATIONS OF QPQ MEDICAL

   SIX MONTHS ENDED JUNE 30, 1996

         QPQ Medical commenced operations in January 1996. Accordingly, a comparison of QPQ Medical's results of operations in the six months ended June 30, 1996 with any other time period are not meaningful.

         During the six months ended June 30, 1996, QPQ Medical generated Medical Center Revenues of $307,590 from its two Medical Centers. During such period, the average monthly level of Medical Center Revenues steadily increased.

         During the six months ended June 30, 1996, QPQ Medical incurred $223,834, $307,721 and $27,516 of Payroll and Related Expense, Occupancy and Other Expense and Depreciation and Amortization, respectively. QPQ Medical believes that the foregoing expenses as a percentage of Medical Center Revenues should decline as Medical Center Revenues increase and Medical Centers currently under lease and renovation develop into revenue production centers.

         See "A. QPQ Corporation-Results of Operations" for a discussion of QPQ Medical's general corporate and overhead expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Subject to QPQ's other business commitments, QPQ Medical is required to use its best efforts to develop the Medical Center business concept, the License Agreement does not require QPQ Medical to develop and open Medical Centers pursuant to an established schedule. QPQ Medical's material commitments for capital expenditures relate to the weight loss centers it is in the process of developing and operating. In addition, under the License Agreement, QPQ Medical is required to expend a minimum of $100,000 in start-up funding and a percentage of its annual gross receipts for promotion and marketing the Program. QPQ Medical has expanded the required amounts in accordance with the License Agreement.

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

         QPQ intends to finance the development and operations of Medical Centers with the unutilized proceeds of QPQ's Private Offering and Public Offering and cash, if any, from Medical Center operations. Any implementation of QPQ Medical's business plan with respect to the operation of its Medical Centers (the "QPQ Medical Operations Plan") beyond September 1996 may require resources greater than those currently available to QPQ Medical. Although QPQ Medical desires to develop additional Medical Centers, any implementation of QPQ Medical's business plan with respect to the expansion of its Medical Center System (the "QPQ Medical Development Plan") beyond September 1996 may require resources greater than those currently available to QPQ Medical. QPQ Medical has no current arrangements with respect to, or sources of, financing. QPQ's Medical's Operation Plans and QPQ Medical's Development Plans beyond September 1996 are contingent upon its operating and development experiences prior thereto. Accordingly, QPQ Medical cannot accurately predict its operations and development plans beyond September 1996.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

         Domino's Store operations are conducted in Poland. The Polish economy has historically been characterized by high rates of inflation and devaluation of the Polish zloty against the United States dollar and European currencies. However, in the year ended December 31, 1995, the rates of inflation and devaluation improved. For the years ended December 31, 1993, 1994 and 1995, the annual inflation rate in Poland exceeded 35%, 32% and 21.6%, respectively, and as of December 31, 1993, 1994 and 1995 the exchange rate was 21,344, 24,372 and 24,680 zlotys per dollar, respectively. Franchise fees for each Domino's Store opened are paid in United States currency. Additionally, QPQ is dependent on foreign sources of supply (equipment, paper goods and certain food products) which require payment in European or United States currencies. Since QPQ's revenues from operations are in zlotys, QPQ is subject to the risk of currency fluctuations. QPQ has and intends to maintain substantially all of its unutilized funds in dollar denominated accounts and/or securities. There can be no assurance that QPQ will successfully manage its exposure to currency fluctuations or that such fluctuations will not have a material adverse effect on QPQ.

         Thus far, QPQ's revenues have been used to fund restaurant operations and QPQ's expansion. As a result, such revenues have been relatively insulated from inflationary conditions in Poland. There can be no assurance that inflationary conditions in Poland will not have an adverse effect on QPQ.

         The accounts of PK Polska are measured using the Polish zloty. Due to Poland's highly inflationary environment, generally accepted accounting principles require QPQ to calculate and recognize on its statement of operations its currency translation gains or losses associated with PK Polska. For the six months ended June 30, 1996 and June 30, 1995, QPQ had a foreign currency translation gain (loss) of ($18,704) and ($28,886), respectively.

         The only currency that may be used in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that affect the value of currencies generally. As of January 1, 1995, the National Bank of Poland introduced a new currency unit which is named a "zloty" (a "new zloty"). New zlotys are equivalent to 10,000 old zlotys ("old zlotys"). Old zlotys will remain legal tender until December 31, 1996, after which date they will only be exchangeable at certain banks. All references in this document to zlotys are to old zlotys. At June 30, 1996, the exchange rate was 27,200 zlotys per dollar.

PART II.  OTHER INFORMATION



ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

         (a) No reports on Form 8-K have been filed during the quarter ended June 30, 1996.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      QPQ CORPORATION




DATE: August 19, 1996                 By:  /S/ MITCHELL RUBINSON
                                      --------------------------
                                      Mitchell Rubinson, Chairman of the Board,
                                      Chief Executive Officer and President
                                      (Principal Executive Officer)