Form 10QSB
period 1996-09-30
QPQ CORP
filed 1996-11-14
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



           [X]  Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996



           [ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

                For the transition period from ____________ to ____________.


                        Commission file number 1-12350

                                QPQ CORPORATION
  --------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                Florida                                    65-0611607
  --------------------------------                   ----------------------
    (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)

                          1000 Lincoln Road, Suite 206
                           Miami Beach, Florida 33139
                -------------------------------------------------
                     (Address of Principal Executive Office)

                                 (305) 674-8115
                --------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   [x]     No  [ ]

     The number of shares outstanding of the issuer's common stock, par value $.01 per share as of November 8, 1996 was 7,557,012.

     Traditional Small Business Disclosure Format:     Yes   [x]   No   [ ]

                        QPQ CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS



                                                                        Page
                                                                        ----

PART I.  FINANCIAL INFORMATION
------------------------------

      ITEM. 1     Financial Statements

                  Consolidated Balance Sheets as of
                  September 30, 1996 and December 31,
                  1995                                                    3

                  Consolidated Statements of Operations
                  for the Three and Nine Months Ended
                  September 30, 1996 and 1995                             4

                  Consolidated Statements of
                  Shareholders' Equity for the Nine
                  Months Ended September 30, 1996                         5

                  Consolidated Statements of Cash Flows
                  for the Nine Months Ended September
                  30, 1996 and 1995                                      6-7

                  Notes to Consolidated Financial
                  Statements                                             8-11



      ITEM. 2     Management's Discussion and Analysis
                  or Plan of Operation                                  12-20



PART II.  OTHER INFORMATION
---------------------------






SIGNATURES

                        QPQ CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS ( unaudited)

                                     ASSETS
                                     ------
                                              September 30,      December 31,
                                                  1996               1995
                                              ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                  $    499,472      $  1,052,831
   Restricted Cash                                 300,000           300,000
   Receivables                                     107,183               868
   Inventory                                        68,840            63,567
   Due from affiliates                             154,192             1,040
   Prepaid expenses                                271,871             7,952
                                              ------------      ------------
      Total Current Assets                       1,401,558         1,426,258
                                              ------------      ------------

Furniture, equipment & leasehold
  improvements, net                              2,292,878         1,635,195

Deferred charges, net of accumulated
   amortization of $99,302 and $18,747
   at 1996 and 1995, respectively                  153,455           279,249

Domino's development rights, net of
  accumulated amortization of $98,437
   and $75,123 at 1996 and 1995,
   respectively                                    212,417          235,731
                                              ------------      ------------
      Total Assets                            $  4,060,308      $ 3,576,433
                                              ============      ============


                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------


CURRENT LIABILITIES:
   Accounts payable                           $    592,762      $    245,164
   Accrued expenses                                172,459            82,758
   Due to affiliate                                210,474            49,087
   Bank credit facilities payable                  353,072              -
                                              ------------      ------------
      Total Current Liabilities                  1,328,767           377,009
                                              ------------      ------------
   Bank credit facilities payable                    -               300,000
                                              ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred Stock, $.01 par value,
  1,000,000 shares authorized;
  no shares issued                                   -                  -
Common Stock, $.01 par value,
  100,000,000 shares authorized;
  7,557,012 and 6,025,000 shares
  issued and outstanding,
  respectively                                      75,570            60,250
Additional paid-in capital                       9,035,656         7,063,044
Accumulated Deficit                            ( 6,379,685)      ( 4,223,870)
                                              ------------      ------------
   Total Shareholders' Equity                    2,731,541         2,899,424
                                              ------------      ------------
   Total Liabilities and
    Shareholders' Equity                      $  4,060,308      $  3,576,433
                                              ============      ============
                            See Accompanying Notes
                                        3

                       QPQ CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                              Three Months Ended          Nine Months Ended
                                                 September 30,               September 30,
                                         ---------------------------   -------------------------
                                              1996           1995          1996          1995
                                         ------------   ------------   -----------   -----------
REVENUES:
   Restaurant                            $    363,109   $    345,395   $ 1,011,247   $   878,275
   Medical Centers                            292,060           -          599,650          -
                                         ------------   ------------   -----------   -----------
         Total Revenue                   $    655,169   $    345,395   $ 1,610,897   $   878,275
                                         ------------   ------------   -----------   -----------
RESTAURANT OPERATING:
   Food and packaging                         128,954        139,259       366,760       343,517
   Payroll and related costs                  103,519        103,494       271,901       282,785
   Occupancy and other operating
         expenses                             128,111        140,443       371,538       376,003
   Depreciation and amortization               48,641         89,086       150,701       197,171
                                         ------------   ------------   -----------   -----------
         Total restaurant operating
         expenses                             409,225        472,282     1,160,900     1,199,476
                                         ------------   ------------   -----------   -----------
MEDICAL CENTERS:
   Payroll and related                        266,518          -           490,352          -
   Occupancy and other                        209,809          -           360,373          -
   Advertising                                123,389          -           280,546          -
   Depreciation and amortization               25,802          -            53,318          -
                                         ------------   ------------   -----------   -----------
         Total Medical Centers                625,518          -         1,184,589          -
                                         ------------   ------------   -----------   -----------
GENERAL & ADMINISTRATIVE
   EXPENSES                                   484,965        221,369     1,281,840       899,197

PROVISION FOR LOSS ON SALE
   OF ASSETS                                   70,000           -           70,000         -
                                         ------------   ------------   -----------   -----------

OPERATING LOSS                            (   934,539)   (   348,256)   (2,086,432)   (1,220,398)
                                         ------------   ------------   -----------   -----------
OTHER INCOME (EXPENSES):
   Interest and other income                    1,957         22,405        15,926       204,374
   Gain (loss) on sale of investment                           -                      (  333,023)
   Interest expense                       (    10,262)   (    11,488)   (   28,798)   (  213,515)
   Gain (Loss) from foreign
         currency translation             (    37,807)        28,523    (   56,511)   (      363)
                                         ------------   ------------   -----------   -----------
         Total other income (expense),
         net                              (    46,112)        39,440    (   69,383)   (  342,527)
                                         ------------   ------------   -----------   -----------

NET LOSS                                 $(   980,651)  $(   308,816)  $(2,155,815)  $(1,562,925)
                                         ============   ============   ===========   ===========
NET LOSS PER COMMON
   SHARE                                 $(       .13)  $(       .05)  $(      .33)  $(      .32)
                                         ============   ============   ===========   ===========
WEIGHTED AVERAGE
   COMMON SHARES
   OUTSTANDING                              7,271,293      6,025,000     6,615,234     4,941,484
                                         ============   ============   ===========   ===========

                             See Accompanying Notes

                        QPQ CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  for the nine months ended September 30, 1996
                                   (unaudited)





                                       Common Stock                           Additional
                               -------------------------        Paid In       Accumulated
                                   Shares        Amount         Capital         Deficit           Total
                               ------------  -----------     ------------    ------------     ------------
Balances, December 31, 1995       6,025,000  $    60,250     $  7,063,044    $( 4,223,870)    $  2,899,424


Issuance of shares in
  private offering                1,195,000       11,950        1,183,050                        1,195,000


Issuance of shares in
  Regulation S offering, net
   of expenses of offering          337,012        3,370          799,562                          802,932

Payment for termination
  of option                                                                                    (    10,000)


Net loss for the period                                       (    10,000)    ( 2,155,815)     ( 2,155,815)
                               ------------  -----------     ------------    ------------     ------------


Balances, September 30, 1996      7,557,012  $    75,570     $  9,035,656    $( 6,379,685)    $  2,731,541
                               ============  ===========     ============    ============     ============




























                             See Accompanying Notes
                                        5

                       QPQ CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)




                                                         Nine Months Ended
                                                            September 30,
                                                    ---------------------------
                                                        1996           1995
                                                    ------------   ------------


CASH FLOWS FROM OPERATING
    ACTIVITIES:

    Net Loss                                        $( 2,155,815)  $( 1,562,925)
    Adjustment to reconcile net loss
      to net cash used in operating activities:
        Depreciation and amortization                    334,690        297,314
        Provision for loss on sale of assets              70,000
        Loss on the sale of investments                     -           333,023
    Changes in operating assets and liabilities:
      Receivables                                    (   106,315)       117,906
      Inventory                                      (     5,273)   (     4,532)
      Accrued interest receivable                           -            57,690
      Prepaid expenses                               (   263,919)        65,755
      Other assets                                        27,240    (     8,875)
      Accounts payable and
        accrued expenses                                 437,299    (    90,090)
                                                    ------------   ------------
    Net cash used in operating activities            ( 1,662,093)   (   794,734)
                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Increase in restricted cash                             -       (   225,853)
    Proceeds from sales of investments                      -         5,727,078
    Payments for furniture, equipment and leasehold
      improvements                                   (   940,505)   (   227,191)
                                                    ------------   ------------

    Net cash provided by (used in)
      investing activities                           (   940,505)     5,274,034
                                                    ------------   ------------






                             See Accompanying Notes

                        QPQ CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                   (unaudited)




                                                          Nine Months Ended
                                                            September 30,
                                                  -----------------------------
                                                       1996              1995
                                                  -------------    ------------



CASH FLOWS FROM FINANCING
    ACTIVITIES:

    Payment for Options and Warrants               (    10,000)     (    10,000)
    Proceeds from sale of common stock               1,997,932          850,000
    Repayment of bank credit facilities                   -         ( 5,196,909)
    Borrowings under bank credit facilities             53,072          838,371
    Due to (from) affiliates, net                        8,235           63,033
                                                  -------------    ------------

    Net cash provided by (used in) financing
      activities                                     2,049,239      ( 3,455,505)
                                                  -------------    ------------


(DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                   (    553,359)       1,023,795

BEGINNING CASH AND CASH EQUIVALENTS                  1,052,831          416,966
                                                  -------------    ------------

ENDING CASH AND CASH EQUIVALENTS                  $    499,472     $  1,440,761
                                                  =============    ============


SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION:

    Cash paid during the period for:
      Interest                                    $     28,798     $    213,515
                                                  ============     ============








                             See Accompanying Notes

                        QPQ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION:

      QPQ Corporation (the "Company") formerly known as International Pizza Corporation, was organized for the purpose of developing and operating franchised Domino's stores in the Republic of Poland ("Poland"). One of the Company's then major shareholders, Capital Brands, Inc. ("CBI"), entered into a development agreement (the "Development Agreement") with Domino's Pizza International, Inc. ("Domino's") and assigned all its rights and obligations under the Development Agreement to the Company. Operations commenced on April 1, 1994.

      In addition to having the exclusive right to develop Domino's Stores in Poland, the Company has been granted the exclusive right to establish a commissary or commissaries for the purpose of supplying food products and supplies to the Domino's stores in Poland.

      In August 1995, QPQ entered into the business of developing and operating medical centers ("Medical Centers") which offer primary care medical services and medically supervised weight loss programs. In January, April, July and September 1996, QPQ Medical opened its first four medical centers.

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

      The only currency that may be used in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. The U.S. dollar is considered to be the functional currency of PK Polska. As of January 1, 1995, the National Bank of Poland introduced a new currency unit which is named a "zloty" (a "new zloty"). New zlotys are equivalent to 10,000 old zlotys ("old zlotys"). Old zlotys will remain legal tender until December 31, 1996, after which date they will only be exchangeable at certain banks. All references in this document to zlotys are to old zlotys. At September 30, 1996, the exchange rate was 28,010 old zlotys.

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

      The accompanying consolidated condensed financial statements as of September 30, 1996 and 1995 are unaudited. The consolidated Balance sheet as of December 31, 1995, was derived from the December 31, 1995 audited balance sheet. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes it has made sufficient disclosures such that the information presented is not misleading. In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.

      These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Form 10-KSB. Results for the nine month period ended September 30, 1996, are not necessarily indicative of the results to be achieved for the year ending December 31, 1996.

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

                       QPQ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

      On March 18, 1996, PK Polska obtained a $150,000 line of credit from American Bank. Borrowings under the facility bear interest at 10% per annum, payable every three months commencing April 30, 1996, may be used to finance up to 50% of the cost of developing Domino's Stores. The credit facility is secured by a promissory note of PK Polska, a guarantee of QPQ and title to the fixtures and equipment of the Domino's Stores developed with the credit facility borrowings. No draws were made and the credit facility expired on October 30, 1996.

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

      During the nine months ended September 30, 1996, the Company sold 1,195,000 shares of Common Stock in a private offering and received cash proceeds of $1,195,000, and sold 337,012 shares in a Regulation S offering and received cash proceeds, net of offering expenses of $802,932.

      The Company's Stock Option Plan (the "Plan") and Directors Stock Option Plan (the "Directors Plan") (collectively the "Plans"), authorize the issuance of 1,000,000 and 50,000 shares of common stock options, respectively. The Plans are designed to serve as incentives for retaining qualified and competent employees and directors.

      The following table reflects the option activity for the nine months ended September 30, 1996:


Outstanding at beginning of period                592,500
Granted                                            85,000
Exercised                                             -
Expired or cancelled                            ( 175,000)
                                               ----------
Outstanding at end of period                      502,500
                                               ==========

Exercisable at end of period                      300,000
Price range of options
  outstanding at end of period             $1.50 - $2,875
                                           ==============

Available for grant at end of period              547,500
                                               ==========

                       QPQ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

      As a result of the stock subscription and pursuant to the Underwriters Warrant Agreement, the exercise price of 125,000 warrants to purchase common stock issued to the Underwriter were repriced and became exercisable at a price of $.25 per share. In June 1995, pursuant to a Warrant Redemption Agreement, the Company repurchased 86,750 Underwriters Warrants for $10,000, thereby leaving 38,250 remaining warrants. Upon original issuance those Warrants entitled the holder to purchase 86,750 shares of the Company's Common Stock at an exercise price of $9.00 per share. The $10,000 is reflected in the accompanying Consolidated Balance Sheet as a reduction of additional paid in capital.

      In July 1996, the Company paid $25,000 of cash to terminate an option to purchase 75,000 shares of its Common Stock held by its former Chief Financial Officer.

      In June 1996,  the Company  paid $10,000 of cash to terminate an option to
purchase  250,000  shares  of  its  stock  held  by   International   Fast  Food
Corporation.

5.    SUBSEQUENT EVENT:

      On October 1, 1996, PK Polska sold its Cafe Renaissance restaurant for $250,000, consisting of cash of $180,000 and a promissory note in the amount of $70,000, payable on or before December 31, 1996.

      PK Polska recognized an approximate $70,000 loss on the sale which has been included in the accompanying consolidated financial statements for the three and nine month periods ended September 30, 1996 as Provision For Loss on Sale of Assets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ----------------------------------------------------------

            A.    QPQ CORPORATION
GENERAL

      QPQ Corporation operates through two wholly-owned subsidiaries, Pizza King Polska, Sp. zo.o. ("PKP") and QPQ Medical Centers, Inc. ("QPQ Medical").

      QPQ commenced its planned principal operations through PKP, in April 1, 1994. PKP anticipates that it will incur losses until, at the earliest, it establishes a number of Domino's Stores generating sufficient revenues to offset its operating costs and the costs of its proposed continuing expansion. There can be no assurance that PKP will be able to successfully establish a sufficient number of Domino's Stores to achieve profitable operations. PKP cannot reasonably estimate the length of time before any Domino's Store may generate sufficient revenues to offset its operating costs or the length of time before PKP may generate income, if ever. QPQ's independent auditors have included an explanatory paragraph in their report for the year ended December 31, 1995 stating that QPQ's financial statements have been prepared assuming QPQ will continue as a going concern although QPQ's recurring losses raise substantial doubt about QPQ's ability to do so.

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

      During September 1996, QPQ completed a Regulation S offering of 337,012 shares of Common Stock and received cash proceeds, net of offering expenses of $802,932.

      During the nine months ended September 30, 1996, QPQ incurred a net loss of $2,155,815 ($.33 per share) compared to a net loss of $1,562,925 ($.32 per share) for the nine months ended September 30, 1995. Set forth below is a discussion of the results of operations and liquidity and capital resources of QPQ's restaurant business and medical center business.


RESULTS OF OPERATIONS OF QPQ/PKP

NINE MONTHS ENDED SEPTEMBER 30, 1996 VS. NINE MONTHS ENDED SEPTEMBER 30, 1995

      During the nine months ended September 30, 1996 and September 30, 1995, QPQ generated Restaurant Revenues of $1,610,897 and $878,275, respectively, from its three Domino's Stores and the Cafe Renaissance. Compared to their performance for the nine months ended September 30, 1995, for the nine months September 30, 1996 the three Domino's Stores have generally experienced an increase in average revenues and transactions.

      During the nine months ended September 30, 1996, QPQ incurred $366,760, of Food and Packaging Expenses, $271,901 of Payroll and Related Costs, $371,538 of Occupancy and Other Operating Expenses and $150,701 of Depreciation and Amortization Expense, respectively.

      Food and Packaging Expenses for the nine months ended September 30, 1996 and September 30, 1995 were approximately 36.3% and 39.1% of Restaurant Revenues, respectively. The relative decrease in Food and Packaging Expenses is primarily attributable to improved inventory controls. Food and Packaging Expenses as a percentage of Restaurant Revenues for the nine months ended September 30, 1995 were adversely affected by special promotions and giveaways conducted in connection with the Cafe Renaissance grand opening in January 1995.

      Payroll and Related Costs as a percentage of Restaurant Revenues for the nine months ended September 30, 1996 and September 30, 1995 were approximately 26.9% and 32%, respectively. The relative decrease in Payroll and Related Costs as a percentage of Sales is attributable to an increase in the average level of same restaurant revenues, improved labor force scheduling and changes in the menu and service at the Cafe Renaissance.

      Occupancy and Other Operating Expenses as a percentage of Restaurant Revenues for the nine months ended September 30, 1996 and September 30, 1995 were approximately 36.7% and 42.8%, respectively. The decrease in Occupancy and Other Operating Expenses as a percentage of Restaurant Revenues is primarily attributable to an increase in the average level of same restaurant revenues and the implementation of better cost controls.

      Restaurant Depreciation and Amortization as a percentage of Restaurant Revenues for the nine months ended September 30, 1996 and September 30, 1995 were 14.9% and 22.4%, respectively. The decrease in Restaurant Depreciation and Amortization Expense as a percentage of Restaurant Revenues is a function of the increase in QPQ's Restaurant Revenues.

      General and Administrative Expenses for the nine months ended September 30, 1996 and September 30, 1995, totalled $1,223,840 and $899,197, respectively. For the nine months ended September 30, 1996, General and Administrative Expenses were comprised of executive and office staff salaries and benefits of $393,266; legal and professional fees, office rent, travel, telephone and other corporate expenses of $699,903, and depreciation and amortization of $130,671. For the nine months ended September 30, 1995, General and Administrative Expenses were comprised of executive and office staff salaries of $307,662, legal and professional fees, office rent, travel, telephone and other general corporate expenses of $491,392, and depreciation and amortization of $100,143.

      QPQ's  General  and  Administrative  Expenses  for the nine  months  ended
September 30, 1996 are higher than such expenses for the nine months ended September 30, 1995, as a result of, among other things, general and administrative expenses associated with QPQ Medical's recent business commencement and expansion. The increase in General and Administrative Expenses was partly offset by a reduction in QPQ's allocation of certain expenses it shared with International Fast Food Corporation in 1995.

      Interest and Other Income for the nine months ended September 30, 1996 and September 30, 1995, were $15,926 and $204,374, respectively. The decrease in Interest and Other Income is attributable to a reduction in the funds held for investment by QPQ.

      During the nine months ended September 30, 1996 and September 30, 1995, Interest Expense was $28,798 and $213,515, respectively. The decrease in Interest Expense is due to a decrease in QPQ's borrowings.

LIQUIDITY AND CAPITAL RESOURCES

      A.    QPQ CORPORATION/PIZZA KING POLSKA

      Pursuant to the Domino's Development Agreement, as amended November 13, 1995, QPQ is granted the exclusive right until December 31, 2003 to develop, operate and franchise Domino's Stores in Poland. During the Initial Term of the Domino's Development Agreement, which expires on December 31, 2003, QPQ is required to open and operate, either through affiliates of QPQ ("Affiliated Franchisees") or unrelated third parties ("Non-Affiliated Franchisees"), at least 50 Domino's Stores in accordance with a schedule that obligates QPQ or its Non-Affiliated Franchisees to open three Domino's Stores in 1994, no Domino's Stores in 1995, eight Domino's Stores in 1996 and five, nine or seven Domino's Stores for each of the following seven years. Domino's Stores developed and/or operated by Non-Affiliated Franchisees are counted towards QPQ's obligation to open a minimum number of Domino's Stores.

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

      As of September 30, 1996, QPQ had working capital of $130,791. QPQ's material commitments for capital expenditures relate to the Domino's Stores that QPQ must open to comply with the Domino's Development Agreement. Although to date QPQ has concentrated its efforts on the development of Domino's Stores in Warsaw, Poland, subject to the re-evaluation described below, QPQ intends to focus its future Domino's Store development efforts on other Polish cities. QPQ's decision to expand its development efforts is based on a number of factors, including, but not limited to, QPQ's ability to conserve its capital resources by developing additional Domino's Stores outside of Warsaw through Non-Affiliated Franchisees.

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

      Any implementation of QPQ's business plan with respect to the operation of its three Domino's Stores and the Cafe Renaissance (the "QPQ Operations Plan") beyond December 1996, may require resources greater than those currently available to QPQ. Except as discussed below, QPQ has no current arrangements with respect to, or sources of, additional financing, and it is not contemplated that QPQ's principal shareholders, will provide any portion of QPQ's future financing requirements. Implementation of the QPQ Operations Plan is contingent upon, among other things, QPQ's ability to utilize significantly less of its capital resources financing its restaurants' operations and General and Administrative Expenses than it has to date. There can be no assurance that QPQ will generate any cash flow from operations in the future, or that additional financing will be available on acceptable terms, or at all, to fund QPQ's operations.

      Any implementation of QPQ's business plan with respect to the expansion of its Domino's Store system by franchising Domino's Stores to Non-Affiliated Franchisees (the "QPQ Development Plan") beyond December 1996 may require resources greater than those allocated for such purpose or otherwise currently available to QPQ. Successful implementation of QPQ's Development Plan is contingent upon QPQ identifying and engaging Non-Affiliated Franchisees with the financial and other resources capable of developing and opening Domino's Stores in accordance with the development schedule or QPQ securing additional debt or equity financing to permit QPQ to develop the Domino's Stores in accordance with the development schedule. Successful implementation of the QPQ Development Plan is also contingent upon QPQ's ability to economically supervise, provide technical support and distribute food products from QPQ's Commissary to Non-Affiliated Franchisees. QPQ has no experience in identifying, engaging, supervising or providing technical assistance to Non-Affiliated Franchisees. Further, QPQ has not yet identified nor engaged any Non-Affiliated Franchisees which may develop and operate future Domino's Stores. In addition, QPQ has secured one additional Domino's Store site.

      QPQ's Operations Plans and Development Plans beyond December 1996 are contingent upon its operating and development experiences prior thereto. Accordingly, QPQ cannot accurately predict its Operations Plans and Development Plans beyond December 1996.

      QPQ continues to review the performance and prospects of its pizza operations and is evaluating its current business plan to determine the best possible means of effecting a profitable operation. The alternatives now under consideration include, among others, focusing future development efforts on Domino's traditional takeout and delivery service; selling certain or all of QPQ's existing Domino's Stores to unrelated third parties and/or affiliates of QPQ; closing certain of QPQ's Stores; or entering into management agreements or joint venture agreements with unrelated third parties or affiliates with respect to the operation of certain or all of QPQ'S Stores.

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

      Subject to, among other things, QPQ's future operating results, QPQ's capital resources, QPQ's ability to locate a ready, willing and able buyer (a "Qualified Buyer") for certain or all of the Stores, QPQ's ability to locate a joint venture partner or Non-Affiliated Franchisee (a "Qualified Partner"), willing and able to develop and operate its existing or additional Stores and the Board of Directors believes that it may be in the best interests of QPQ to close certain of its Stores. The Board of Directors' belief is based upon, among other things, certain of the Stores operating results to date, QPQ's projected operating results with all of the Stores open, QPQ's projected operating results with certain of the Stores closed, QPQ's cash position, QPQ's ability to secure additional sources of capital, QPQ's perceived risk adjusted rate of return on additional cash investments in the Domino's Stores versus QPQ's perceived risk adjusted rate of return in alternative investments, QPQ's inability to date to locate a Qualified Buyer for the Store(s) and/or QPQ's Domino's Store development rights on acceptable terms, QPQ's inability to date to locate a Qualified Partner to develop and operate additional Domino's Stores, and QPQ's relationship with Domino's.

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

      The unutilized proceeds of the Public Offering were invested through a discretionary management account at Northern Trust Bank of Florida, N.A. ("Northern Trust"). As of September 30, 1996 and November 7, 1996, $0 and $0, respectively, of the remaining funds were invested in United States dollar denominated money market funds.

      As of March 30, 1995, QPQ sold (the "Private Offering") 3,400,000 restricted shares of QPQ Common Stock for aggregate proceeds of $850,000. The proceeds of the Private Offering have been utilized by QPQ to finance it operations and expansion.

      In January 1994, QPQ's wholly owned subsidiary, PK Polska, obtained a $28,000 line of credit from American Bank, with interest payable on outstanding principal amounts at a rate equivalent to the American Bank's overdraft rate minus 4%, payable monthly on the first day of the month. In September 1994, QPQ guaranteed PK Polska's payment of any and all amounts, not exceeding $28,000, owed to American Bank pursuant to the credit facility. As of September 30, 1996 and November 7, 1996, $53,072 and $1,233, respectively, of the credit facility were outstanding.

      In January 1995, PK Polska obtained a $300,000 line of credit from American Bank with interest payable on outstanding principal amount at a rate of 7.75%. PK Polska is also obligated to pay American Bank a 1% per annum commission on the daily average unutilized principal balance of the credit facility. Interest and commission expenses are payable once every three months. The credit facility are secured by PK Polska deposits with American Bank and a guarantee of QPQ. Borrowings are required to be repaid in full on January 28, 1997. As of September 30, 1996 and November 7, 1996, $300,000 and $300,000,
respectively, of the credit facility were outstanding.

      On March 18, 1996, PK Polska obtained a $150,000 line of credit from American Bank. PK Polska is required to make interest payments on the outstanding principal amount of the credit facility at a rate of 10% per annum. PK Polska is also obligated to pay American Bank a 2% per annum commission on the daily average unutilized principal balance of the credit facility. Interest and commission expenses are payable once every three months commencing April 30, 1996. No draws were made and the credit facility expired on October 30, 1996.

      During the nine months ended September 30, 1996, QPQ completed a private offering (the "Private Offering") of 1,195,000 shares of Common Stock at an offering price of $1 per share. The Private Offering was made only to accredited investors in accordance with the provisions of Regulation D promulgated under the Securities Act of 1933, as amended. Mr. Rubinson, the Chairman of the Board, Chief Executive Officer, President and a principal shareholder of QPQ, and Nigel Norton, a principal shareholder of QPQ, purchased 200,000 and 100,000 shares of common stock, respectively.

      During September 1996, QPQ completed a Regulation S offering of Common Stock and received cash proceeds, net of offering expenses of $802,932.

      B.    QPQ MEDICAL CENTERS, INC.

GENERAL

      In August 1995, QPQ entered into the business of developing and operating medical centers ("Medical Centers") which offer primary care medical services and medically supervised weight loss programs. In January, April, July and September 1996, QPQ Medical opened its first four Medical Centers. QPQ Medical has incurred losses and anticipates that it will continue to incur losses until it establishes a number of Medical Centers generating sufficient resources to offset its operating costs and the costs of its proposed continuing expansion. In light of the uncertainties in connection with the commencement of a new business, QPQ cannot reasonably estimate the length of time before QPQ Medical may achieve profitable operations, if ever.

RESULTS OF OPERATIONS OF QPQ MEDICAL

NINE MONTHS ENDED SEPTEMBER 30, 1996

      QPQ  Medical  commenced  operations  in  January  1996.   Accordingly,   a
comparison of QPQ Medical's results of operations in the nine months ended September 30, 1996 with any other time period are not meaningful.

      During the nine months ended September 30, 1996, QPQ Medical generated Medical Center Revenues of $599,650 from its two Medical Centers. During such period, the average monthly level of Medical Center Revenues steadily increased.

      During the nine months  ended  September  30, 1996,  QPQ Medical  incurred
$490,352,  $360,373,  $280,544  and  $53,318 of  Payroll  and  Related  Expense,
Occupancy and Other Expense, Advertising and Depreciation and Amortization, respectively. QPQ Medical believes that the foregoing expenses as a percentage of Medical Center Revenues should decline as Medical Center Revenues increase and Medical Centers currently under lease and renovation develop into revenue production centers.

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

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

      Domino's Store operations are conducted in Poland. The Polish economy has historically been characterized by high rates of inflation and devaluation of the Polish zloty against the United States dollar and European currencies. However, in the year ended December 31, 1995, the rates of inflation and devaluation improved. For the years ended December 31, 1993, 1994 and 1995, the annual inflation rate in Poland was 35%, 32% and 21.6%, respectively, and as of December 31, 1993, 1994 and 1995 the exchange rate was 21,344, 24,372 and 24,680 zlotys per dollar, respectively. Franchise fees for each Domino's Store opened are paid in United States currency. Additionally, QPQ is dependent on foreign sources of supply (equipment, paper goods and certain food products) which require payment in European or United States currencies. Since QPQ's revenues from operations are in zlotys, QPQ is subject to the risk of currency fluctuations. QPQ has and intends to maintain substantially all of its unutilized funds in dollar denominated accounts and/or securities. There can be no assurance that QPQ will successfully manage its exposure to currency fluctuations or that such fluctuations will not have a material adverse effect on QPQ.

      Thus far, QPQ's revenues have been used to fund restaurant operations and QPQ's expansion. As a result, such revenues have been relatively insulated from inflationary conditions in Poland. There can be no assurance that inflationary conditions in Poland will not have an adverse effect on QPQ.

      The accounts of PK Polska are measured using the Polish zloty. Due to Poland's highly inflationary environment, generally accepted accounting principles require QPQ to calculate and recognize on its statement of operations its currency translation gains or losses associated with PK Polska. For the nine months ended September 30, 1996 and September 30, 1995, QPQ had a foreign currency translation (loss) of ($56,511) and ($363), respectively.

      The only currency that may be used in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that affect the value of currencies generally. As of January 1, 1995, the National Bank of Poland introduced a new currency unit which is named a "zloty" (a "new zloty"). New zlotys are equivalent to 10,000 old zlotys ("old zlotys"). Old zlotys will remain legal tender until December 31, 1996, after which date they will only be exchangeable at certain banks. All references in this document to zlotys are to old zlotys. At September 30, 1996, the exchange rate was 28,010 zlotys per dollar.

PART II.  OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

      (a) On September 27, 1996, the Company filed a Form 8-K in connection with the sale of 337,012 shares of its Common Stock pursuant to a Regulation S offering.

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       QPQ CORPORATION






DATE: November 12, 1996                By:  /s/ Mitchell Rubinson
                                          -------------------------------------
                                       Mitchell Rubinson, Chairman of the Board,
                                       Chief Executive Officer and President
                                       (Principal Executive Officer)