Form 10KSB
period 1996-12-31
QPQ CORP
filed 1997-04-02
CIK 910111

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


         [X]      Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996



         [ ]     Transition Report Under Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

         For the transition period from ____________ to ____________.

                         Commission file number 1-12350

                                 QPQ CORPORATION
   --------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                Florida                                    65-0611607
  --------------------------------                   ----------------------
    (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)


     1000 Lincoln Road, Suite 210
         Miami Beach, Florida                                33139
    -------------------------------                  ----------------------
(Address of Principal Executive Offices)               (Zip Code)

                                 (305) 674-8115
                      -------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                   Securities registered under Section 12(b)
                     of the Securities Exchange Actof 1934:

                                                  Name of Each Exchange
          Title of Each Class                      on Which Registered
          -------------------                      -------------------

Common Stock, par value $.01 per share,           Boston Stock Exchange
            non-cumulative

    Common Stock Purchase Warrants                Boston Stock Exchange


                 Securities registered pursuant to Section 12(g)
                     of the Securities Exchange Act of 1934:

                         -------------------------------
                                (Title of Class)

      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes [X]   No [ ]

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State registrant's revenues for its most recent fiscal year:  $2,093,145.

      State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 21, 1997, computed by reference to the closing bid price ($1.1563) of the QPQ Common Stock as reported by the Wall Street Journal on that date: $8,849,321.


                     APPLICABLE ONLY TO CORPORATE ISSUERS
                     ------------------------------------

      The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "QPQ Common Stock"), as of March 21, 1997, was 7,653,467.

                                     PART I

Item 1.  Description of Business.
         -----------------------

         A.     QPQ CORPORATION'S BUSINESSES

GENERAL

         QPQ Corporation ("QPQ") develops and operates Domino's Pizza Stores ("Dominos Stores") and until October, 1996 operated a cafe-style restaurant in the Republic of Poland. QPQ has the exclusive right to develop, operate and, with the exception of Domino's Stores developed in Warsaw, Poland, franchise to unrelated third parties ("Non-Affiliated Franchisees") Domino's Stores in Poland pursuant to the Domino's Development Agreement, as amended to date (the "Dominos Development Agreement"), with a wholly owned subsidiary of Dominos Pizza, Inc. ("Dominos"). QPQ has also entered into the Commissary Agreement with a wholly owned subsidiary of Domino's pursuant to which QPQ has been granted the exclusive right to open and operate a Commissary for all Domino's Stores in Poland for the ten-year term of the Domino's Development Agreement and any renewal term. QPQ opened a Domino's Store in each of March 1994, May 1994 and August 1994. Since August 1995 QPQ Medical has been in the business of developing and/or operating centers which offer primary care, medical services and medically supervised weight loss programs. The weight loss programs use a protocol which integrates systems and routines of nutrition management, exercise and prescribed medication and certain other medical services to address the weight loss and non-weight loss related medical problems of its patients. In January, April, July and September of 1996, QPQ opened its first four (4) medical centers. In February 1997, QPQ Medical acquired the medical practice of Dr. Jack B. Drimmer, P.A. and relocated such practice to its Aventura center. QPQ's medical centers are located in Kendall, Aventura, Fort Lauderdale and Boca Raton, Florida. QPQ Medical intends to contain its operations to South Florida for the immediate future.

PROPOSED VENTURE ACTIVITIES

         QPQ, through its direct or indirect subsidiaries, continues to search for, investigate and attempt to secure and develop business opportunites on its own behalf and for its subsidiaries. However, there can be no assurance that QPQ will be successful in its search for new business opportunities.

         QPQ is searching for and investigating business opportunities on its own behalf and for its subsidiaries. QPQ presently intends to investigate and/or engage in one or more of the following activities ("Venture Activities") : (1) acquisition of at ]east a majority interest in and operational control of, business enterprises; (2) development and marketing of commercial enterprises, products and/or services; and (3} participation in business ventures with existing or newly formed business entities on a joint venture or other active business relationship basis. QPQ may also take equity positions in certain business enterprises through the direct purchase of securities or through other financing methods including the utilization of debt financing and may also purchase franchises and/or license products or services. In any case, QPQ intends to, directly and/or through subsidiaries or affiliates, acquire and maintain a controlling interest in the entities it acquires or establishes. Management anticipates that the selection of business enterprises, products or services for acquisition will be complex and risky. Because of QPQ's limited financial capabilities at this time, it is anticipated that QPQ may not be able to diversify its acquisitions and will essentially be limited to a few ventures.

         QPQ will consider the quality of the management of any business acquisition candidate and the operating records of the entity, the soundness of the service or product to be developed or being developed, the effect of market and economic conditions and governmental policies on the business and its products, the nature of its competition, and the total projected required capital. At this time, QPQ cannot predict the manner in which it may acquire
and/or  participate  in  the  establishment   and/or  financing  of  a  business
enterprise.

THE DOMINO'S STORE SYSTEM

         QPQ believes that its prospects should be enhanced by the recognition and reputation of the Domino's Store system as well as the support, supervision, and assistance that QPQ anticipates will be made available by Domino's. The Domino's Store system is one of the world's largest franchisors of fast food outlets, with more than 5,000 stores in over 35 foreign countries. QPQ has no affiliation or relationship with Domino's other than as provided for in the Domino's Development Agreement and the Commissary Agreement. QPQ does not believe that the success or lack thereof of Domino's Stores in the United States or Europe should be taken as indicative of QPQ's performance in Poland.

         Domino's has developed a store format and operating system, which system includes a recognized design, decor and color scheme for store buildings; kitchen and dining room equipment and layout; service format; quality and uniformity of products and services offered; procedures for inventory and management control; a delivery system; and the Domino's Trademarks, which include such trademarks, service marks and other marks as Domino's may authorize from time to time for use in connection with Domino's Stores (the "Domino's System"). All Domino's Stores are required to be operated in accordance with Domino's standards. Domino's Stores feature carry-out services and delivery services to all customers located within prescribed service areas. Some Domino's Stores also provide customer seating and dine-in services. Domino's Stores offer a substantially similar core menu including various types of pizza and soft drinks. Other menu items include salads, sandwiches and breadsticks. Pizza accounts for the most significant amount of systemwide sales. Prices for Domino's menu items are determined by the various operators of Domino's Stores and, accordingly, may vary throughout the Domino's Store system. QPQ believes that the store format and operating system of Domino's Stores in Poland may be adapted to local requirements and to perceived customer preferences.

RELATIONSHIP WITH DOMINO'S

         DOMINO'S DEVELOPMENT AGREEMENT. The relationship between QPQ and Domino's is governed principally by the Domino's Development Agreement. Pursuant to the Domino's Development Agreement, as amended, QPQ is granted the exclusive right until December 31, 2003 to develop, operate and, with the exception of Domino's Stores to be developed in Warsaw, Poland, franchise Domino's Stores in Poland. During the Initial Term of the Domino's Development Agreement, which expires on December 31, 2003, QPQ is required to open and operate, either through affiliates of QPQ ("Affiliated Franchisees") or unrelated third parties ("Non-Affiliated Franchisees"), at least 50 Domino's Stores in accordance with a schedule that obligates QPQ or its Non-Affiliated Franchisees to open eight Domino's Stores in 1996 and five, six or seven Domino's Stores for each of the following seven years. QPQ did not satisfy the requirements to open eight Domino's stores during 1996 and in March 1997, Domino's granted QPQ an extension until July 1, 1997 to satisfy such requirement. In addition, Domino's indicated it would be agreeable to a further six month extension if QPQ provided satisfactory evidence of recapitalization at a level which, in Domino's sole discretion, will enable QPQ to satisfy its obligations under the agreement. Domino's Stores developed and/or operated by Non-Affiliated Franchisees are counted towards QPQ's obligation to open a minimum number of Domino's Stores. During 1996 QPQ did not open any Domino's stores. In March 1997, construction began on a Domino's Store consisting of approximately 100 square meters with a completion date set for June 1997. If QPQ is in compliance with the Domino's Development Agreement at the expiration of its Initial Term, QPQ will have the option to extend the Domino's Development Agreement for an additional 10-year period. In addition to its rights to develop Domino's Stores, QPQ has been granted the exclusive right to establish a Commissary for the purpose of supplying food products and supplies to the Domino's Stores in Poland. QPQ intends to conduct all of its purchasing, distribution and major food supply preparation operations at or from the Commissary. See "--Commissary Development."

         With respect to each operating Domino's Store, QPQ is required to pay Domino's a monthly royalty fee of a percentage of each Domino's Store's gross sales net of taxes, irrespective of profitability. QPQ's royalty payments to Domino's are payable in United States currency. Although Domino's may elect to accept payment in alternative currencies if payment in United States currency is prohibited by applicable law, Domino's may terminate the Domino's Development Agreement if QPQ is unable to pay Domino's in United States currency for a period of one year.

         Under the terms of the Domino's Development Agreement, Domino's is required to provide, on an ongoing basis, all information and materials necessary to make QPQ familiar with the Domino's System and the methods used to operate and manage Domino's Stores and the Commissary, including without limitation, plans and specifications for Domino's Stores and commissaries, site selection criteria, advertising and marketing plans, methods and procedures for the preparation, serving and delivery of food and beverages and management control systems. Such information is to be provided by Domino's to QPQ in the form of the Domino's Operations Manual, memoranda or through consultations with Domino's experienced staff members.

         The  Domino's  Development   Agreement  requires  QPQ  to  designate  a
full-time general manager to be responsible for the Domino's Stores to be developed pursuant to the Domino's Development Agreement. Such general manager must be acceptable to Domino's. Since March 9, 1995, QPQ's wholly owned subsidiary, Pizza King Polska ("PKP"), designated Leon Blumenthal as its general manager. Domino's has verbally confirmed its approval of Mr. Blumenthal as the General Manager.

         The Domino's Development Agreement is not assignable by QPQ without Domino's consent. In addition, the Domino's Development Agreement prohibits Mitchell Rubinson from transferring control of QPQ, respectively, without Domino's prior written consent. Domino's consented to QPQ's initial public offering and agreed that the control requirement would be satisfied by the agreement of Mitchell Rubinson to serve as an officer and director of QPQ if elected. QPQ agreed to use its best efforts to elect Mitchell Rubinson as an officer and director. For the term of the Domino's Development Agreement, QPQ, and Mitchell Rubinson are restricted from having an interest in, being employed by, advising or assisting another business that is the same as or similar to a Domino's Store. The Domino's Development Agreement also sets forth restrictions on transfer of the various rights of QPQ, Affiliated Franchisees and Non-Affiliated Franchisees.

         Domino's has reserved the right to review and audit certain of QPQ's operations, financial and tax accounting reports, statements and returns. Domino's may terminate rights granted to QPQ under the Domino's Development Agreement, including franchise approvals for stores not yet opened, for a variety of possible defaults by QPQ, including, among others, failure to open Domino's Stores in accordance with the schedule set forth in the Domino's Development Agreement; failure to obtain Domino's site approval prior to the commencement of each Domino's Store's construction; failure to obtain Domino's approval of any Non-Affiliated Franchisee; and failure to meet various operational, financial, and legal requirements set forth in the Domino's Development Agreement. Upon termination of the Domino's Development Agreement, whether resulting from default or expiration of its terms, Domino's has the right to license others to develop and operate Domino's Stores in Poland, or to do so itself. If QPQ fails to meet its development schedule during the Initial Term or any successor development term, QPQ would lose its rights to develop and franchise additional Domino's Stores, but would be entitled to continue to act as a master franchisor and a franchisee with respect to all franchise agreements theretofore granted. Under certain circumstances of default, Domino's has the right to terminate the Domino's Development Agreement and force the sale of, at the then current market value, all of QPQ's rights and interests as a master franchisor of Domino's Stores and all of the assets of each Domino's Store controlled by QPQ. Termination of the Domino's Development Agreement could materially adversely affect QPQ.

         To purchase QPQ's rights and interests as a master franchisor, within ten days of termination of the Domino's Development Agreement, Domino's is required to request an appraisal of all of QPQ's rights and interests as a master franchisor and is entitled to full access to all of QPQ's books and records. If QPQ and Domino's are unable to agree upon a fair market value for QPQ's rights and interests as a master franchisor within 30 days of Domino's request for appraisal, the fair market value is determined by an appraiser, which appraiser is selected according to a prescribed method and within 20 days after the expiration of the 30 days. The appraiser is required to submit an appraisal report within 60 days of his/her appointment and Domino's then has the option within 30 days of such submission to purchase all of QPQ's rights and interests as a master franchisor at the fair market value stated in the appraisal report.

         If Domino's exercises its option to purchase QPQ's rights and interests as a master franchisor, Domino's will also have the option for 30 days from the date of the Domino's Development Agreement's termination to give notice of appraisal, review QPQ's books and records, and purchase, at fair market value, all of the assets of each Domino's Store controlled by QPQ. Fair market value of the assets of each Domino's Store is determined through a process similar to that described above.

         FRANCHISE AGREEMENTS. Prior to the opening of each Domino's Store, QPQ is required to pay Domino's a franchise fee and, as master franchisor, is required to enter into a Standard Franchise Agreement (the "Standard Franchise Agreement") with each Affiliated Franchisee or Non-Affiliated Franchisee (collectively, a "Franchise") which will be operating a Domino's Store. Each
Franchisee and each Domino's Store location is subject to the approval of Domino's, which approval may not be unreasonably withheld. The Standard
Franchise Agreement for a Domino's Store has a ten-year term with a ten-year renewal option. During such periods the franchisee is permitted to use the Domino's System in an exclusive area, free of competition from other franchisees. With respect to each of its operating Domino's Stores, a Franchisee is required to pay QPQ an initial franchise fee and a monthly royalty and advertising fee of a percentage of each Domino's Store's gross sales net of taxes, irrespective of profitability. The financial terms of the Standard
Franchise Agreement may be renewed at the expiration of the term if the Franchisee executes Domino's then current standard franchise agreement. A Franchisee's rights under a Standard Franchise Agreement may not be transferred without the consent of QPQ and Domino's.

         Each Franchisee must comply strictly with the Domino's System, as the standards, specifications and procedures comprising such System may be changed from time to time. Each Domino's Store must be constructed, equipped, furnished and operated at the cost and expense of the Franchisee in accordance with Domino's specifications. Each Domino's Store is required to offer for sale only those pizza and beverage products authorized by Domino's. In addition, each Domino's Store is obligated to offer delivery services to all customers within a prescribed delivery area, which delivery area is restricted to allow a delivery order to be satisfied within 30 minutes. All of the food products and other supplies used in Domino's Stores must be of a quality that conforms to Domino's specifications. Compliance with requirements as to signage, equipment, menu, service, hygiene, hours of operation, data and voice communications and the like is similarly prescribed. Domino's and QPQ reserve the right to enter each Domino's Store, conduct inspection activities, and require prompt correction of any features that deviate from the requirements of the relevant Standard Franchise Agreement. Similarly, QPQ has the right to review and audit each Franchisee's operations, financial and tax accounting statements, reports and returns. QPQ is obligated to use its best efforts to ensure that each Non-Affiliated Franchisee complies with its franchise agreement and local laws and regulations.

         Under the terms of the Standard Franchise Agreement, each Franchisee is entitled to receive from QPQ, on an ongoing basis, all information and materials necessary to make the Franchisee familiar with the Domino's System and the methods used to operate and manage Domino's Stores. Domino's and QPQ require extensive training of Domino's Store personnel. All Franchisees, or their designees, must successfully complete QPQ's Domino's Store manager training program and any additional training programs required by Domino's or QPQ. Each Franchisee must implement a training program for store employees in accordance with training standards and procedures prescribed by Domino's and QPQ and must staff each Domino's Store at all times with a sufficient number of trained employees.

      The Standard Franchise Agreement provides that a Franchisee may not have any interest in, be employed by, advise or assist any other business that is the same as or similar to a Domino's Store during the term of the agreement and, for a period of one year after termination or expiration of the franchise agreement, may not have any interest in, be employed by, advise or assist any other business that is the same as or similar to a Domino's Store within ten miles of the Domino's Store it had operated.

         QPQ may terminate the franchise agreement for any Domino's Store for, among other things, failure to pay amounts due with respect to that Domino's Store, failure to operate the Domino's Store in accordance with prescribed operating standards, and persistent breaches. Upon termination, the Franchisee's rights to use the Domino's Trademarks and Domino's Store System terminate, and QPQ becomes entitled to assume the Franchisee's leasehold interest and purchase the Domino's Store at the fair market value thereof.

         QPQ and its wholly-owned subsidiary, Pizza King Polska ("PKP"), a Polish limited liability corporation, have entered into standard franchise agreements with respect to QPQ's three opened Domino's Stores and QPQ and Domino's have entered into Domino's Store Certification Agreements with respect to QPQ's three opened Domino's Stores.

CONSULTING AGREEMENT

         On July 25, 1993, QPQ entered into a three year consulting agreement (the "Consulting Agreement") with International Fast Food Corporation ("IFFC"), an affiliate of Capital Brands. Under the terms of such agreement, IFFC is to assist QPQ generally with operational and administrative matters. Pursuant to the Consulting Agreement, as amended on July 27, 1994 and January 1, 1995, IFFC provided to QPQ: (1) the services of IFFC's Chief Financial Officer for not more than 30% of his business time; (2) the services of IFFC's Controller for not more than 30% of each of her business time; and (3) the services of managerial, general office and staff personnel of IFFC. In exchange for such services, QPQ is required to pay IFFC: (1) 30% of all compensation and benefits provided by IFFC to its Chief Financial Officer; (2) 27.5% of all compensation and benefits provided by IFFC to its Controller; and (3) all costs and expenses incurred by IFFC in connection with the services rendered pursuant to the Consulting Agreement. For the fiscal years ended December 31, 1996 and December 31, 1995, QPQ's incurred obligations to IFFC pursuant to the terms of the Consulting Agreement aggregated to $4,225 and $218,742, respectively. QPQ terminated the agreement with IFFC in June 1996. In connection with the signing of the Consulting Agreement, QPQ granted IFFC an option to purchase up to 250,000 shares of QPQ's common stock at an exercise price of $6.00 per share. This option was also terminated in June 1996 for a $10,000 cash payment.

      In April 1995, IFFC's majority-owned subsidiary, (85%) IFFP, entered into a consulting agreement (the "Subsidiary Consulting Agreement") with QPQ's wholly-owned subsidiary, Pizza King Polska, pursuant to which IFFP has agreed to provide Pizza King Polska with all general staff and administrative support required by Pizza King Polska to operate its Domino's Store business. The services of Leon Blumenthal have been made available to Pizza King Polska and QPQ pursuant to the Subsidiary Consulting Agreement. In exchange for such services, IFFP receives from Pizza King Polska a sum equivalent to 10% of Pizza King Polska's sales and a reimbursement of expenses. In the years ended December 31, 1996 and 1995, Pizza King Polska's obligations to IFFP pursuant to the terms of the Subsidiary Consulting Agreement aggregated to $64,999 and $116,723, respectively. In June 1996 this agreement was terminated.

DOMINO'S STORE DEVELOPMENT

         QPQ opened a Domino's Store in Warsaw, Poland, in each of March 1994, May 1994 and August 1994. In March 1997, construction began on a Domino's Store in Warsaw, Poland, consisting of approximately 100 square meters. The Domino's Store is expected to be completed in June 1997. Although to date QPQ has concentrated its efforts on the development of Domino's Stores in Warsaw, Poland, QPQ intends to focus its future Domino's Store development efforts on other Polish cities. QPQ's decision to refocus its development efforts are based on a number of factors, including, but not limited to, QPQ's ability to conserve its capital resources by developing additional Domino's Stores outside of Warsaw through Non-Affiliated Franchisees, QPQ's belief that the level of competition faced by a Domino's Store in a major Polish city other than Warsaw may be less than the level of competition faced in Warsaw and Domino's recent agreement to allow QPQ to immediately begin to franchise Domino's Stores to Non-Affiliated Franchisees. QPQ has not yet identified nor engaged any Non-Affiliated Franchisees which may develop and operate future Domino's Stores. In addition, QPQ has not yet identified nor secured any additional Domino's Store sites.

         QPQ intends to focus its efforts on the development of Domino's Stores which provide only delivery and pick-up services (collectively, "Take-out Services") or Take-out Services coupled with counter service and/or limited seating for customers. QPQ considers a Domino's Store location to be critical to its prospects and has devoted and intends to devote significant efforts to the investigation and evaluation of potential leases and sites. QPQ intends to provide Non-Affiliated Franchisees support with respect to lease and site selection. QPQ believes that the Domino's Store concept may be successful in a wide variety of areas within a city. Accordingly, the site selection process involves an evaluation of a variety of factors, including demographics (such as population density); specific site characteristics (such as visibility, accessibility and traffic volume); proximity to activity centers (such as office or retail shopping districts and apartment, hotel and office complexes); potential competition in the area; construction or renovation costs; and lease terms and conditions. QPQ has sought and seeks to place Domino's Stores in metropolitan areas with adequate levels of residential and/or business telephone ownership. QPQ's personnel will inspect and approve a proposed site for each
Domino's Store prior to the execution of a Standard Franchise Agreement or lease. All sites are subject to the approval of Domino's. To date, Domino's has and QPQ anticipates that Domino's will continue to initially indicate its approval of franchisees and Domino's Stores designs and locations verbally, which verbal consents are confirmed by Domino's execution of a Domino's Store Certification Agreement. Delays by Domino's in granting, or the failure by Domino's to grant such approvals on a timely basis could have a material adverse effect on QPQ's operations. The opening of Domino's Stores is contingent upon, among other things, locating satisfactory sites, negotiating acceptable leases or similar rights to a site, completing any necessary construction or renovations, and securing required government permits and approvals.

         Domino's Stores typically consist of a kitchen/preparation area and ordering counter. Some Domino's Stores provide an area for customer seating and sit-down services. The design for a Domino's Store, which must comply with specified Domino's standards and specifications, is relatively flexible. Domino's Stores may incorporate varying floor plans and configurations and be located in a specially constructed freestanding building or in existing buildings.

         QPQ's initial Domino's Stores are in existing buildings and range from 1,000 square feet to 2,500 square feet, depending primarily upon whether only Take-out Services or Takeout Services and counter service with limited seating for customers is offered. QPQ estimates that once the space has been leased and made available to QPQ, approximately 90 days is required to renovate, equip and furnish the store, obtain necessary licenses and approvals and open a Domino's Store. QPQ estimates the cost of opening a Domino's Store to be between $125,000 and $500,000, including leasehold improvements, furniture, fixtures, equipment, the initial franchise fee and opening inventories. Such estimates vary depending on the size and condition of a proposed Domino's Store, the amount of customer seating provided, and the extent of leasehold improvements required.

COMMISSARY DEVELOPMENT

         In conjunction with its exclusive right to develop and franchise Domino's Stores in Poland, the Domino's Development Agreement grants QPQ the exclusive right to develop and operate a commissary from which all Affiliated Franchisees and Non-Affiliated Franchisees will purchase food and supplies. QPQ conducts all of its purchasing, distribution and major food supply preparation operations at or from the Commissary. Domino's has provided and has agreed to provide QPQ, on an ongoing basis, all information and materials necessary to make QPQ familiar with the methods used to operate and manage a Domino's commissary.

         In January 1995, QPQ commenced its own full-service commissary operations. QPQ has developed approximately 1,500 square feet of the Jana Pawla Domino's Store as its commissary. QPQ believes that it will be able to service any Domino's Stores contemplated to be opened in Poland in the next three years from the Commissary. QPQ has the right to develop additional Commissaries if needed. See "--Properties--Jana Pawla Domino's Store/Commissary."

SOURCES OF SUPPLY

         QPQ is substantially dependent upon third parties for all of its capital equipment (including furniture, fixtures and equipment), food products, and other supplies. Pursuant to the Domino's Development Agreement and the Standard Franchise Agreement, all of these supplies must be of a quality and conform to specifications acceptable to Domino's. QPQ currently obtains a majority of its supplies and food products, including cheese, soft drinks, and cold cuts from Polish sources. The balance of QPQ's supplies and food products, including wheat flour, tomato sauce, corn oil and peppers, come from sources in Western Europe and the United States. QPQ currently obtains its store furniture and fixtures from sources in Poland and obtains its restaurant equipment and paper products primarily from Domino's approved sources in the United States and Western Europe. QPQ currently has no written, long-term supply agreements or arrangements. Shipments of food and supplies are delivered directly to QPQ's Commissary or Domino's Stores. QPQ maintains approximately a 7-30 day inventory of food products and supplies.

STORE OPERATIONS AND PERSONNEL

      QPQ operates its Domino's Stores under uniform standards set forth in Domino's confidential Operations Manual, including specifications relating to food quality and preparation, design and decor and day-to-day operations. QPQ operations are similar to those of other Domino's Stores.

         QPQ's Domino's offer various types of pizza, soft drinks, salads, sandwiches, breadsticks and ice cream, and QPQ anticipates that its future Domino's Stores will offer other food items. QPQ typically offers pizzas for the zloty equivalent of approximately $1.30 - $8.00, depending upon the size of the pizza and the number of toppings selected. Soft drinks are typically offered for the zloty equivalent of $.50-$.85, depending upon the size of the soft drink. QPQ believes, to the extent a comparison is possible, that the prices it charges for meals is comparable to the prices charged by QPQ's American-style fast food competitors in Poland.

         QPQ hires Domino's Stores managers who are responsible for supervising the day-to-day operations of the Domino's Stores, including food preparation, customer relations, store maintenance, cost control and personnel relations. In addition, Domino's Store managers are responsible for selecting and training new employees, who undergo on-the-job training.

         To date, QPQ believes that it has successfully attracted and trained local managers and other employees. QPQ expects to open and operate its own training facility in Poland, with assistance from Domino's. QPQ expects to utilize Domino's training techniques and manuals and to solicit the assistance and counsel of Domino's personnel. QPQ will be responsible, at its expense, for the translation of Domino's manuals into Polish and expects to pay Domino's for certain support services related to employee training.

         QPQ maintains financial, accounting and management controls for its Domino's Stores through the use of centralized accounting systems, detailed budgets and computerized management information systems.

ADVERTISING AND PROMOTION

         The Standard Franchise Agreement provides that each Franchisee will contribute a monthly advertising and promotion fee equal to a percentage of its gross sales to a fund administered by QPQ to be used for advertising, sales promotion and public relations. QPQ is responsible for using the proceeds of the advertising fund to develop and implement advertising and promotional plans, materials and activities on behalf of the Domino's Stores in Poland, which plans, materials and activities are subject to Domino's approval. Non-Affiliated Franchisees are permitted to conduct their own advertising and promotion subject to QPQ's and Domino's approval. Domino's is required to provide certain advertising and promotional assistance to QPQ. QPQ believes that certain marketing methods that have proven successful for Domino's are adaptable to the Polish market. Most marketing efforts by currently operating Domino's Stores in continental Europe have been carried out on a local store basis, through newspaper coupons, flyers and similar media.

COMPETITION

         QPQ faces competition from a number of American fast-food franchisors and/or their licensees, including Pizza Hut, McDonald, Kentucky Fried Chicken, Taco Bell and Burger King. QPQ also encounters competition from a broad range of existing Polish restaurants and food service establishments, including local fast food restaurants offering products that are familiar to Polish consumers and have achieved broad market acceptance, as well as existing restaurants offering American-style fast food, including pizza. Additionally, it can be expected that, in the event of perceived initial market acceptance of American-style fast food, there will be a rapidly increasing number of market entrants offering such products, including additional American franchisors and Polish or other companies seeking to imitate the American-style fast food concept. Many of QPQ's competitors and potential competitors, particularly the major American fast-food franchisors, possess significantly greater financial, marketing, personnel and other resources than QPQ. QPQ expects that it will compete on the basis of price, service and food quality. Since the disposable income of Polish consumers is limited, certain of QPQ's products may be viewed as luxury items, which may adversely affect market acceptance.


TRADEMARKS

         QPQ is authorized to use such trademarks, service marks and such other marks as Domino's may authorize from time to time for use in connection with Domino's Stores (collectively, the "Domino's Trademarks"). QPQ has acquired the exclusive rights to an existing registration of the trademark "Domino's" in Poland, which QPQ transferred to Domino's. Domino's has trademark applications pending in Poland for certain Domino's Trademarks and intends to submit trademark applications for the trademark rights recently acquired by QPQ. There can be no assurance, however, that such Trademarks will be approved for registration in Poland. Under the terms of the Domino's Development Agreement and the Standard Franchise Agreement, QPQ and each Non-Affiliated Franchisee are required to assist in the defense of any action relating to the right to use or the validity of the Domino's Trademarks and to cooperate in the prosecution of any action to prevent the infringement, imitation, illegal use or misuse of the Domino's Trademarks or the Domino's System. Domino's is obligated to bear the legal expenses and costs incidental to QPQ's and each Non-Affiliated Franchisee's participation in any such action. However, Domino's has made no warranty or representation that the Domino's Trademarks will be available to QPQ on an exclusive basis or at all. Any events or conditions that negatively affect such Trademarks could have a material adverse effect on QPQ.

THE CAFE RENAISSANCE

         In January 1995, QPQ opened a cafe-style restaurant (the "Cafe Renaissance") in a historic, downtown city square in Krakow, Poland. The Cafe Renaissance, was not operated as a franchised Domino's Store, offered, at moderate prices by local standards ($4 - $10 meal), sit-down lunch and dinner service. October 1, 1996 PKP sold its Cafe Renaissance restaurant for $250,000, consisting of cash of $180,000 and a promissory note in the principal amount of $70,000, payable on or before December 31, 1996. As of March 21, 1997 their remains a principal balance of $30,000. The Company anticipates such balance being paid on or before May 30, 1997.

FOREIGN CURRENCY AND EXCHANGE

QPQ intends to maintain substantially all of its currents assets in dollar or other hard currency-denominated accounts, to protect such proceeds against declines in value of the Polish zloty and to acquire foreign goods to be imported into Poland. Revenues from operations in Poland, if any, must be maintained in zloty- denominated accounts, although they may be freely converted into foreign currencies, at then current official exchange rates, for purposes of paying for foreign goods and for repatriation of profits. There are presently no limitations on QPQ's ability to repatriate profits. The exact amount of profits, if any, that QPQ repatriates at a given time will depend on, among other factors, QPQ's financial condition, results of operations and capital requirements. Unless and until QPQ is able to obtain its supplies locally, it will be dependent on foreign sources of supply and will be subject to risks from exchange rate fluctuations. Although QPQ has no present intention to do so, QPQ may seek to limit its exposure to the risk of currency fluctuations by engaging in hedging or other transactions, which transactions could expose QPQ to substantial risk of loss. QPQ has no experience in hedging or in managing international transactions and has not yet formulated a strategy to protect QPQ against currency fluctuations.

UNITED STATES INCOME TAXES

         Pursuant to United States tax laws, if QPQ's subsidiaries organized under the laws of Poland are not engaged in business in the United States, such subsidiaries will not be subject to United States taxation. Any earnings of these Polish subsidiaries, when paid to QPQ (or, in certain cases, deemed paid, even though not distributed, under certain technical provisions of the Internal Revenue Code), would be included by QPQ for United States Federal income tax purposes. However, QPQ would receive a credit against Federal income tax liability that otherwise would result from any deemed or actual distributions from its Polish subsidiaries, for any Polish corporate taxes paid by such Polish subsidiaries on these distributions, as well as for any Polish dividend and royalty withholding taxes imposed directly on QPQ. Because the Polish corporate tax rate (presently 40 percent of taxable income) is higher than the United States corporate tax rate, QPQ does not anticipate being subject to significant United States Federal income tax on either distributed or undistributed earnings of its Polish subsidiaries.

EMPLOYEES

         As of March 21, 1997, QPQ had 36 full-time employees and 72 part-time employees. Mr. Mitchell Rubinson, QPQ's Chairman of the Board, Chief Executive Officer and President has entered into an employment agreement with QPQ,, pursuant to which he is required to devote such portion of his business time to QPQ as may be reasonably required by QPQ's Board of Directors. The success of QPQ will be dependent, in part, upon its ability to hire and retain additional qualified personnel. QPQ utilizes local employees to staff its Domino's Stores and the Commissary. Such employees are not represented by labor unions. Substantially all of QPQ's management and employees resident in Poland speak Polish and QPQ's senior management team in Poland is also able to communicate in English. QPQ anticipates hiring and training employees as required for the operation and development of Domino's Stores.

PROPERTIES

         QPQ's proposed business operations will be located almost exclusively in Poland, with the exception of certain strategic planning, financial, accounting and administrative services which may be provided from offices in the United States.

         OFFICES. QPQ currently maintains its executive offices in approximately 1,600 square feet of office space at 1000 Lincoln Road, Suite 210 and Suite 206, Miami Beach, Florida 33139. Rental payments for the space aggregate to approximately $18,000 plus tax.

         PKP and IFFP share equally the cost and use of office space in Poland. In November 1993, PKP entered into a ten-year lease (the "Cogik Lease") with Cogik, a Polish limited liability corporation ("Cogik"), and on September 30,

1994, the Cogik Lease was amended. The Cogik Lease pertains to 325 square meters of office space. Annual lease payments, excluding utility charges, aggregate to approximately $73,200. The Cogik Lease will be automatically extended for another ten-year term unless PKP or Cogik gives the other party notice otherwise. PKP and Cogik can each terminate the lease upon six months written notice. Renovation costs, including leasehold improvements, were $61,100. In November 1996 Cogik exercised its option to terminate the lease upon six months notice. Accordingly, PKP must vacate such premises in May 1997. PKP anticipates being able to find available office space in Poland.

         PARNAS DOMINO'S STORE. In January 1994, IFFC and QPQ entered into agreements with each of PTTK, the Warsaw district Department of Tourism (the "Lessor"), and its lessees, Mr. Tadeusz Hofmokl ("Hofmokl") and Polish-Greek Production and Trading Enterprises ("Ambrozja") (collectively, Hofmokl and Ambrozja are referred to as the "Lessees"), in order to secure until 2009 approximately 480 square meters of space for use as a Burger King restaurant and a Domino's Store. Pursuant to the agreement between IFFC, QPQ and the Lessor, the Lessor has consented to IFFC's and QPQ's sublease of space from the Lessees. In addition, the Lessor has agreed, upon the termination of each lease between the Lessor and the individual Lessees, to enter into a lease with IFFC and QPQ on comparable terms, with the exception of certain lease expenses and termination dates.

         With respect to the 450 square meters of space subleased from Ambrozja, IFFC and QPQ have each paid Ambrozja an initial fee of $37,500 as of April 13, 1994, and have jointly agreed to pay Ambrozja annual sublease payments, excluding utility fees, of the zloty equivalent of $135,000, which sublease payments increase annually by three percent. The sublease is for a term of ten years and may be extended for five years upon IFFC's and QPQ's election. In the event that IFFC and QPQ are required to vacate the restaurant site due to no fault of their own, IFFC and QPQ will be entitled to compensation from Ambrozja for their subleasehold improvements to the restaurant site.

         With respect to the 40 square meters of space subleased from Hofmokl, IFFC and QPQ have jointly agreed to pay Hofmokl annual sublease payments, excluding utility fees, of the zloty equivalent of $15,000, which sublease payments increase annually by three percent. The sublease is for a term of five years. Neither Hofmokl nor IFFC and QPQ have the right to unilaterally extend the term of the sublease. In addition to the occurrence of other events of default by Hofmokl, IFFC and QPQ have the right to terminate the sublease if IFFC and QPQ lose their permits or licenses to operate Burger King restaurants and Domino's Stores, at the site.

         Renovation costs, including leasehold improvements and furniture, fixtures and equipment were approximately $399,000, which figure includes the cost of converting a portion of the Domino's Store into a commissary.

         GROJECKA DOMINO'S STORE. In February 1994, QPQ entered into a lease for an unlimited period with the Municipality of Ochota, Warsaw for a Domino's Store site consisting of approximately 130 square meters. The lease may be terminated by QPQ at any time upon three months' notice. The Municipality of Ochota, Warsaw may terminate the lease at any time upon three months' notice. Renovation costs, including leasehold improvements and furniture, fixtures and equipment were approximately $251,000. Annual lease payments, excluding utility charges, are 181,350,000 zlotys, approximately $7,348 at year end exchange rates.

         JANA PAWLA DOMINO'S STORE/COMMISSARY. In March, 1994, QPQ entered into a ten-year lease with the Iron Gate Housing Cooperative ("Iron Gate") for a Domino's Store and Commissary site consisting of approximately 482 square meters. Annual lease payments, excluding utility charges, are $34,797. The lease may be terminated by QPQ at any time upon three months' notice. Iron Gate may terminate the lease at any time upon three months' notice provided that it reimburses QPQ for all of its capital expenditures for the site, net of depreciation. Renovation costs, including leasehold improvements and furniture, fixtures and equipment were approximately $453,000. The lease does not provide either party a means of unilaterally extending the term of the lease.

         BONA DOMINO'S  STORE.  In September  1996, QPQ entered into a lease for unlimited period of time with Municipality of Warsaw, Centrum for a Domino's Store consisting of approximately 100 square meters. The lease may be terminated by QPQ at any time upon three months' notice. The lease may be terminated by the Municipality of Warsaw, Centrum at any time upon three months' notice. In March 1997, construction was started on the site. The renovation costs including leasehold improvements, furniture, fixture and equipment is estimated to be $110,000.Annual lease payments, excluding electricity, are approximately $4,560.00.

INSURANCE

         In the opinion of the management of QPQ, QPQ's leasehold improvements are adequately covered by insurance. QPQ maintains liability, casualty and business interruption insurance in amounts which it believes to be adequate.

         B.     QPQ Medical Centers, Inc.'s Business

         Since August 1995 QPQ Medical has been in the business of developing and/or operating centers which offer primary care, medical services and medically supervised weight loss programs. The weight loss programs use a protocol which integrates systems and routines of nutrition management, exercise and prescribed medication and certain other medical services to address the weight loss and non-weight loss related medical problems of its patients. In January, April, July and September of 1996, QPQ opened its first four (4) medical centers. In February 1997, QPQ Medical acquired the medical practice of Dr. Jack B. Drimmer, P.A. and relocated such practice to its Aventura center. QPQ's medical centers are located in Kendall, Aventura, Fort Lauderdale and Boca Raton, Florida. QPQ Medical intends to contain its operations to South Florida for the immediate future.


LICENSE AGREEMENT

         As of November 9, 1995, QPQ Medical entered into a license agreement (the "License Agreement") with Weight Loss Associates, Inc. ("Weight Loss Associates"), a corporation owned by Dr. Rabinowitz, a director of QPQ, and Mr. Rubinson, QPQ's Chairman of the Board, Chief Executive Officer and President, pursuant to which QPQ Medical has acquired the exclusive rights subject to certain restrictions, to use and sublicense a weight loss system and certain proprietary marks developed by Weight Loss Associates. The weight loss system (the "Program") integrates systems and routines of nutrition management, exercise and prescribed medication.

         Under the License Agreement, Weight Loss Associates is required to assist QPQ Medical in developing and operating the Weight Loss Centers and other businesses (collectively, the "Weight Loss Business") that utilize the Program, which assistance includes, but is not limited to, the following: providing to QPQ Medical the Program; providing to QPQ Medical the information necessary to prepare operations and marketing materials which describe how the Program should be implemented; providing to QPQ Medical information necessary to prepare a comprehensive business plan with respect to the Program; providing to QPQ Medical any assistance or information reasonably deemed necessary or desirable by QPQ Medical in connection with any of its efforts to secure financing for the Business; providing any assistance or information reasonably deemed necessary or desirable by QPQ Medical in connection with any of his efforts to sub-license the Program and/or Marks; providing to QPQ Medical in connection with any of its efforts to (i) obtain any governmental license, authorization, permits, consent or approval with respect to use of the Program and/or Marks, and (ii) respond to any governmental authority inquiries with respect to the Business; providing to QPQ Medical technical advice regarding the development and marketing of the Business; and continuing to use its best efforts to develop and/or enhance the value of the Business and Program.

         Weight Loss Associates is also responsible for the establishment of all protocols to be followed in connection with the implementation of the Program by QPQ Medical. Subject to Weight Loss Associates' consent otherwise, QPQ Medical is prohibited from overriding, modifying or otherwise causing non-conformity with such protocols established by Weight Loss Associates in connection with the implementation of the Program.
                                  13

      QPQ Medical shall pay Weight Loss Associates, Inc., as royalties for the license of the Program, (i) a percentage of QPQ Medical's "Operating Profit" from each of its product lines associated weight loss, and (ii) a percentage of QPQ Medical's "Extraordinary Gain" from certain events. Payments shall be made in arrears not later that the twentieth day of each month. For purposes of the License Agreement, Operating Profit is generally defined in accordance with Statement of Financial Accounting Standards No. 14 but excludes royalties payable to Weight Loss Associates and certain other items. For purposes of the License Agreement, "Extraordinary Gain" is defined to include the gain associated with the events described in APB Opinion No. 30, including: (a) the disposal of a business segment, (b) extraordinary items, and (c) unusual or infrequent items. The calculation of an Extraordinary Gain is made in accordance with APB Opinion No. 30 and generally accepted accounting principles, with the following modifications: (a) Extraordinary Gain is computed without reduction or allowance for events which give rise to a negative Extraordinary Gain, (b) Extraordinary Gain is computed without reduction or allowance for federal or state income taxes, and (c) in computing Extraordinary Gain, estimated Operating Profit or negative Operating Profit between "measurement date" and the "disposal date" (as such terms are defined in APB Opinion No. 30) do not enter into the computation of Extraordinary Gain. The License Agreement also provides that Weight Loss Associates and its employees, officers or directors are entitled to reimbursement from QPQ Medical for ordinary and necessary out-of-pocket expenses incurred by them in the course of performing their duties under the License Agreement. QPQ Medical will be required to make payments to Weight Loss Associates even if QPQ medical fails to develop the system into a profitable business concept.

         Under the License Agreement, QPQ Medical is also required to expend a percentage of its annual gross receipts for promotion and marketing the Program.

MEDICAL CENTER DEVELOPMENT

         In January, April, July and September 1996, QPQ Medical opened its medical centers in Kendall, Aventura, Fort Lauderdale and Boca Raton, Florida. QPQ Medical initially intends to focus its medical center development efforts in South Florida. QPQ Medical's strategy is to lease sites for its medical centers in existing structures and to develop medical facilities in upper to middle class areas.

         In February 1997, the Company purchased the practice of Dr. Jack B. Drimmer, P.A. for a cash consideration of $60,000, and a promissory note in the principal amount of $40,000 due in February 2000. The promissory note bears interest at the prevailing prime rate as published by the Wall Street Journal. Payments of principal and interest are due at maturity.

         QPQ Medical has acquired and is utilizing a computerized management information system at its medical centers for practice management and accounting. Through computer terminals linked by modems to the main computer, QPQ Medical believes that the main computer is capable of servicing all of QPQ Medical's existing and proposed medical centers.

         QPQ Medical has a limited history of operations and is subject to all the risk attendant with launching a new business. QPQ Medical has not performed formal market studies of the South Florida market.

MEDICAL CENTER OPERATIONS AND PERSONNEL

         QPQ Medical employs 1-3 licensed doctors, and 2-8 support personnel at each of its Medical Centers. As of March 21, 1997, QPQ Medical had 24 full-time employees. QPQ Medical has entered into employment agreements with its five doctors.

         In addition, those QPQ doctors that practice bariatric medicine do so in accordance with protocols established by Weight Loss Associates. To date, a principal of Weight Loss Associates, Dr. Rabinowitz, has trained QPQ Medical's doctors in the use of the Program. QPQ Medical believes that it and Weight Loss Associates have each satisfactorily performed their respective obligations under the License Agreement.

ADVERTISING AND PROMOTION

         QPQ Medical intends to, in accordance with the terms of the License Agreement, expend a percentage of its revenue for promotion and marketing of the Program. QPQ Medical believes that it may have to spend a considerable portion of its revenue marketing the Program to a public which is currently relatively unfamiliar with the Program. Although QPQ Medical is still in the process of developing and refining techniques to effectively and efficiently market the Program, QPQ Medical believes its marketing message will be disseminated primarily through local television, radio and newspaper advertisements.

COMPETITION

         QPQ Medical believes that its closest competitors are medical doctors which specialize in practicing bariatric medicine, certain of which have already adopted strategies similar to QPQ Medical's of providing medical weight loss services as cost efficiently as possible through the maximum use of licensed nutritionists, dieticians, technicians and support personnel under the supervision of a licensed doctor. QPQ Medical recognizes that many of its closest competitors have established track records and may adopt marketing strategies which are comparable to its proposed strategy. QPQ Medical is also aware that certain individuals may prefer their medically supervised weight loss program to be designed, supervised and administered exclusively by a licensed doctor. Although QPQ Medical's medically supervised weight loss programs are to be designed and supervised by licensed doctors, certain aspects of the weight loss program will be monitored and administered by licensed nutritionists, licensed dieticians, technicians and/or other support personnel. QPQ Medical also anticipates that it will encounter competition from a wide variety of non-medically supervised weight loss services and/or their franchisees, which services include the commonly known national systems of the Cambridge Diet, Herbalife, Jenny Craig, Nutri System and Weight Watchers. QPQ Medical recognizes that many of its competitors have significantly greater financial and other resources than QPQ Medical. There can be no assurance that QPQ Medical will be perceived as a superior alternative to these other weight loss services by a sufficient number of people QPQ Medical anticipates that less than a majority of its services will be covered by its clients' medical insurance and/or care policies.

PROPERTIES

         KENDALL MEDICAL CENTER. In September 1995, QPQ Medical entered into a five-year lease, which commenced on November 1, 1995, for an approximately 3,157 square foot medical office space located in a medical office building in Kendall, Florida. For the term of the lease, annual lease payments are a minimum of $61,561 per year, subject to annual upward adjustments to reflect changes in the Consumer Price Index as published by the U.S. Department of Labor. QPQ Medical is also responsible for a pro rata share of the office building's real estate taxes and the costs of managing, operating and maintaining the office building, including utilities and insurance. Upon the lease's expiration, QPQ Medical has an option to renew the lease for an additional five years. QPQ has guaranteed the performance of QPQ Medical's obligations under the lease.

         AVENTURA MEDICAL CENTER. On November 1, 1995, QPQ Medical entered into a sixty-seven month lease for an approximately 3,788 square foot medical office space located in an office building in Aventura, Florida. Pursuant to the lease, QPQ Medical's annual lease payments are $60,608 per year, subject to three percent annual increases commencing on the nineteenth month of the lease. QPQ Medical is also responsible for a pro rata share of the office building's operating expenses which are defined as the total cost and expense of owning, operating, maintaining, managing and repairing the office building, including taxes, insurance and utilities. Upon the lease's expiration, QPQ Medical has an option to renew the lease for an additional five years, QPQ has guaranteed the performance of QPQ Medical's obligations under the lease.

         BOCA RATON MEDICAL CENTER. In March 1996, QPQ Medical entered into a five year lease, which commences on May 1, 1996, for an approximately 3,658 square foot medical office space located in a medical office building in Boca Raton, Florida. From September 1, 1996 to March 1997, QPQ Medical is required to make monthly lease payments of $5,412. For the balance of the lease, QPQ Medical is required to make lease payments which aggregate to approximately $63,100 in the second year of the lease and which increase by three percent per year thereafter. QPQ Medical is also responsible for its own utility expenses and a pro rata share of the office building's real estate taxes, insurance, common area maintenance and operating expenses. Upon the lease's expiration, QPQ Medical has an option to renew the lease for an additional five years. QPQ has guaranteed the performance of QPQ Medical's obligations under the lease.

         FORT LAUDERDALE MEDICAL CENTER. In April 1996 QPQ Medical entered into a five year lease, which commenced on June 1, 1996 for approximately 2,500 square feet of medical office space located in a medical office building in Fort Lauderdale, Florida. Pursuant to the lease, QPQ Medical makes monthly lease payments of $3,125, subject to 3% increases of the previous year's minimum rent. QPQ Medical is also responsible for its pro rata share of the facilities operating expenses. Upon the lease's expiration QPQ Medical has an option to renew the lease for an additional five years.

INSURANCE

         In the opinion of the management of QPQ Medical, QPQ Medical's leasehold improvements and computer equipment are adequately covered by insurance. QPQ Medical maintains liability, casualty, business interruption and medical malpractice insurance which it believes to be adequate.

         Although QPQ Medical's weight loss system incorporates a variety of weight loss techniques, each of which QPQ Medical believes is safe, QPQ Medical recognizes that it may be subject to lawsuits if individuals using the Program coincidentally experience medical problems. QPQ Medical is subject to the risk that new medical discoveries may question the safety or effectiveness of QPQ Medical's Program, it may be required to devote all or an inordinate amount of its available cash and managerial resources defending itself against and/or settling claims, even if frivolous or not meritorious, and that, it may be subject to liability for claims in which the offered proof that QPQ Medical's services were the cause of the claimant's injuries are accepted by a court regardless whether, in QPQ Medical's opinion, they are unsubstantiated by medical or scientific knowledge.

                  ECONOMIC AND BUSINESS CONDITIONS IN POLAND

         The Republic of Poland is situated between the southern coast of the Baltic Sea and the Carpathian Mountains. Its geographic neighbors are the Republic of Belarus, the Czech Republic, the Federal Republic of German, the Republic of Lithuania and the Ukraine. It has a total area of approximately 120,700 square miles and a population of approximately 38.6 million. Poland has an extensive network of roads, railways and canals, and has four major ports on the Baltic sea. Poland's major cities and their approximate populations are:
Warsaw (1.9 million)' Lodz  (950,000);  Katowice  (950,000);  Krakow  (750,000);
Wroclaw (650,000); Poznan (600,000); and Gdansk (500,000). Poland today is ethnically almost homogeneous (98% Polish).

         Since the fall of the Communist government in 1989, Poland has embarked on a program of economic reforms, based on a transition to a market economy and private ownership. Four years into its transition to a market economy, Poland has become the first former centrally planned economy in Central and Eastern Europe to end its recession and return to growth. Poland's transition-induced recession bottomed out in the second quarter of 1991, and for the last four years the Polish economy has enjoyed an accelerated recovery.

         The sweeping economic reforms introduced in 1989 removed price control, eliminated subsidies to industry, opened Poland's markets to international competition, and imposed strict budgetary and monetary discipline. These reforms have achieved impressive results in reducing inflation--from almost 600% in 1990 to 32%, 21.6% and 19.5% in 1994, 1995 and 1996.

         Since 1989, the Polish government has sought to attract foreign capital by, among other actions, executing investment protection agreements with major industrialized countries, and adopting a law the express intent of which is to encourage foreign investment in Poland. Poland has further evidenced its commitment to a market system by opening a stock exchange in Warsaw and introducing a system designed to result in the development of a Western system of banking. The tax system was reformed to provide equal tax treatment of all economic entities.

               FOREIGN INVESTMENT LAW AND GOVERNMENT REGULATION

General

         The Polish Law of June 14, 1991 on companies with foreign participation (the "Foreign Investment Law") sets forth the legal requirements governing foreign investment in Poland. The Foreign Investment Law states that, unless provided otherwise, the Polish Commercial Code of 1934 (the "Commercial Code") is the commercial law generally applicable to domestic business. The Commercial Code governs corporate and partnership formation, governance and activity, and is generally similar to corresponding regulations of countries in the EEC.

         Under the relevant portions of the Foreign Investment Law, a foreign investor may establish a limited liability company (roughly analogous to a closely held corporation in the United States), in which it will hold 100% of the shares; establish a limited liability company, with the equity jointly contributed by it and other foreign and/or Polish parties; or enter business in Poland through acquisition of stock of an existing Polish limited liability company.

      The Foreign Investment Law also governs foreign investment in "joint stock companies," which are roughly analogous to publicly held corporations in the United States. Since IFFC and QPQ anticipate that their business in Poland will be conducted solely through one or more of its wholly owned limited liability companies for the foreseeable future, the following discussion addresses only limited liability companies.

         The Foreign Investment Law defines the range of economic activities in which a limited liability company with foreign participation (a "CFP") may engage to include "participation in revenues from the operation of enterprises in the territory of the Republic of Poland." The Foreign Investment Law does not restrict the scope of economic activities of a CFP, which is thus permitted to engage in any business in which a domestic Polish limited liability company without foreign participation may engage. No special permits are required unless the CFP will conduct business activities in one of the enumerated sectors considered  to  be  of  critical  importance  for  the  Polish  economy.  IFFC's development and operation of restaurants is not included in one of those enumerated sectors, and do not require special licensing. Moreover, access to raw materials and supplies in the domestic market is afforded without distinction as to cooperatives and state enterprises on the one hand, and private business entities, including a CFP, on the other. All private business entities have equal access to raw materials and labor and are treated equally for tax purposes. A CFP is free to set prices for its products and services.

         A CFP must comply with certain formal requirements preceding the commencement of revenue producing activities, which formal requirements have been complied with by QPQ's subsidiary. The Founding Act of a CFP (essentially equivalent to articles of incorporation and bylaws in the case of a CFP that is a 100% owned subsidiary) must be prepared and executed before a notary public (who is a lawyer and who reviews the Founding Act as to its compliance with applicable law) in the form of a Notarial Deed. The CFP must then be registered by the District Court responsible for the conduct of the Commercial Register. The registration process for a newly formed CFP generally takes from one to three months. The CFP commences its legal existence upon registration. The CFP must then register with the Local Statistical Office to obtain a National Economy Code Number ("REGON") and register with the Treasury Office to obtain a Tax Indemnification Number ("NIP"). Without a REGON and a NIP, a CFP may not complete mandatory registration with the local Fiscal Office and Social Security Office, and may not open bank accounts or proceed with customs clearance. These formal requirements are identical to those required for a domestic Polish limited liability company without foreign participation.

Contribution to Capital

         Other than pursuant to provisions of the Commercial Code generally applicable to all limited liability companies, there is no minimum level of investment required of a CFP. The minimum capital required for establishment of any limited liability company is 40,000,000 zlotys (about $1,301 as published by the National Bank of Poland on March 21, 1997), which must be made in Polish currency obtained from the sale of convertible currency (including United States or West European funds) to a foreign exchange bank, or, to the extent designated in the CFP's Founding Act, through in-kind, nonmonetary contributions that are transferred from abroad or purchased with Polish currency obtained from the sale of convertible currency to a foreign exchange bank. To the extent designated in the CFP's Founding Act, fixed assets may constitute in-kind, non-monetary contributions to equity.

Taxation

         A CFP is subject to the same taxes, and general tax reductions, as domestic Polish companies without foreign participation. Tax exemptions specifically reserved for foreign investors or companies with foreign participation are no longer available after January 1, 1994 and such tax exemptions can only be utilized if the right to such exemptions was acquired prior to January 1, 1994. A CFP is subject to corporate income tax, VAT, which is known in Poland as the "Tax on Goods and Services," and excise tax and, depending on the nature of its business activities, may also be subject to real estate tax, local tax, and stamp duty. The corporate income tax rate is 40 percent of taxable income, which is generally calculated by the extent to which revenues exceed expenses, including operating losses, which may be carried forward for three years. The shareholder of a limited liability company is liable for any income taxes not paid by the company.

         All goods and services, including imported goods and services, are subject to a VAT and excise tax, based on the value of such items. With respect to imports, the value of such items is equal to the customs' value plus any customs' duties. The VAT basic rate is 22%, but in the case of certain products, it is reduced to 7% or entirely. Under the VAT system, credit is given for VAT paid against VAT collected.

         A CFP's employees are subject to a personal income tax, and a CFP is required to make contributions for employees' health and pension insurance, commonly referred to as the social security fund. Currently, an employer must remit to the social security fund, the unemployment fund and the Fund of Guaranteed Employees' Payments 45%, 3% and .2%, respectively, of the amount of wages paid to an employee before withholding for personal income tax. Both Polish and foreign employees are governed by the same social security, health, pension, and unemployment insurance provisions.

         Currently, dividends are taxed at the rate of 20%. However, Poland has executed a bilateral tax agreement with the United States, pursuant to which the tax on dividends of corporations in which at least 10% of the voting stock is held by a United States corporation may not exceed 5%. Thus, though current regulations would otherwise provide for a 20% tax on dividends, taxes on dividends paid by a CFP which is a subsidiary of IFFC or QPQ will be at the rate of 5%.

Customs Duties and Import Restrictions

         Customs duties on imported goods are regulated by the Customs Law of 1989 (as amended). The tariff is coordinated and integrated with international regulations and the provisions of the General Agreement on Tariffs and Trade. IFFC's and QPQ's operations are subject to significant levels of customs duties on goods imported into Poland. Customs duties on goods imported into Poland currently range from 15% to 20% for furniture, fixtures and equipment, and 30% for meat. Customs duties and other similar fees, however, are not levied on non-monetary, in-kind contributions to capital, provided that such contributions constitute "fixed assets" and are not disposed of during the three-year period following customs clearance. Although IFFC and QPQ intend to contribute as capital substantially all of their respective subsidiaries' furniture, fixtures and equipment, there can be no assurance that such equipment will ultimately qualify as "fixed assets" for purposes of this exclusion. In connection with Poland's application to the European Economic Union, it has imposed customs
                                       18
duties on certain foods and other products, which aggregate to 25% on cheese and 40% on milk imported from European Economic Union countries, and 35% on cheese and 40% on milk, imported from other countries. As of July 5, 1993, temporary restrictions, including import license requirements and import quotas, were placed on the importation into Poland of certain categories of food products.

         From January 1995 goods imported to Poland were subject to a five percent (5%) import tax (the "Import Tax"). Since January 1, 1996, the rate of Import Tax has been three percent (3%). The Import Tax is structured as a surtax and is imposed on the customs value of imported goods increased by the regularly applicable customs duty.

         On February 4, 1994 the Parliament passed a law imposing countervailing duties on certain agricultural and food products imported from abroad, which law became effective as of April 14, 1994. The law is intended to protect local producers by increasing the cost of importation of certain agricultural and food products, such as meat, milk, wheat flour, processed tomatoes, vegetable oil, pork, poultry and dairy products, through the imposition of countervailing duties up to a level comparable to the local prices of such products as determined by the Minister of Agriculture.

Polish Currency and Foreign Exchange

         The only currency that may be used in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. As of January 1, 1995, the National Bank of Poland introduced a new currency unit which is named a "zloty" (a "new zloty"). New zlotys are equivalent to 10,000 old zlotys ("old zlotys"). Old zlotys will remain legal tender until December 31, 1996, after which date they will only be exchangeable at certain banks. All references in this document to zlotys are to old zlotys. Domestic persons and CFPs are entitled to hold foreign currency acquired through the conduct of an economic activity in their own accounts. Foreign currency may only be converted into zlotys, by selling the foreign currency to a foreign exchange bank. Proceeds from economic activities in Poland must be maintained in zloty denominated accounts, but may be converted into hard currencies for certain purposes as discussed below. Typically, the transfer of foreign currency abroad requires a foreign exchange permit, but no permit is required for the repatriation to foreign investors in hard currency of up to 100% of the profits of a CFP. Similarly, foreign investors may repatriate in foreign currency all proceeds of the sale or liquidation of equity interests in the CFP, all proceeds of the liquidation of a CFP, and compensation resulting from expropriation or similar government acts. The zloty is also tradeable and exchangeable into foreign currency for the purpose of purchasing goods and services abroad. On March 21, 1997, the exchange rate was 30,745 zlotys per dollar as published by National Bank of Poland. Foreign exchange banks are required to sell foreign currency to domestic persons, including a CFP, when such currency is needed for repatriation as set forth above, and to satisfy foreign currency obligations to foreign persons resulting from the purchase of goods and certain services. Foreign employees may repatriate their after-tax earnings in hard currencies without having to obtain an individual foreign exchange permit.

Foreign Exchange Law

         Effective January 1, 1995, a new Polish Foreign Exchange Law became effective. The expressed objectives of the new law are (i) to apply uniform standards to all Foreign Exchange Banks operating in Poland, (ii) to create a legal framework for market valuation of the Polish currency, and (iii) to move toward full convertibility of the zloty. The new law is also designed to permit greater freedom (less restrictions) on certain foreign trade transactions accounted for in Polish currency.

Reporting and Audit

         The balance sheet and profit and loss statements of a CFP must be prepared in accordance with Polish accounting principles and in compliance with the requirements of the Commercial Code. As Poland becomes more integrated with the EEC, it is anticipated that its financial reporting requirements will become substantially similar to generally accepted accounting principles in the EEC which are generally similar to those in the United States. For financial reporting purposes in the United States, IFFC and QPQ prepare their financial statements in accordance with generally accepted accounting principles.

Leases and Purchase of Land

         A CFP may lease real property from private parties without substantial restrictions. The acquisition of real property is regulated by the Acquisition of Real Property Estate by Foreign Persons Act of 24 March 1920 and The Act Amending the Land Economy and Expropriation Act of 29 September 1990. Since neither IFFC nor QPQ presently intends to acquire real property in Poland, these statutes are not described herein.

Employees and Wages

         All employees, Polish and foreign, must be paid in zlotys. Foreign employees require work permits from local authorities, which are typically not difficult to obtain for executive or managerial employees, and can be typically obtained in due course. As set forth above, all wages are subject to payroll taxes payable by the employer, and income tax payable by the employee. Employers are required to pay a minimum wage.

Governmental Regulation of Restaurant Operations

         Restaurant operations are subject to a number of national and local laws and regulations, primarily related to sanitation. All imported meat and other food products are subject to specific sanitary requirements. Restaurants are subject to national regulations relating to health and sanitation standards, generally implemented, administered and enforced at the local level. All properties are subject to local zoning, building code and land-use regulations. In general, necessary approvals and permits for restaurant operations are granted without undue delay, and are typically granted within 14 days of application therefor.

Trademark Protection

         Under Polish law, the registrant of a trademark in Poland acquires the exclusive right to use the trademark in commerce for goods and services covered by the registration. If the trademark is infringed, the registrant is entitled to demand injunctive relief, monetary damages, and seizure of infringing items. In general, the first applicant is entitled to the registration of a trademark from the date the application is filed with the Patent Office. Foreign nationals generally have the same rights as Polish citizens with regard to trademarks.

United States-Poland Treaty

         On March 21, 1990, the President of the United States and the Prime Minister of Poland signed a treaty concerning business and economic relations, which was ratified by both countries. The ratification instruments were exchanged in Warsaw on July 7, 1994 and the treaty became effective as of August 6, 1994. The aim of the treaty is to encourage and facilitate United States investments in Poland by providing internationally recognized protections and standards. The treaty sets certain minimum standards; in some cases, Polish legislation more favorable than that required by the treaty has been enacted.

         Some of the key elements of the treaty include the following:

         o Poland agreed to treat United States investors in Poland the same as Polish nationals or investors from other countries, whichever is more favorable.

         o The United States and Poland agreed to internationally recognized standards for expropriation; expropriation will be permitted only for a public purpose, and must include prompt payment at fair market value.

         o      The United States and Poland agreed to abide by  internationally
                recognized   standards  for  arbitration  that  ensure  that  an
                investor has the right to resort to international arbitration.

         o Poland guaranteed that United States firms will have the right to market goods and services both at the wholesale and retail level; obtain access to public utilities and financial institutions; obtain commercial rental space and raw materials on a non-discriminatory basis; conduct market studies and distribute commercial information of all kinds; and obtain registrations, licenses, permits and other approvals on an expeditious basis.

         o Poland agreed to adopt major new intellectual property standards, including adherence to the Paris Act of the Berne Convention; copyright protection for computer software; and protection of proprietary information.

         o Poland agreed to permit immediate and complete repatriation of export earnings and capital from Poland to the United States. In addition, Poland agreed to progressively eliminate restrictions on repatriation of United States investor zloty profits. All such restrictions on the repatriation of profits have been eliminated. See "Polish Currency and Foreign Exchange."

Item 2.  Description of Property.
         -----------------------

See Item 1. Description of Business - A. QPQ Corporation's Business - Properties " - and "B. QPQ Medical Centers, Inc.'s Business - Properties."


Item 3.  Legal Proceedings.
         -----------------

         Except as described below, QPQ is not a party to any litigation or governmental proceedings that management believes would result in any judgments or fines that would have a material adverse effect on QPQ.

         On November 20, 1996, the Company was notified by holders of Warrants for the purchase of an aggregate of 38,250 shares of Common Stock issued on September 22, 1993, pursuant to the Underwriter's Common Stock Purchase Agreement, between the Company and Reich & Co., Inc., that pursuant to the anti-dilution provisions contained in such Warrants, the Warrant exercise per share of Common Stock underlying the Warrant was reduced to $0.25 per share. The claim also alleges that the number of shares for which the Warrants are exercisable increased to an aggregate of 1,377,000 shares. The warrant holders have requested demand registration of such shares. The Company has not registered such shares and the warrant holders have requested the Company repurchase all of such warrants for an aggregate of $3,442,500 based upon the failure to register provisions contained in the Warrant Agreement. The Company is contesting the claim.

Item 4.  Submission of Matters to a Vote of Security-Holders.
         ---------------------------------------------------

         None.

                                 PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         --------------------------------------------------------

         QPQ's Common Stock is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), and listed, on the Boston Stock Exchange, under the symbols QPQ and IPZ, respectively. The following table sets forth, for the period since January 1, 1994, the high and low closing bid quotations for the Common Stock as reported by NASDAQ. The NASDAQ quotations represent quotations between dealers without adjustments for retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                              High       Low
                                                              ----       ---
1994
First Quarter............................................     3 5/8      2 21/32
Second Quarter...........................................     3          2 3/4
Third Quarter............................................     2 1/4      1 1/2
Fourth Quarter...........................................     2          1 1/4

1995
First Quarter............................................     1 5/16       5/8
Second Quarter...........................................     2 1/8        21/32
Third Quarter............................................     1 7/16       5/8
Fourth Quarter...........................................     2 1/2        5/8

1996
First Quarter............................................     2 3/8      1 5/8
Second Quarter...........................................     2          2
Third Quarter............................................     4          3 1/2
Fourth Quarter...........................................     2 3/4      2 3/8

         As of March 21, 1997, there were 95 record holders of QPQ's Common Stock. QPQ believes that there were in excess of 300 beneficial holders of the QPQ Common Stock.

         QPQ has not paid any cash dividends on the QPQ Common Stock and does not currently intend to declare or pay cash dividends in the foreseeable future. QPQ intends to retain any earnings that may be generated to provide funds for the operation and expansion of QPQ's business.

Item 6.     Management's Discussion and Analysis or Plan of Operation.
            ----------------------------------------------------------
      A.    QPQ Corporation

GENERAL

      QPQ commenced its planned principal operations through its wholly owned subsidiary, Pizza King Polska Sp. zo.o ("PKP"), in April 1, 1994. PKP anticipates that it will incur losses until, at the earliest, it establishes a number of Domino's Stores generating sufficient revenues to offset its operating costs and the costs of its proposed continuing expansion. There can be no assurance that PKP will be able to successfully establish a sufficient number of Domino's Stores to achieve profitable operations. PKP cannot reasonably estimate the length of time before any Domino's Store may generate sufficient revenues to offset its operating costs or the length of time before PKP may generate income, if ever. QPQ's independent auditors have included as explanatory paragraph in their report for the year ended December 31, 1995 and 1996 stating that QPQ's financial statements have been prepared assuming QPQ will continue as a going concern although QPQ's recurring losses raise substantial doubt about QPQ's ability to do so.

      On August 25, 1995, QPQ Medical Centers, Inc. ("QPQ Medical"), a wholly owned subsidiary of QPQ, was organized. QPQ Medical offers medically supervised weight loss programs using a protocol which integrates systems and routines of nutrition management, exercise and prescribed medication. QPQ Medical anticipates that it will incur losses until at the earliest, it establishes a number of weight loss centers generating sufficient revenue to offset its operating costs and the costs of its proposed expansion. There can be no assurance that QPQ Medical will be able to successfully establish a sufficient number of medical centers to achieve profitable operations. QPQ Medical cannot reasonably estimate the length of time before it will generate sufficient revenues to offset its operating costs, if ever.

      Subject to market conditions and its need for funds, QPQ may generate additional capital through the public or private sale of equity in QPQ and may seek to borrow funds, if available, on commercially reasonable terms.

YEAR ENDED DECEMBER 31, 1996 VS YEAR ENDED DECEMBER 31, 1995

RESULTS OF OPERATIONS

      During the year ended December 31, 1996, QPQ incurred a net loss of $2,866,982 ($.42 per share) compared to a net loss of $1,971,398 ($.38 per share) for the year ended December 31, 1995. The increase in QPQ's loss for the year ended December 31, 1996 compared to its loss for the year ended December 31, 1995 is primarily attributable to losses generated by QPQ Medical in its first year of operations which were partially offset by reductions in the losses incurred by QPQ and PKP.

      On October 1, 1996, the Cafe Renaissance restaurant was sold for $250,000, consisting of cash of $180,000 and a promissory note of $70,000, payable on or before December 31, 1996. As of March 21, 1997 their remains a principal balance of $30,000. The Company anticipates such balance being paid on or before May 30, 1997. The sale resulted in a loss of $65,485 which is included in the accompanying Consolidated Statements Of Operations under Loss on Sale of Assets

      During the year ended December 31, 1996, QPQ generated Sales of $1,264,850 from its three Domino's Stores and the Cafe Renaissance which were opened in April, May and August 1994 and January 1995, respectively, versus Sales of $1,167,231 for the year ended December 31, 1995 from its three Domino's Stores and the Cafe Renaissance. For the year ended December 31, 1996, versus the year ended December 31, 1995, the three Domino's Stores experienced an increase in (average monthly) same store sales.

      During the year ended December 31, 1996, QPQ incurred $451,471, $338,816, $470,599 and $191,612 of Food and Packaging Expenses, Payroll and Related Costs, Occupancy and Other Operating Expenses and Depreciation and Amortization Expense, respectively.

         Food and Packaging Expenses for the year ended December 31, 1996 and the year ended December 31, 1995 were approximately 36% and 38% of Sales, respectively. The decrease is primarily attributable to the improved cost control and a lower level of promotional and giveaway programs at the three Domino's Stores. Food and Packaging Expenses as a percentage of Sales for the year ended December 31, 1995 were adversely affected by special promotions and giveaways conducted in connection with the Cafe Renaissance grand opening.

      Payroll  and  Related  Costs as a  percentage  of Sales for the year ended
December 31, 1996 and December 31, 1995 were approximately 27% and 31%, respectively. The decrease in Payroll and Related Costs as a percentage of Sales is attributable to an increase in the average level of same store sales and continued improvement in labor force scheduling for the year ended December 31, 1996. The Payroll and Related Costs for the Cafe Renaissance was higher than average Payroll and Related Costs as a percentage of Sales for QPQ's Domino's Stores.

      Occupancy and Other Operating Expenses as a percentage of Sales for the year ended December 31, 1996 and December 31, 1995 were approximately 37% and 44%, respectively. The decrease in Occupancy and Other Operating Expenses as a percentage of Sales is primarily attributable to an increase in the average level of same store sales for the year ended December 31, 1996, and the implementation of tighter cost controls. Approximately $32,800 of expenses associated with the Commissary were included in Occupancy and Other Operating Expenses.

      General and Administrative Expenses for the year ended December 31, 1996 and December 31, 1995, totalled $1,337,678 and $1,302,962, respectively. For the year ended December 31, 1996, General and Administrative Expenses were comprised of executive and office staff salaries and benefits of $301,959, legal and professional fees, office rent, travel, telephone and other corporate expenses of $924,842, and depreciation and amortization of $110,877. For the year ended December 31, 1995, General and Administrative Expenses were comprised of executive and office staff salaries of $377,169, legal and professional fees, office rent, travel, telephone and other general corporate expenses of $796,231, and depreciation and amortization of $129,562.

      QPQ's General and Administrative Expenses for the year ended December 31, 1996 were $34,716 higher than such expenses for the year ended December 31, 1995, as a result of, among other things, a reduction in executive salaries, a reduction in QPQ's allocation of certain expenses it shares with IFFC and improved corporate overhead control systems, offset by $308,340 of General and Administrative expenses applicable to QPQ Medical which commenced operations in January 1996.

      Interest and Other Income for the year ended December 31, 1996 and December 31, 1995 were $12,315 and $217,995, respectively. The decrease is primarily attributable to a reduction in the funds held for investment by QPQ. As a result of the liquidation of financial investments in June 1995 to retire debt, QPQ's level of interest income declined.

      During the year ended December 31, 1996 and December 31, 1995, Interest Expense was $36,844 and $200,109, respectively. The decrease in Interest Expense is primarily attributable to the retirement of debt in June of 1995 resulting from the sale of QPQ's financial investments.

LIQUIDITY AND CAPITAL RESOURCES

      A.    QPQ Corporation/Pizza King Polska

      Pursuant to the Domino's Development Agreement, as amended November 13, 1995 and March 21, 1997, QPQ is granted the exclusive right until December 31, 2003 to develop, operate and franchise Domino's Stores in Poland. During the Initial Term of the Domino's Development Agreement, which expires on December 31, 2003, QPQ is required to open and operate, either through affiliates of QPQ ("Affiliated Franchisees") or unrelated third parties ("Non-Affiliated Franchisees"), at least 50 Domino's Stores in accordance with a schedule that obligates QPQ or its Non-Affiliated Franchisees to open three Domino's Stores in 1994, no Domino's Stores in 1995, eight Domino's Stores in 1996 and five, eight or seven Domino's Stores for each of the following seven years. Domino's Stores developed and/or operated by Non-Affiliated Franchisees are counted towards QPQ's obligation to open a minimum number of Domino's Stores. QPQ did not satisfy the requirements to open eight Domino's stores during 1996 and in March 1997, Domino's granted QPQ and extension until July 1, 1997 to satisfy such requirement. In addition, Domino's indicated it would be agreeable to a further six month extension if QPQ provided satisfactory evidence of recapitalization at a level which in Domino's sole discretion, will enable QPQ to satisfy its obligations under the agreement.

      In compliance with the Domino's Development Agreement, QPQ opened three Domino's Stores in 1994. QPQ is required and, subject to the factors discussed below, may open or cause to be opened at least eight additional Domino's Stores prior to December 1997. Subject to the modifications of the Domino's Agreement, if QPQ in fact fails to meet the development schedule described above as amended, QPQ will lose its rights to develop and franchise additional Domino's Stores but will be entitled to act as a master franchisor and franchisee with respect to the franchise agreements granted prior thereto.

      As of December 31, 1996, QPQ had working capital of $238,975. QPQ's material commitments for capital expenditures relate to the Domino's Stores that QPQ must open to comply with the Domino's Development Agreement. Although to date QPQ has concentrated its efforts on the development of Domino's Stores in Warsaw, Poland, subject to the re-evaluation described below, QPQ intends to focus its future Domino's Store development efforts on other Polish cities. QPQ's decision to expand its development efforts is based on a number of factors, including, but not limited to, QPQ's ability to conserve its capital resources by developing additional Domino's Stores outside of Warsaw through Non-Affiliated Franchisees.

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

      Any implementation of QPQ's business plan with respect to the operation of its three Domino's Stores (the "QPQ Operations Plan") beyond May 31, 1997, may require resources greater than those currently available to QPQ. Except as discussed below, QPQ has no current arrangements with respect to, or sources of, additional financing, and it is not contemplated that QPQ's principal shareholders, will provide any portion of QPQ's future financing requirements. Implementation of the QPQ Operations Plan is contingent upon, among other things, QPQ's ability to utilize significantly less of its capital resources financing its restaurants' operations and General and Administrative Expenses than it has to date. There can be no assurance that QPQ will generate any cash flow from operations in the future, or that additional financing will be available on acceptable terms, or at all, to fund QPQ's operations.

      Any implementation of QPQ's business plan with respect to the expansion of its Domino's Store system by franchising Domino's Stores to Non-Affiliated Franchisees (the "QPQ Development Plan") beyond May 31, 1997 may require resources greater than those allocated for such purpose or otherwise currently available to QPQ. Successful implementation of QPQ's Development Plan is contingent upon QPQ identifying and engaging Non-Affiliated Franchisees with the financial and other resources capable of developing and opening Domino's Stores in accordance with the development schedule or QPQ securing additional debt or equity financing to permit QPQ to develop the Domino's Stores in accordance with the development schedule. Successful implementation of the QPQ Development Plan is also contingent upon QPQ's ability to economically supervise, provide technical support and distribute food products from QPQ's Commissary to Non-Affiliated Franchisees. QPQ has no experience in identifying, engaging, supervising or providing technical assistance to Non-Affiliated Franchisees. Further, QPQ has not yet identified nor engaged any Non-Affiliated Franchisees which may develop and operate future Domino's Stores.

      In September 1996, QPQ entered into a lease for approximately 100 square meters of space in Warsaw Poland to be used as the site of its fourth Domino's store. The lease is for an unlimited period of time but can be cancelled by either party upon three months notice. Annual lease payments approximate $4,560. In March 1997, QPQ commenced construction on the site and estimates that its total costs of renovation of the site, including leasehold improvements and furniture fixtures and equipment will approximate $110,000.

      QPQ's Operations Plans and Development Plans beyond May 31, 1997 are contingent upon its operating and development experiences prior thereto. Accordingly, QPQ cannot accurately predict its Operations Plans and Development Plans beyond May 31, 1997.

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

      Subject to, among other things, QPQ's future operating results, QPQ's capital resources, QPQ's ability to locate a ready, willing and able buyer (a "Qualified Buyer") for certain or all of the Stores, QPQ's ability to locate a joint venture partner or Non-Affiliated Franchisee (a "Qualified Partner"), willing and able to develop and operate its existing or additional Stores, and the Board of Directors believes that it may be in the best interests of QPQ to close certain of its Stores. The Board of Directors' belief is based upon, among other things, certain of the Stores operating results to date, QPQ's projected operating results with all of the Stores open, QPQ's projected operating results with certain of the Stores closed, QPQ's cash position, QPQ's ability to secure additional sources of capital, QPQ's perceived risk adjusted rate of return on additional cash investments in the Domino's Stores versus QPQ's perceived risk adjusted rate of return in alternative investments, QPQ's inability to date to locate a Qualified Buyer for the Store(s) and/or QPQ's Domino's Store development rights on acceptable terms, QPQ's inability to date to locate a Qualified Partner to develop and operate additional Domino's Stores, and QPQ's relationship with Domino's.

      To date, QPQ's business has been principally financed by proceeds from QPQ's public offering of QPQ Common Stock and Warrants, proceeds from bank credit facilities, proceeds from two private offerings of QPQ Common Stock and proceeds from two Regulation S Offerings of QPQ Common Stock.

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

      In January 1994, QPQ's wholly owned subsidiary, PK Polska, obtained a $28,000 line of credit from American Bank, with interest payable on outstanding principal amounts at a rate equivalent to the American Bank's overdraft rate minus 4%, payable monthly on the first day of the month. In September 1994, QPQ guaranteed PK Polska's payment of any and all amounts, not exceeding $28,000, owed to American Bank pursuant to the credit facility. As of December 31, 1996 and March 21, 1997, $21,718 and $32,526, respectively, of the credit facility were outstanding.

      In January 1995, PK Polska obtained a $300,000 line of credit from American Bank with interest payable on outstanding principal amount at a rate of 7.75%. PK Polska is also obligated to pay American Bank a 1% per annum commission on the daily average unutilized principal balance of the credit facility. Interest and commission expenses are payable once every three months. The credit facility are secured by PK Polska deposits with American Bank and a guarantee of QPQ. Borrowings are required to be repaid in full on January 28, 1998. As of December 31, 1996 and March 21, 1997, $300,000 and $300,000,
respectively, of the credit facility were outstanding.

      During the year ended December 31, 1996, QPQ completed a private offering (the "Private Offering") of 1,195,000 shares of Common Stock at an offering price of $1 per share. The Private Offering was made only to accredited investors in accordance with the provisions of Regulation D promulgated under the Securities Act of 1933, as amended. Mr. Rubinson, the Chairman of the Board, Chief Executive Officer, President and a principal shareholder of QPQ, and Nigel Norton, a principal shareholder of QPQ, purchased 200,000 and 100,000 shares of common stock, respectively.

      In July 1996 and  November  1996 QPQ sold  337,012  and  96,455  shares of
Common Stock in two Regulation S offerings and received cash proceeds of $959,923, net of offering expenses.

      In March 1997, the Company entered into Securities Subscription Agreements (the "Agreements") for the sale of $1,280,000 of 8% Convertible Debentures (the "Debentures") with a maturity date of March 31, 1998, for which the Company received net proceeds of $1,066,667. Interest is payable quarterly. The Debentures are convertible into shares of common stock at a conversion price per share equal to the lower of (a) 75% of the average closing bid price of the common stock for five business days immediately preceding the conversion date or (b) 75% of the average of the closing bid price of the common stock for the business day immediately preceding the date of the individual Subscription Agreement.

      The   Debentures   were  issued  in  reliance  upon  the  exemption   from
registration afforded by Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

      The Company has authorized a maximum of $6,000,000 principal amount of the Debentures.


      B.    QPQ Medical Centers, Inc.

GENERAL

      In August 1995, QPQ entered into the business of developing and operating medical centers ("Medical Centers") which offer primary care medical services and medically supervised weight loss programs. In January, April, July and September 1996, QPQ Medical opened its first four Medical Centers. In February 1997, QPQ purchased a medical practice and relocated such practice to its Aventura Medical Center. QPQ Medical has incurred losses and anticipates that it will continue to incur losses until it establishes a number of Medical Centers generating sufficient resources to offset its operating costs and the costs of its proposed continuing expansion. In light of the uncertainties in connection with the commencement of a new business, QPQ cannot reasonably estimate the length of time before QPQ Medical may achieve profitable operations, if ever.

RESULTS OF OPERATIONS OF QPQ MEDICAL

YEAR ENDED DECEMBER 31, 1996

      QPQ  Medical  commenced  operations  in  January  1996.   Accordingly,   a
comparison of QPQ Medical's results of operations for the year ended December 31, 1996 with any other time period are not meaningful.

      During the year ended December 31, 1996, QPQ Medical generated Medical Center Revenues of $828,295 from its four Medical Centers.

      During the year ended December 31, 1996, QPQ Medical incurred $993,888, $471,438, $541,422 and $72,919 of Payroll and Related Expense, Occupancy and Other Expense, Advertising and Depreciation and Amortization, respectively. QPQ Medical believes that the foregoing expenses as a percentage of Medical Center Revenues should decline as Medical Center Revenues increase and Medical Centers currently under lease and renovation develop into revenue production centers.

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

      In February 1997, the Company purchased a medical practice for $100,000 consisting of cash of $60,000, and a promissory note in the amount of $40,000 due in February 2000. The promissory notes bear interest at the prevailing prime rate as published in the Wall Street Journal.

      QPQ intends to finance the development and operations of Medical Centers with the unutilized proceeds of QPQ's Private Offering and Public Offering and cash, if any, from Medical Center operations. Any implementation of QPQ Medical's business plan with respect to the operation of its Medical Centers (the "QPQ Medical Operations Plan") beyond May 1997 may require resources greater than those currently available to QPQ Medical. Although QPQ Medical desires to develop additional Medical Centers, any implementation of QPQ
Medical's business plan with respect to the expansion of its Medical Center System (the "QPQ Medical Development Plan") beyond May 1997 may require resources greater than those currently available to QPQ Medical. QPQ Medical has no current arrangements with respect to, or sources of, financing. QPQ's Medical's Operation Plans and QPQ Medical's Development Plans beyond May 1997 are contingent upon its operating and development experiences prior thereto. Accordingly, QPQ Medical cannot accurately predict its operations and development plans beyond May 1997.

      QPQ continues to review the performance and prospects of its Medical Centers and is evaluating its current business plan to determine the best possible means of effecting a profitable operation. The alternatives now under consideration include, among others, focusing future development efforts on the development of additional centers, purchase of existing medical practices, selling certain or all of QPQ's existing Medical Centers to unrelated third parties and/or affiliates of QPQ; closing certain of the Medical Centers or entering into management agreements or joint venture agreements with unrelated third parties or affiliates with respect to the operation of certain or all of the Medical Centers.

      The deployment of QPQ's financial, personnel, capital and/or other resources in other businesses or investment opportunities, including Domino's Stores, may result in a diminution in resources available to execute the QPQ Operations Plan and/or the QPQ Development Plan. See "-B. QPQ Medical Centers, Inc." for more information regarding QPQ Medical's liquidity and capital resources.

      Subject to, among other things, QPQ's future operating results, QPQ's capital resources, QPQ's ability to locate a ready, willing and able buyer (a "Qualified Buyer") for certain or all of the Medical Centers, QPQ's ability to locate a joint venture partner (a "Qualified Partner"), willing and able to develop and operate its existing or additional Medical Centers, the Board of Directors believes that it may be in the best interests of QPQ to close certain of its Medical Centers. The Board of Directors' belief is based upon, among other things, certain of the Medical Centers operating results to date, QPQ's projected operating results with additional Medical Centers open, QPQ's projected operating results with certain of the Medical Centers closed, QPQ's cash position, QPQ's ability to secure additional sources of capital, QPQ's perceived risk adjusted rate of return on additional cash investments in the Medical Centers versus QPQ's perceived risk adjusted rate of return in alternative investments, QPQ's inability to date to locate a Qualified Buyer for the Medical Centers on acceptable terms and QPQ's inability to date to locate a Qualified Partner to develop and operate additional Medical Centers.


IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

      Domino's Store operations are conducted in Poland. The Polish economy has historically been characterized by high rates of inflation and devaluation of the Polish zloty against the United States dollar and European currencies. However, in the year ended December 31, 1996, the rates of inflation and devaluation improved. For the years ended December 31, 1993, 1994, 1995 and 1996, the annual inflation rate in Poland was 35%, 32% , 21.6% and 19.5% respectively, and as of December 31, 1993, 1994, 1995 and 1996 the exchange rate was 21,344, 24,372, 24,680 and 28,725 zlotys per dollar, respectively. Franchise fees for each Domino's Store opened are paid in United States currency. Additionally, QPQ is dependent on foreign sources of supply (equipment, paper goods and certain food products) which require payment in European or United States currencies. Since QPQ's revenues from operations are in zlotys, QPQ is subject to the risk of currency fluctuations. QPQ has and intends to maintain substantially all of its unutilized funds in dollar denominated accounts and/or securities. There can be no assurance that QPQ will successfully manage its exposure to currency fluctuations or that such fluctuations will not have a material adverse effect on QPQ.

      Thus far, QPQ's revenues have been used to fund restaurant operations and QPQ's expansion. As a result, such revenues have been relatively insulated from inflationary conditions in Poland. There can be no assurance that inflationary conditions in Poland will not have an adverse effect on QPQ.

      The accounts of PK Polska are measured using the Polish zloty. Due to Poland's highly inflationary environment through December 31, 1995, generally accepted accounting principles required QPQ to calculate and recognize on its statement of operations its currency translation gains or losses associated with PK Polska. For the year ended December 31, 1995 , QPQ had a foreign currency translation gain of $55,700. Due to the reduction in Polands inflation rate, effective for the year ended December 31, 1996, QPQ is no longer required pursuant to generally accepted accounting principles to recognize currency translation gains or losses in its statement of operations. Accordingly, for the year ended December 31, 1996, QPQ recognized a currency translation gain of $68,537 which is included in shareholders' equity under the caption Accumulated Translation Adjustment.

      The only currency that may be used in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that affect the value of currencies generally. As of January 1, 1995, the National Bank of Poland introduced a new currency unit which is named a "zloty" (a "new zloty"). New zlotys are equivalent to 10,000 old zlotys ("old zlotys"). Old zlotys will remain legal tender until December 31, 1996, after which date they will only be exchangeable at certain banks. All references in this document to zlotys are to old zlotys. At December 31, 1996, the exchange rate was 28,725 zlotys per dollar.

Item 7.  Financial Statements.
         --------------------

         See "Index to Financial Statements" for a description of the financial statements included in this Form 10-KSB.

Item 8.  Changes and Disagreements  with Accountants on Accounting and Financial
         -----------------------------------------------------------------------
         Disclosures.
         -----------

         On February 3, 1997, Coopers & Lybrand resigned as the Company's auditors. During the two most recent fiscal years and interim period subsequent to December 31, 1996, there have been no disagreements with Coopers & Lybrand on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events. The report of Coopers & Lybrand for the fiscal years ended December 31, 1995 and December 31, 1994 did not contain an adverse opinion, disclaimer of opinion, qualification, or modification as to uncertainty, audit scope or accounting principles, except the Company's financial statements for the year ended December 31, 1995, contain a going concern opinion. The Company has received from Coopers & Lybrand LLP a letter addressed to the Securities and Exchange Commission stating that it agrees with the statements made by the Company. On February 5, 1997, the Board of Directors of the Company appointed Moore Stephens- Lovelace, Roby, P.L. as independent auditors of the Company for the fiscal year ended December 31, 1996.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        ------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

         The Company's Bylaws provide that the number of directors shall be fixed from time to time by resolution of the Board of Directors within the limits specified by the Company's Articles of Incorporation. The Board of Directors has fixed at three the number of directors that will constitute the

Board for the ensuing year. Each director elected at the Annual Meeting will serve for a term expiring at the Company's 1997 Annual Meeting of Shareholders
(the "Annual Meeting") or when his successor has been duly elected and qualified.

         The directors and executive officers of the Company are as follows:

    Name                     Age                   Position
------------------       -----------    ----------------------------------------

Mitchell Rubinson            49         Chairman of the Board, Chief Executive
                                        Officer, Chief Operating Officer and
                                        President

James Martin                 36         Chief Financial Officer

Dr. Mark Rabinowitz          49         Director

      MITCHELL RUBINSON has served as the Chairman of the Board, Chief Executive Officer and President of the Company since its inception in July 1993 and has served as the Chief Operating Officer of the Company since October 1995. Mr. Rubinson served as the Chairman of the Board, Chief Executive Officer and President of Capital Brands, Inc. ("Capital Brands") from March 1988 until April 26, 1996 and was Capital Brands' Treasurer from March 1992 to April 1993. Mr. Rubinson has been the Chairman of the Board, Chief Executive Officer and President of IFFC, a publicly traded corporation, since its incorporation in December 1991, and was the Treasurer of IFFC from December 1991 to February 1993. IFFC is the exclusive developer and operator, subject to certain restrictions and site exceptions, of Burger King restaurants in Poland. Mr. Rubinson has served as the Chairman of the Board, Chief Executive Officer and President of QPQ Medical since September 1995. QPQ Medical, a wholly owned subsidiary of QPQ, develops and operates centers which provide medically supervised weight loss programs in South Florida. Since October 1995 Mr. Rubinson has been a principal shareholder of and has served as a director and the secretary of Weight Loss Associates, Inc. ("WLA"). WLA has developed and licenses to QPQ Medical a weight loss system.

         JAMES F. MARTIN, CPA has served as the Vice President and Chief Financial Officer of QPQ since October 1996. Mr. Martin served as the Director of Finance for Pizza King Polska, Sp.zoo, the wholly owned subsidiary of QPQ Corporation located in the Republic of Poland, from November 1993 through February 1995. From May 1995 through September 1996, Mr. Martin was a 50% owner in an information systems and software consulting company located in South Florida. Additionally, Mr. Martin has nine years of commercial banking experience.

         DR.  MARK  RABINOWITZ  has served as a director  of the  Company  since
January 1996. Dr. Rabinowitz has also served as a director of IFFC since January, 1996. Since 1983 Dr. Rabinowitz' principal occupations have been serving as a medical doctor for and the Vice President of Jose E. Gilbert and Mark Rabinowitz M.D.S., P.A. and serving as a medical doctor for and the President of Women's Centre for Health, Inc. Since October 1995 Dr. Rabinowitz has been a principal shareholder of and served as a director and the president of WLA.

      The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board. The Company reimburses all directors for their expenses in connection with their activities as directors of the Company. The directors make themselves available to consult with the Company's management. Directors of the Company who are also employees of the Company do not receive additional compensation for their services as directors.

         Under the terms of the Domino's Development Agreement, dated June 11, 1993, between QPQ and Domino's, Inc., the Company has agreed with Domino's to use its best efforts to elect Mr. Rubinson as an officer and director of the Company until 2003.

Meetings and Committees of the Board of Directors

      During the fiscal year ended December 31, 1996, the Company's Board of Directors took action 17 times by unanimous written consent. The Board does not presently have a stock option, audit, nomination or similar committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been complied with, except Marilyn Rubinson, on two occasions, and Nigel Norton on one occasion, failed to make such filings. The appropriate filings have been subsequently made.

Item 10. Executive Compensation
         ----------------------

Summary Compensation Table

      The following table sets forth the aggregate compensation paid to Mr. Mitchell Rubinson (the "Named Executive Officer"). None of the Company's other executive officers total annual salary and bonus for the year ended December 31,1996 was $100,000 or more.

                                                         Long Term
                             Annual Compensation(1)     Compensation
                          --------------------------   --------------
                                                         Number of
  Name and              Fiscal            Other Annual    Options    All Other
Principal Position       Year    Salary   Compensation   Granted(2) Compensation
----------------------- ------- --------  ------------   ---------- ------------

Mitchell Rubinson,       1996   $155,031       $  0             0         -
Chief Executive Officer  1995   $141,551       $  0      100,000(3)       -
                         1994   $128,365       $  0            0(4)       -

(1) The columns for "Bonus", "Restricted Stock Awards" and "LTIP Payments" have been omitted because there is no compensation required to be reported in such columns.

(2) See "Aggregated Fiscal Year-end Option Value Table" for additional information concerning options granted.

(3) Represents an option granted to purchase 100,000 shares of Common Stock at an exercise price of $l.5625.

(4) As of March 7, 1995 each of the options held by Mr. Rubinson was amended to reduce the stated exercise price therein to the fair market value of the Common Stock on such date ($0.69).

Employment Agreements

      The Company entered into an employment agreement with Mitchell Rubinson, effective July 23, 1993. which provides that he will serve as Chairman of the Board, Chief Executive Officer and President for an initial term of three years, commencing on September 22, 1993, which the Company may extend for up to two additional years. His annual salary for the first year was $125,000, subject to annual ten percent increases. Additionally, Mr. Rubinson is entitled to receive an annual incentive bonus in the amount of 2.5% of the Company's net income after tax. Pursuant to his employment agreement, Mr. Rubinson is required to devote such portion of his business time to the Company as may be reasonably required by the Company's Board of Directors, subject to his other business interests. Mr. Rubinson's employment agreement with the Company provides that he is entitled to six weeks of paid vacation a year. As of March 31, 1995, Mr. Rubinson's employment agreement with the Company was amended to provide that for each day of vacation that Mr. Rubinson elects not to take, the Company shall pay him an amount of money equal to the quotient of his then current annual salary divided by 260.

      Mr. Rubinson's employment agreement requires that he not compete or engage in a business competitive with the Company's business for the term of the agreement and for one year thereafter. Mr. Rubinson's employment agreement provide; for a payment of $166,375 in the event his employment is terminated by reason of his death or disability and a severance payment of twice the minimum annual salary then in effect, plus the incentive bonus paid in the prior year, in the event his employment is terminated by the Company without cause. Mr. Rubinson's employment agreement does not provide for a severance payment in the event his employment is terminated for cause. On November 7, 1996, the Company amended its employment agreement with Mr. Rubinson, pursuant to which the agreement was extended to December 31, 1999. The amended agreement provides for a minimum annual salary of $166,375, during the first year and subject to a 10% annual increase for each of the remaining two years.

Aggregated Fiscal Year-End Option Value Table

      The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officer as of December 31, 1996. No stock options were exercised by the Named Executive Officer during the period ended December 31, 1996. No stock appreciation rights were granted or are outstanding.

                  Number of Unexercised Options Held    Value of Unexercised In-the-Money Options
                           at December 31, 1996                  at December 31, 1996(1)
                  ----------------------------------    -----------------------------------------
    Name              Exercisable    Unexercisable          Exercisable         Unexercisable
--------------    ---------------- -----------------    ------------------   --------------------
Mitchell Rubinson       200,000          0                   $321,000               $0
_________________________________

(1)   The  average  of the high  ask and low bid  quotations  for the  Company's  Common  Stock as reported by NASDAQ on December 31, 1996  was $2.73 and the  closing  bid  quotation  for the
      Company's  Common  Stock as  reported  by The  Wall  Street  Journal  on March 21 , 1997 was
      $1.15625.


Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

      The following table sets forth, as of March 21, 1997, the number of shares of Common Stock of the Company which were owned beneficially by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director and nominee for director, (iii) the Named Executive Officer and (iv) all directors and executive officers of the Company as a group:

                                                               Percentage of
         Name and Address of      Amount and Nature of          Outstanding
         Beneficial Owner(1)     Beneficial Ownership(2)       Shares Owned
   ---------------------------- -------------------------   --------------------

Mitchell Rubinson ..................1,325,000(3)                  16.89%
Dr. Mark Rabinowitz ................  144,000(4)                   1.88%
James Martin........................         -0-                   *
All directors and
  executive officers as
  a group (three persons) ..........1,469,000(5)                  18.65%

_______________________________
*Less than 1 %.

(1) Unless otherwise indicated, the address of each of the beneficial owners identified is 1000 Lincoln Road, Suite 206, Miami Beach, Florida 33139. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Amendment upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date of this Amendment have been exercised. As of March 21, 1997, there were 7,653,467 shares of Common Stock outstanding.

(3) Such figure includes options to purchase 100,000 shares of Common Stock pursuant to the Company's 1993 Stock Option Plan (Amended) (the "Stock Option Plan") that are immediately exercisable at an exercise price of $0.69 per share. Such figure includes options to purchase 100,000 shares of Common Stock pursuant to the Stock Option Plan that are immediately exercisable at an exercise price of $1.5625. Such figure does not include shares of the Company's Common Stock beneficially owned by Mr. Rubinson's parents or children. Mr. Rubinson disclaims beneficial ownership of the shares owned by such family members.

(4) Such figure includes options to purchase 100,000 shares of Common Stock pursuant to the Stock Option Plan that are immediately exercisable at an exercise price of $l.5625. Such figure includes warrants to purchase 22,000 shares of Common Stock at an exercise price of $6.60.

(5)   See Notes (2), (3) and (4).

Possible Changes in Control of the Company

      Until April 26, 1996 Mitchell Rubinson controlled Capital Brands and, through Capital Brands and certain direct shareholdings, the Company. Due to certain transactions, Mitchell Rubinson has ceased to control Capital Brands and may in the future lose control of the Company.

         In April 1996, Mr. Rubinson acquired 250,000 shares of Common Stock from Capital Brands in satisfaction of amounts owed to Mr. Rubinson under an employment agreement with Capital Brands. In July 1996, Mr. Rubinson purchased from Capital Brands 1,125,000 shares of QPQ at a purchase price of $1.00 per share pursuant to a promissory note which matures in July 1997. The shares of QPQ are pledged as collateral for repayment of such note. Such shares represent 14.7% of the outstanding shares of the Company's Common Stock. Accordingly, if Mr. Rubinson was to default under his obligations under such note he may lose control of the Company. In addition, Mr. Rubinson has registered under a Form S-3 925,000 of his shares of common stock.

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

Shared Facilities

The Company has occupied office space, at Suites 200, 206 and 210 at 1000 Lincoln Road, Miami, Florida. With respect to Suite 200, the Company was ultimately responsible for payments of $10,132 in the year ended 1996 and $0 in 1995. With respect to Suite 206, the Company was ultimately responsible for payments of $1,380 in the year ended 1996 and $156 in 1995. With respect to suite 210, the Company was responsible for $3,004 during the year ended December 31, 1996 and $9,585 during the year ended December 31, 1995. The Company shared all or a portion of these facilities with International Fast Food Corporation and Capital Brands, Inc.

      The Company operates a Domino's pizza store ("Domino's Store") adjacent to a Burger King restaurant operated by IFFC in Poland. They each have their own counter service and kitchen area, but share a seating space. The Company and IFFC are jointly and severally liable for, and costs are allocated between the companies with respect to, the leasehold payments for the site.

Business Opportunities

      Mitchell Rubinson serves as the Chairman of the Board, Chief Executive Officer and President of each of the Company, and IFFC. In order to limit possible future conflicts of interest, IFFC and the Company have agreed that the Company will not engage in hamburger fast-food operations and IFFC will not engage in pizza fast-food operations.

Private Offering

      As of March 31, 1996, the Company had negative working capital of $169,089. The Company required an infusion of working capital. After considering various alternatives and factors, including the market price of the Common Stock, its trading volume and various time constraints, the Board of Directors of the Company authorized a private offering of up to 1,195,000 shares of Common Stock. As of July 1996, QPQ sold in a private offering (the "Private Offering") 1,195,000 of restricted Common Stock, which included 200,000 shares sold to Mitchell Rubinson, 50,000 shares each to Mr. Rubinson's two children, 100,000 shares to Nigel Norton, Mr. Rubinson's brother-in-law and 100,000 shares to each of Mr. Rubinson's two nieces. Each party has taken the position that they have not entered into any contracts, arrangements or understanding with Mr. Rubinson with respect to control of the Company.


Consulting Agreement

      On July 25, 1993 the Company entered into a three year consulting agreement (the "Consulting Agreement") with IFFC. Under the terms of such agreement, IFFC is to assist the Company generally with operational and administrative matters. Pursuant to the Consulting Agreement, as amended on July 27, 1994 and January 1, 1995, IFFC will provide to the Company: (1) the services of IFFC's Chief Financial Officer for not more than 30% of his business time;
(2) the services of IFFC's Controller for not more than 30% of each of his business time; and (3) the services of managerial, general office and staff personnel of IFFC. In exchange for such services, the Company is required to pay
IFFC: (1) 30% of all compensation and benefits provided by IFFC to its Chief Financial Officer; (2) 27.5% of all compensation and benefits provided by IFFC to its Controller; and (3) all costs and expenses incurred by IFFC in connection with the services rendered pursuant to the Consulting Agreement. For the fiscal years ended December 31, 1996 and December 31, 1995, the Company's obligations to IFFC pursuant to the terms of the Consulting Agreement aggregated to $4,225 and $218,742, respectively. QPQ terminated the agreement with IFFC in June 1996. In connection with the signing of the Consulting Agreement, the Company granted IFFC an option to purchase up to 250,000 shares of the Company's Common Stock at an exercise price of $6.00 per share. This option was also terminated in June 1996 for a $10,000 cash payment.

      In April 1995 IFFC's majority-owned subsidiary (85%), IFFP, entered into a consulting agreement (the "Subsidiary Consulting Agreement") with the wholly-owned subsidiary of QPQ, Pizza King Polska, pursuant to which IFFP has agreed to provide Pizza King Polska with all general staff and administrative support required by Pizza King Polska to operate its Domino's Store business. The services of Leon Blumenthal have been made available to Pizza King Polska and QPQ pursuant to the Subsidiary Consulting Agreement. ln exchange for such services, IFFP receives from Pizza King Polska a sum equivalent to 10% of Pizza King Polska's sales and a reimbursement of expenses. In the year ended December 31, 1996, Pizza King Polska's obligations to IFFP pursuant to the terms of the Subsidiary Consulting Agreement aggregated to $64,999. In June 1996, the Agreement was terminated.

License Agreement

      As of November 9, 1995, QPQ Medical entered into a license agreement (the "License Agreement"), with Weight Loss Associates, Inc. ("Weight Loss Associates"), a corporation owned by Dr. Rabinowitz, a director of QPQ, and Mr. Rubinson, QPQ's Chairman of the Board, Chief Executive Officer and President, pursuant to which QPQ Medical has acquired the exclusive rights subject to certain restrictions, to use and sublicense a weight loss system and certain proprietary marks developed by Weight Loss Associates. The weight loss system (the "Program") integrates systems and routines of nutrition management, exercise and prescribed medication.

      Under the License Agreement, Weight Loss Associates is required to assist QPQ Medical in developing and operating the Weight Loss Centers and other businesses (collectively, the "Weight Loss Business"), that utilize the Program, which assistance includes, but is not limited to, the following: providing to QPQ Medical the Program; providing to QPQ Medical the information necessary to prepare operations and marketing materials which describe how the Program should be implemented; providing to QPQ Medical information necessary to prepare a comprehensive business plan with respect to the Program; providing to QPQ Medical any assistance or information reasonably deemed necessary or desirable by QPQ Medical in connection with any of its efforts to secure financing for the Business; providing any assistance or information reasonably deemed necessary or desirable by QPQ Medical in connection with any of his efforts to sub-license the Program and/or Marks; providing to QPQ Medical in connection with any of its efforts to (i) obtain any governmental license, authorization, permits, consent or approval with respect to use of the Program and/or Marks, and (ii) respond to any governmental authority inquiries with respect to the Business; providing to QPQ Medical technical advice regarding the development and marketing of the Business; and continuing to use its best efforts to develop and/or enhance the value of the Business and Program.

      Weight Loss Associates is also responsible for the establishment of all protocols to be followed in connection with the implementation of the Program by QPQ Medical. Subject to Weight Loss Associates' consent otherwise, QPQ Medical is prohibited from overriding, modifying or otherwise causing non-conformity with such protocols established by Weight Loss Associates in connection with the implementation of the Program.

      QPQ Medical shall pay Weight Loss Associates, Inc., as royalties for the license of the Program, (i) a percentage of QPQ Medical's "Operating Profit" from each of its product lines associated weight loss, and (ii) a percentage of QPQ Medical's "Extraordinary Gain" from certain events. Payments shall be made in arrears not later that the twentieth day of each month. For purposes of the License Agreement, Operating Profit is generally defined in accordance with Statement of Financial Accounting Standards No. 14 but excludes royalties payable to Weight Loss Associates and certain other items. For purposes of the License Agreement, "Extraordinary Gain" is defined to include the gain associated with the events described in APB Opinion No. 30, including: (a) the disposal of a business segment, (b) extraordinary items, and (c) unusual or infrequent items. The calculation of an Extraordinary Gain is made in accordance with APB Opinion No. 30 and generally accepted accounting principles, with the following modifications: (a) Extraordinary Gain is computed without reduction or allowance for events which give rise to a negative Extraordinary Gain, (b) Extraordinary Gain is computed without reduction or allowance for federal or state income taxes, and (c) in computing Extraordinary Gain, estimated Operating Profit or negative Operating Profit between "measurement date" and the "disposal date" (as such terms are defined in APB Opinion No. 30) do not enter into the computation of Extraordinary Gain. The License Agreement also provides that Weight Loss Associates and its employees, officers or directors are entitled to reimbursement from QPQ Medical for ordinary and necessary out-of-pocket expenses incurred by them in the course of performing their duties under the License Agreement. QPQ Medical will be required to make payments to Weight Loss Associates even if QPQ medical fails to develop the system into a profitable business concept.

                                     PART IV


Item 13.    Exhibits, Lists and Reports on Form 8-K.
            ---------------------------------------
      (a)   Exhibits:


            Exhibit     Description
            -------     -----------
              1.1        Form of Underwriting Agreement between QPQ and Reich & Co., Inc.(1)
              3.1        QPQ's Articles of Incorporation(1), as amended(14)
              3.2        QPQ's Bylaws(1)
              4.1        Form of QPQ's Common Stock Certificate(1)
              4.2        Form of Warrant Agreement between QPQ and Reich & Co., Inc. (the
                         "Underwriter") (including form of Underwriter's Warrants)(1)
              4.3        Form of Warrant Agreement between QPQ and Continental Stock Transfer &
                         Trust Company (including form of Warrants)(1)
             10.1        Domino's Development Agreement dated as of June 11, 1993, between Capital
                         Brands and Domino's (including form of Standard Franchise Agreement and
                         Know-How and Technical Knowledge, License and Management Agreement)
                         (the "Development Agreement")(1)
             10.2        Assignment and Assumption Agreement, dated as of July 16, 1993, between
                         QPQ and Capital Brands assigning the Development Agreement to QPQ(1)
             10.3        QPQ's Stock Option Plan, as amended(1)*
             10.4        QPQ's Directors Stock Option Plan(1)*
             10.5        Employment Agreement, effective as of July 23, 1993, between QPQ and
                         Mitchell Rubinson(1)*
             10.6        Amendment to Domino's Development Agreement, dated March 7, 1995, between QPQ and Domino's (10.1) (7)
             10.7        Amendment to Employment Agreement, effective March 31, 1995, between QPQ and Mitchell Rubinson (9)*
             10.8        Form of Indemnification Agreement between QPQ and each of QPQ's Directors and Executive Officers(1)*
             10.9        Consulting  Agreement,  effective as of July 25, 1993, between QPQ and IFFC(1)
             10.10       Stock Option Agreement,  effective as of July 25, 1993, between QPQ and
                         IFFC(1)
             10.11       Form of Financial Consulting Agreement between QPQ and the Underwriter(1)
             10.12       Letter Amendment to Master Franchise Agreement, dated November 13, 1995, from Domino's to QPQ (13)
             10.13       Credit Facility, dated October 22, 1993, between Northern Trust Bank of Florida,
                         N.A. and QPQ (10.1)(3)
             10.14       Key Man Life  Insurance  Policy,  dated August 9, 1993,
                         insuring  life of  Mitchell  Rubinson  with  QPQ as the
                         beneficiary (4)
             10.15       Second Amendment to Consulting Agreement, dated January 1, 1995, between
                         QPQ and IFFC (9)
             10.16       Credit  Facility,  dated  January 26, 1995,  and credit
                         facility  amendment dated February 15, 1996, between PK
                         Polska and AmerBank(10.1)(10)
             10.17       Stock Option Agreement, dated as of September 22, 1993, between QPQ and
                         Mitchell Rubinson (4)*























             10.18       Stock Option Agreement, dated as of September 22, 1993, between QPQ and
                         Stephen R. Groth (4)*
             10.19       Amendment, dated May 25, 1995, to lease, dated July 20,
                         1993,  between  Corporate  Srodmiescie  and Pizza  King
                         Polska (10.1)(11)
             10.20       Office Site Lease, dated February 28, 1984, between QPQ and the Managing
                         Board of Municipality of Ochota (4)
             10.21       Domino's Store Site Lease, dated November 25, 1993, between QPQ and
                         Cogik (4)
             10.22       Domino's Store Site Lease and Lease Option, dated January 17, 1994, between
                         PTTK, IFFC and QPQ (4)
             10.23       Domino's Store Site Sublease, dated January 17, 1994, between Ambrozja, IFFC and QPQ (4)
             10.24       Domino's Store Site Sublease, dated January 17, 1994, between Hofmokl, IFFC and QPQ (4)
             10.25       Amendment to Credit Facility, dated April 22, 1994, between Northern Trust
                         Bank of Florida, N.A. and QPQ (4)
             10.26       Restaurant Site Lease, dated November 10, 1993, between QPQ, Jan Kosmowski,
                         Justine Kosmowski, Irene Kosmowski and Krystof Kosmowski (4)
             10.27       Schedule of Standard  Franchise  Agreements as of March
                         30, 1995 (form Standard Franchise  Agreement filed with
                         Domino's Development Agreement) (9)
             10.28       First Amendment to Consulting Agreement, dated July 27, 1994, between QPQ and IFFC (10.1) (5)
             10.29       Restaurant Site Lease dated July 20, 1994 between Corporate Srodmiescie and multi-business company ABJ-POL, Ltd. (10.2) (5)
             10.30       Assignment Agreement dated May 28, 1994 between Pizza King Polska and
                         Krak-Wien (10.3) (5)
             10.31       Agreement dated May 13, 1994 between QPQ and Beata Najgrodzki (10.4) (5)
             10.32       Credit Agreement No. 11/94 between Pizza King Polska and American Bank in
                         Poland S.A. dated January 31, 1994, amended as of September 26, 1994 (10.1)
                         (6)
             10.33       Guarantee dated September 26, 1994 to American Bank in Poland S.A. from
                         QPQ (10.2) (6)
             10.34       Amendment,  dated  November 2, 1994, to the  Assignment
                         Agreement  entered into on May 28, 1994  between  Pizza
                         King Polska and Krak-Wien (10.3) (6)
             10.35       Amendment,  dated  November 2, 1994,  to the  agreement
                         entered  into on May 13, 1994  between QPQ  Corporation
                         and Beata Najgrodzki (10.4) (6)
             10.36       Domino Store Site Sublease agreement, dated January 17,
                         1994,  between  IFFP and Pizza King Polska and Ambrozja
                         [Parnas] (9)
             10.37       Domino Store Site Sublease agreement, dated January 17,
                         1994,  between  IFFP and Pizza King  Polska and Hofmokl
                         [Parnas] (9)
             10.38       Lease Agreement, dated March 9, 1994, between Pizza King Polska and "Iron
                         Gate" Housing Cooperative [John Paul] (9)
             10.39       Sublease Termination Agreement between Pizza King Polska and AWAL Sp. z
                         o.o. [John Paul] (9)
             10.40       Weight Loss Center Site, dated September 1995, between QPQ Medical and
                         M.C.H. Medical Center, Ltd. (10.1)(12)
             10.41       Weight Loss Center Site, dated November 1, 1995, between QPQ Medical and
                         Aventura Corporate Center (10.2)(12)
             10.42       License Agreement,  dated November 9, 1995, between QPQ
                         Medical and Weight Loss  Associates  (QPQ has requested
                         of the Securities and Exchange  Commission that certain
                         portions of the License Agreement receive  confidential
                         treatment (10.3)(12)
             10.43       Physician Employment Agreement, dated December 27, 1995, between QPQ
                         Medical and Dr. Beth D. Yedwab, M.D. (13)*















             10.44       Physician Employment Agreement, dated December 13, 1995, between QPQ
                         Medical and Dr. Jose David Suarez, M.D. (13)*
             10.45       Amendment dated January 19, 1996, to Credit Facility dated January 31, 1995 between PKP and AmerBank (13)
             10.46       Amendment, dated November 24, 1995, to credit facility dated January 26,
                         1995,  between PKP and AmerBank (13)
             10.47       Lease Agreement, dated March 18, 1996, between QPQ Medical Weight Loss
                         Centers, Inc. and Howard B. Goldman and Sue E. Goldman (13)
             10.48       Amendment to Employment between QPQ and Mitchell Rubinson, dated
                         November 7, 1996.(14)
             10.49       Amendment to its Master Franchise Agreements, dated March 21, 1996 between
                         Domino's and QPQ (14)
             10.50       Employment Agreement dated February 21, 1997 between QPQ and Dr. Jack
                         Drimmer.(14)
             12.51       Purchase Agreement dated February 21, 1997 between QPQ and Dr. Jack
                         Drimmer, P.A.(14)
             22.1        Subsidiaries of QPQ (13)

             23.0        Consent of Accountants

             27.0        Financial Data Schedule
_________________

               *         Executive Compensation Plan or Arrangement
               (1) Incorporated by reference to the exhibit of the same number filed with QPQ's Registration Statement on Form S-1 (File No. 33-66862).
               (2) Incorporated by reference to the exhibit number indicated filed with QPQ's Registration Statement on Form S-1 (File No. 33-66862).
               (3)       Incorporated   by  reference  to  the  exhibit   number
                         indicated filed with QPQ's Form 10-QSB for the quarterly period ended September 30, 1993.
               (4) Incorporated by reference to the exhibit of the same number filed with QPQ's Form 10-KSB for the year ended December 31, 1993.
               (5) Incorporated by reference to the exhibit of the number indicated filed with QPQ's Form 10-QSB for the quarterly period ended June 30, 1994.
               (6) Incorporated by reference to the exhibit of the number indicated filed with QPQ's Form 10-QSB for the quarterly period ended September 30, 1994.
               (7) Incorporated by reference to the exhibit of the number indicated filed with QPQ's Form 8-K dated March 8, 1995.
               (8) Incorporated by reference to the exhibit of the number indicated filed with QPQ's Form 8-K dated March 30, 1995.
               (9) Incorporated by reference to the exhibit of the number indicated filed with QPQ's Form 10-KSB for the year ended December 31, 1994.
               (10) Incorporated by reference to the exhibit of the number indicated filed with QPQ's Form 10-QSB for the quarter ended March 31, 1995.
               (11) Incorporated by reference to the exhibit of the number indicated filed with QPQ's Form 10-QSB for the quarter ended June 30, 1995.
               (12) Incorporated by reference to the exhibit of the number indicated filed with QPQ's Form 10-QSB for the quarter ended September 30, 1995.
               (13) Incorporated by reference to the exhibit of the number indicated filed of QPQ's form 10-KSB for the year ended December 31, 1995.
               (14)      Filed herewith.

               (b)       Reports on Form 8-K:

                         QPQ filed the following reports on Form 8-K during the quarterly period ended December 31, 1996:

                         (1) Form 8-K, dated November 22, 1996, reporting the issuance of 96,455 shares of Common Stock pursuant to Regulation S.

                         (2) Form 8-K,  dated  Novermber  27, 1996,  reporting a
                         claim  by  holders   of   Warrants   with   respect  to
                         anti-dilution provisions contained in such Warrants.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, QPQ has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   QPQ CORPORATION


DATE:  March 28, 1997              By: /s/ Mitchell Rubinson
                                      ------------------------------------------
                                      Mitchell Rubinson,  Chairman of the Board,
                                      Chief Executive Officer and President
                                      [Principal Executive Officer]


DATE:  March 28, 1997              By: /s/ James Martin
                                      ------------------------------------------
                                      James Martin, Chief Financial Officer,
                                      [Principal Financial and Accounting
                                       Officer]




      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of QPQ in the capacities and on the dates indicated:


DATE:  March 28, 1997                  /s/ Mitchell Rubinson
                                      ------------------------------------------
                                      Mitchell Rubinson, Director


DATE:  March 28, 1997                  /s/ Dr. Mark Rabinowitz
                                      ------------------------------------------
                                      Dr. Mark Rabinowitz, Director

                        QPQ CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS




                                                                       Page
                                                                     -------

                  Reports of Independent Accountants                F-2 - F-3


                  Consolidated Balance Sheets as of
                  December 31, 1996 and 1995                        F-4 - F-5


                  Consolidated Statements of Operations
                  for the Years Ended December 1996 and
                  1995                                                 F-6


                  Consolidated Statements of
                  Shareholders' Equity for the Years
                  Ended December 31, 1996 and 1995                     F-7


                  Consolidated Statements of Cash Flows
                  for the Years Ended December 31, 1996
                  and 1995                                          F-8 - F-9


                  Notes to Consolidated Financial
                  Statements                                       F-10 - F-18

REPORT OF INDEPENDANT ACCOUNTANTS


Board of Directors
QPQ Corporation
Miami Beach, Florida


We have audited the accompanying consolidated balance sheet of QPQ Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QPQ Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered and continues to suffer significant losses from its operations, has an accumulated deficit and revenue and cash flows from its operations have not developed to the point where the Company can internally fund its operations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                             Moore Stephens Lovelace, P. L.
                                             Certified Public Accountants


Orlando, Florida
March 27, 1997

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors
of QPQ Corporation

We have audited the accompanying consolidated balance sheet of QPQ Corporation and Subsidiaries as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our oplnion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of QPQ Corporation and Subsidiaries as of December 31, 1995, and the consolidated results of their operations and their cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated statement of operations for the year ended December 31, 1995, the Company incurred a substantial operating loss. In addition, uncertainties exist with regard to the Company's ability to generate sufficient cash flows from operations or other sources to meet its existing obligations and commitments with regard to the expansion of its operations. Management's plans are discussed in Note 11. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



COOPERS & LYBRAND L.L.P.

Miami, Florida
March 29, l996

                        QPQ CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                       December 31,
                                              ------------------------------
                                                  1996              1995
                                              ------------       -----------

CURRENT ASSETS:

   Cash and cash equivalents                  $    138,731       $ 1,052,831
   Restricted Cash                                 300,000           300,000
   Receivables                                     171,972               868
   Inventory                                        57,718            63,567
   Accrued interest receivable                      28,889              -
   Due from affiliates                             149,382             1,040
   Prepaid expenses                                230,368             7,952
                                              ------------       -----------

      Total Current Assets                       1,077,060         1,426,258
                                              ------------       -----------

Furniture, equipment & leasehold
  improvements, net                              1,988,251         1,635,195

Deferred charges, net of accumulated
   amortization  of $11,301 and $18,747
   at 1996 and 1995, respectively                  124,030           279,249

Domino's development rights, net
  of accumulated  amortization  of
   $106,208 and $75,123 at 1996 and
   1995, respectively                              204,646           235,731
                                              ------------       -----------

      Total Assets                            $  3,393,987       $ 3,576,433
                                              ============       ===========











                             See Accompanying Notes

                        QPQ CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                       December 31,
                                              ------------------------------
                                                  1996              1995
                                              ------------       -----------

CURRENT LIABILITIES:

   Accounts payable                           $    479,895      $    245,164
   Accrued expenses                                 92,489            82,758
   Due to affiliate                                243,983            49,087
   Bank credit facilities payable                   21,718              -
                                              ------------      ------------
      Total Current Liabilities                    838,085           377,009
                                              ------------      ------------

BANK CREDIT FACILITIES PAYABLE                     300,000           300,000
                                              ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

   Preferred Stock, $.01 par value,
      1,000,000 shares authorized;
      no shares issued                                -                 -
   Common  Stock,   $.01 par value,
      100,000,000 shares authorized;
      7,653,467 and 6,025,000 shares
      issued  and  outstanding,
      respectively                                  76,535            60,250
   Additional paid-in capital                    9,201,682         7,063,044
   Accumulated Deficit                         ( 7,090,852)      ( 4,223,870)
   Accumulated translation adjustment               68,537              -
                                              ------------      ------------

      Total Shareholders' Equity                 2,255,902         2,899,424
                                              ------------      ------------


      Total Liabilities and
          Shareholders' Equity                $  3,393,987      $  3,576,433
                                              ============      ============




                             See Accompanying Notes

                       QPQ CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year Ended December 31,
                                              ------------------------------
                                                  1996              1995
                                              ------------       -----------
 REVENUES:
   Restaurant                                 $  1,264,850      $  1,167,231
   Medical Centers                                 828,295              -
                                              ------------      ------------

      Total Revenue                           $  2,093,145      $  1,167,231
                                              ------------      ------------
RESTAURANT OPERATING:
   Food and packaging                              451,741           444,889
   Payroll and related costs                       338,816           365,602
   Occupancy and other operating
      expenses                                     470,599           516,533
   Depreciation and amortization                   191,612           249,206
                                              ------------      ------------
      Total restaurant operating
      expenses                                   1,452,768         1,576,230
                                              ------------      ------------
MEDICAL CENTERS:
   Payroll and related                             993,888              -
   Occupancy and other                             471,438              -
   Advertising                                     541,422              -
   Depreciation and amortization                    72,919              -
                                              ------------      ------------

      Total Medical Centers                      2,079,667              -
                                              ------------      ------------
GENERAL & ADMINISTRATIVE
   EXPENSES                                      1,337,678         1,302,962

LOSS ON SALE OF ASSETS                              65,485              -
                                              ------------      ------------

OPERATING LOSS                                 ( 2,842,453)      ( 1,711,961)
                                              ------------      ------------
OTHER INCOME (EXPENSES):
   Interest and other income                        12,315           217,995
   Loss on sale of investment                         -          (   333,023)
   Interest expense                            (    36,844)      (   200,109)
   Gain from foreign currency
      translation                                     -               55,700
                                              ------------      ------------
      Total other expense,
          net                                  (    24,529)      (   259,437)
                                              ------------      ------------

NET LOSS                                      $( 2,866,982)     $( 1,971,398)
                                              ============      ============
NET LOSS PER COMMON
   SHARE                                      $(       .42)     $(       .38)
                                              ============      ============
WEIGHTED AVERAGE
   COMMON SHARES
   OUTSTANDING                                   6,863,099         5,214,440
                                              ============      ============


                             See Accompanying Notes

                       QPQ CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                for the years ended December 31, 1996 and 1995

                                                              Net Unrealized
                              Common Stock         Additional     Loss On    Accumulated
                          ----------------------     Paid In     Marketable  Translation    Accumulated
                            Shares       Amount      Capital     Securities   Adjustment      Deficit       Total
                          ----------   ---------    ---------   -----------   ----------   -------------  ------------
Balances,
  December 31,
  1994                    2,625,000   $  26,250    $6,257,044   $(  840,364)          -0-  $( 2,252,472)  $  3,190,458

Issuance of
  shares in
  private
  offering                3,400,000      34,000       816,000                                                  850,000

Repurchase of
  warrants                                          (  10,000)                                             (
10,000)

Changes in
  unrealized
  loss on marketable
  securities                                                        840,364                                    840,364

Net loss for
  the year                                                                                  ( 1,971,398)   (
1,971,398)
                         ----------   ---------    ----------  ------------   -----------  ------------   ------------

Balances,
  December 31,
  1995                    6,025,000      60,250     7,063,044           -0-           -0-   ( 4,223,870)     2,899,424

Issuance of
  shares in
  private offering        1,195,000      11,950     1,183,050                                                1,195,000

Translation
  adjustments                                                                      68,537                       68,537

Issuance of
  shares in
  Regulation S
  offerings,
  net of offering
  expenses                  433,467       4,335       965,588                                                  969,923

Cost of termination
of option                                             (10,000)                                                (10,000)

Net loss for
  the year                                                                                  ( 2,866,982)   (2,866,982)

                         ----------   ---------    ----------  ------------   -----------  ------------   ------------
Balances,
  December 31,
  1996                    7,653,467   $  76,535    $9,201,682  $        -0-   $    68,537  $( 7,090,852)  $  2,255,902
                         ==========   =========    ==========  ============   ===========  ============   ============



























                                                      See Accompanying Notes
                                                                F-7

                       QPQ CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Year Ended December 31,
                                              ------------------------------
                                                  1996              1995
                                              ------------       -----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:

   Net Loss                                   $( 2,866,982)     $( 1,971,398)
   Adjustment to reconcile net
      loss to net cash used in
      operating activities:
          Depreciation and amortization            375,408           378,768
          Loss on the sale of investments             -              333,023
          Loss on sale of assets                    65,485              -
   Changes in operating assets and
      liabilities:
          Receivables                          (   102,528)          120,446
          Inventory                                  5,849       (    11,470)
          Accrued interest receivable          (    28,889)           57,690
          Prepaid expenses                     (   222,416)           96,833
          Other assets                             142,346            11,792
          Accounts payable and
             accrued expenses                      244,462            43,004
                                              ------------      ------------
   Net cash used in operating
      activities                               ( 2,387,265)      (   941,312)
                                              ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Increase in restricted cash                        -          (   225,853)
   Payments for organization and
      prepaid advertising costs                       -          (   259,152)
   Proceeds from sales of investments                 -            5,727,078
   Payments for furniture, equipment
      and leasehold improvements               (   998,173)      (   176,615)
   Proceeds from sale of assets                    179,606              -
                                              ------------      ------------

   Net cash (used in) provided by
      investing activities                     (   818,567)        5,065,458
                                              ------------      ------------






                            See Accompanying Notes

                       QPQ CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                                  Year Ended December 31,
                                              ------------------------------
                                                  1996              1995
                                              ------------       -----------


CASH FLOWS FROM FINANCING
   ACTIVITIES:

   Repurchase of option/warrants               (    10,000)      (    10,000)
   Proceeds from common stock offerings          2,164,923           850,000
   Borrowings under bank credit
     facilities                                     21,718           859,000
   Repayments of bank credit facilities               -          ( 5,196,909)
   Payments from affiliates, net                    46,554             9,628
                                              ------------      ------------

   Net cash provided by (used in)
    financing activities                         2,223,195       ( 3,488,281)
                                              ------------      ------------


FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT                                       68,537              -

(DECREASE)INCREASE IN CASH AND CASH
   EQUIVALENTS                                 (   914,100)          635,865

BEGINNING CASH AND CASH EQUIVALENTS              1,052,831           416,966
                                              ------------      ------------

ENDING CASH AND CASH EQUIVALENTS              $    138,731      $  1,052,831
                                              ============      ============

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:

   Cash paid during the period for:
      Interest                                $     36,453      $    200,109
                                              ============      ============







                             See Accompanying Notes

                        QPQ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION:

      QPQ Corporation (the "Company/"QPQ") formerly known as International Pizza Corporation, was organized for the purpose of developing and operating franchised Domino's stores in the Republic of Poland ("Poland"). A former majority shareholder of the Company, Capital Brands, Inc. ("CBI"), entered into a development agreement (the "Development Agreement") with Domino's Pizza International, Inc. ("Domino's") and assigned all its rights and obligations under the Development Agreement to the Company. Operations commenced on April 1, 1994.

      In addition to having the exclusive right to develop Domino's Stores in Poland, the Company has been granted the exclusive right to establish a commissary or commissaries for the purpose of supplying food products and supplies to the Domino's stores in Poland.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned Polish subsidiary Pizza King Polska, Sp.zo.o a limited liability corporation ("PK Polska") and a wholly owned subsidiary, QPQ Medical Centers, Inc. ("QPQ Medical"). QPQ Medical was formed in 1995 and as of December 31, 1995, had no operations. QPQ Medical commenced operations in January, 1996. All significant intercompany transactions and balances have been eliminated in consolidation.

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

      The only currency that may be used in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. As of January 1, 1995, the National Bank of Poland introduced a new currency unit which is named a "zloty" (a "new zloty"). New zlotys are equivalent to 10,000 old zlotys ("old zlotys"). Old zlotys will remain legal tender until December 31, 1996, after which date they will only be exchangeable at certain banks. All references in this document to zlotys are to old zlotys. At December 31, 1996 and 1995, the exchange rate was 28,725 and 24,680 old zlotys per dollar, respectively. Monetary assets and liabilities are translated from the local currency, the "zloty", to U.S. dollars at the period end exchange rate. Non-monetary assets, liabilities, and related expenses, primarily furniture, equipment, leasehold improvements and related depreciation and amortization, are translated using historical exchange rates. Income and expense accounts, excluding depreciation and amortization, are translated at a weighted average exchange rate.

      The accounts of PK Polska are measured using the Polish zloty. Due to Poland's highly inflationary environment through December 31, 1995, generally accepted accounting principles required QPQ to calculate and recognize on its statement of operations its currency translation gains or losses associated with

PK Polska. For the year ended December 31, 1995 , QPQ had a foreign currency translation gain of $55,700. Due to the reduction in Polands inflation rate, effective for the year ended December 31, 1996, QPQ is no longer required pursuant to generally accepted accounting principles to recognize currency translation gains or losses in its statement of operations. Accordingly, for the year ended December 31, 1996, QPQ recognized a currency translation gain of $68,537 which is included in shareholders' equity under the caption Accumulated Translation Adjustment.

      GOING CONCERN - The accompanying financial statements have been prepared on a going concern basis, which assumes the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses in each of the years ended December 31, 1996 and 1995 and uncertainties exist with regard to the Company's ability to generate sufficient cash flows from operations or other sources to meet existing obligations and fund its commitment with regard to the expansion of its existing operations which gives rise to doubts about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its U.S. cash balances in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in any accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

      INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of restaurant food items.

      NET LOSS PER COMMON SHARE - The computation of net loss per common share in the accompanying statements of operations is based upon the weighted average number of shares outstanding during the period. The net loss per common share does not include the assumed exercise of any common stock options or warrants since their inclusion would be anti-dilutive.

      FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Furniture, equipment and leasehold improvements are stated at cost. Maintenance and repairs are charged to expense when incurred. Additions, major renewals and betterments are capitalized. Leasehold improvements, upon completion, are amortized over the shorter of the life of the respective lease or the expected life of the improvement. Furniture and equipment are being depreciated over lives ranging from three to five years on a straight-line basis. When items are sold, or otherwise disposed of, the related costs and accumulated amortization or depreciation are removed from the accounts and any resulting gains or losses are recognized.

      INCOME TAXES - Deferred income taxes are recognized for the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the time periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

                       QPQ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Income tax expense is the tax payable for the period and the change during the period in the deferred tax asset and liability.

      ACQUISITION COSTS OF DEVELOPMENT RIGHTS - All costs associated with the acquisition of Domino's Development Rights have been capitalized. The cost of these rights is being amortized over 10 years.

      DEFERRED CHARGES - All costs incurred in connection with the organization of the Company have been deferred and are being amortized on a straight-line basis over 5 years. During 1996, certain of these costs were transferred primarily to furniture, equipment and leasehold improvements in connection with the commencement of operation of QPQ Medical.

      ADVERTISING AND PROMOTION EXPENSE - Production costs of future media advertising are deferred until the advertising occurs. All other advertising and promotion costs are expensed when incurred. Deferred advertising costs as of December 31, 1996 approximated $146,000.

3.    RESTRICTED CASH:

      At December 31, 1996, the Company had $300,000 of restricted cash, classified as a current asset, which represents collateral for the outstanding line of credit.

4.    FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

      Furniture, equipment and leasehold improvements at December 31, 1996 and 1995 are as follows:
                                              December 31,       December 31,
                                                  1996               1995
                                             -----------         -----------
      Vehicles                            $         -            $    16,013
      Furniture and Equipment                    318,381             161,049
      Restaurant Equipment                       735,509             749,111
      Medical Equipment                          413,028                -
      Leasehold Improvements                   1,160,673           1,111,184
                                             -----------         -----------
                                               2,627,591           2,037,357
      Less: accumulated depreciation
        and amortization                      (  639,340)         (  402,162)
                                             -----------        ------------
                                             $ 1,988,251         $ 1,635 195
                                             ===========         ===========
      Depreciation and amortization expense  $   331,450        $    334,952
                                             ===========        ============

On October 1, 1996, the Company sold its Cafe Renaissance restaurant for $250,000 consisting of cash of $180,000 and a promissory note of $70,000. The Company recognized a loss on the sale of $65,485 which is included in the accompanying Consolidated Statements of Operations under Loss on Sale of Assets.


5.    ACQUISITION COSTS OF DOMINO'S DEVELOPMENT RIGHTS:

      On June 11, 1993, the Company's former parent entered into a Development Agreement with Domino's which provided for the exclusive right to develop and/or franchise Domino's Stores in Poland, subject to certain terms and conditions. The Company paid Domino's $300,000 under the terms of the Development Agreement

                        QPQ CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

and incurred $10,854 of legal and other costs related to the negotiations. In connection with the initial capitalization of the Company, the former parent assigned all of its rights and obligations under the Development Agreement to the Company.

      Pursuant to the Domino's Development Agreement, as amended November 13, 1995 and March 21, 1997, QPQ is granted the exclusive right until December 31, 2003 to develop, operate and franchise Domino's Stores in Poland. During the Initial Term of the Domino's Development Agreement, which expires on December 31, 2003, QPQ is required to open and operate, either through affiliates of QPQ ("Affiliated Franchisees") or unrelated third parties ("Non-Affiliated Franchisees"), at least 50 Domino's Stores in accordance with a schedule that obligates QPQ or its Non-Affiliated Franchisees to open three Domino's Stores in 1994, no Domino's Stores in 1995, eight Domino's Stores in 1996 and five, six or seven Domino's Stores for each of the following seven years. Domino's Stores developed and/or operated by Non-Affiliated Franchisees are counted towards QPQ's obligation to open a minimum number of Domino's Stores. QPQ did not satisfy the requirements to open eight Domino's stores during 1996 and in March 1997, Domino's granted QPQ an extension until July 1, 1997 to satisfy such requirement. In addition, Domino's indicated it would be agreeable to a further six month extension if QPQ provided satisfactory evidence of recapitalization at a level which, in Domino's sole discretion, will enable QPQ to satisfy its obligations under the agreement.

      The Company is required to pay Domino's a franchise fee for each store opened and a monthly royalty fee based upon a percentage of gross sales.

      In March 1997, QPQ commenced construction of its fourth Domino's Store which is expected to open by June 30, 1997.

      In compliance with the Domino's Development Agreement, QPQ opened three Domino's Stores in 1994. QPQ is required and, subject to the factors discussed below, may open or cause to be opened at least eight additional Domino's Stores prior to December 1997. Subject to the modifications of the Domino's Agreement, if QPQ in fact fails to meet the development schedule described above as amended, QPQ will lose its rights to develop and franchise additional Domino's Stores but will be entitled to act as a master franchisor and franchisee with respect to the franchise agreements granted prior thereto. However, under certain circumstances of default, Domino has the right to terminate the Domino's Development Agreement and force the sale of, at the then current market value, all of QPQ's rights ant interests as a master franchisor of Domino's Stores and all of the assets of each Domino's Store controlled by QPQ.


6.    LINE OF CREDIT:

      In January 1995, PK Polska obtained a $300,000 line of credit from American Bank in Poland, S.A. with interest payable quarterly at a rate of 7.75% per annum. The Company has guaranteed the borrowings which are collateralized by its amounts on deposit. The line expires January 28, 1998.

                        QPQ CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

7.    FINANCIAL INSTRUMENTS:

      Fair Value of Financial Instruments - The carrying amounts of cash, cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of long-term bank credit facilities payable approximate fair value because the interest rate on this instrument changes with market interest rates.

8.    SHAREHOLDERS' EQUITY:

      On September 29, 1993, the Company completed its initial public offering of 1,250,000 shares of its Common Stock and 1,405,660 Redeemable Common Stock Purchase Warrants including 155,650 Warrants issued in November 1993, (the "Warrants"). Each Warrant entitles the holder to purchase one share of Common Stock for $6.60, exercisable through September 22, 1998. The offering closed with net proceeds to the Company aggregating approximately $6,012,000, net of underwriting discounts and commissions, expense allowances and other registration costs.

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

      The Company's Stock Option Plan (the "Plan") and Directors Stock Option Plan (the "Directors Plan") (collectively the "Plans"), authorize the issuance of 300,000 and 50,000 shares of common stock options, respectively. The Plans are designed to serve as incentives for retaining qualified and competent employees and directors.

      Effective October 24, 1995, shareholders approved an increase in the maximum number of shares available for grant under the Plan to 1,000,000.

      The following table reflects the option activity for the years ended December 31, 1996 and 1995:

                                                   1996               1995
                                                ----------         -------
Outstanding at beginning of year                  542,000            287,000
Granted                                           142,500            365,000
Exercised                                           -                  -
Expired                                        (  182,000)          (110,000)
                                               ----------           --------
Outstanding at end of year                        502,500            542,000
                                               ==========           ========
Exercisable at end of year                        312,000            137,000
                                               ==========           ========

                        QPQ CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Price range of options
  outstanding at end of year               $ .69 - $2.875        $ .69 -$6.00
                                           ==============        ============
Available for grant at end of year                547,500             457,500
                                               ==========          ==========

      On March 7, 1995, certain of the stock option agreements were amended to reduce the exercise price to $.69, which amount represented the market price per share on that date.

      SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued during 1995 and is effective for the year ended December 31, 1996. This pronouncement establishes financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules will be required to disclose proforma net income and earnings per share under the new method. The Company has adopted the disclosure provisions of SFAS 123. Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123 for options granted in 1996 and 1995, the Company's net income and earnings per share for those years would have been reduced by approximately $50,000 and $380,000 or $.01 and $.07 per share respectively. The fair value of the options granted during 1996 and 1995 is estimated as $248,000 and $514,600, respectively on the dates of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 235%, expected dividends of 0, risk-free interest rate of 5%, and terms of 8.4 to 10 years.

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

      In July 1996, QPQ sold 1,195,000 shares of Common Stock in a private offering and received cash proceeds of $1,195,000. Principal shareholders of the Company, including the Company's Chairman, Chief Executive Officer and President purchased an aggregate of 300,000 shares of the offering. In September 1996 and November 1996 QPQ sold 337,012 and 96,455 shares of Common Stock pursuant to two Regulation S offerings and received aggregate cash proceeds of $969,923, net of offering expenses.

      At December 31, 1996, the Company has reserved 2,071,400 shares of Common Stock for issuance pursuant to outstanding options and warrants.

9.    DEFERRED TAXES:

      As of December 31, 1996 and 1995, the Company had net operating loss carryforwards of approximately $4,197,000 and $1,966,000, respectively, for U.S. tax purposes, which expire in various years through 2011. Deferred tax assets as of December 31, 1996 and 1995 of approximately $1,574,000 and $727,000, respectively, were subject to and presented net of a 100% valuation allowance.

      The Company's Polish subsidiary had net operating loss carryforwards (in U.S. dollars) of approximately $2,775,000 and $2,249,000 at December 31, 1996 and 1995, respectively, which expire in various years through 1998. Deferred tax assets as of December 31, 1996 and 1995 of approximately $1,110,000 and $900,000, respectively, were subject to and presented net of a 100% valuation allowance.

                         QPQ CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

10.   RELATED PARTY TRANSACTIONS:

      As of April 1995, International Fast Food Corporation ("IFFC"), an affiliate of the Company, and its majority-owned subsidiary, International Fast Food Polska ("IFFP"), entered into a consulting agreement (the "Subsidiary Consulting Agreement") with QPQ's wholly-owned subsidiary, PK Polska, pursuant to which IFFP has agreed to provide PK Polska with all general staff and administrative support required by PK Polska to operate its Domino's Store business. In exchange for such services, IFFP receives from PK Polska a sum equivalent to 10% of PK Polska's sales and a reimbursement of expenses. In the years ended December 31, 1996 and 1995, PK Polska's obligations to IFFP pursuant to the terms of the Subsidiary Consulting Agreement aggregated $64,999 and $116,723, respectively. QPQ terminated the agreement with IFFC in June 1996. In connection with the signing of the Consulting Agreement, QPQ granted IFFC an option to purchase 250,000 shares of QPQ's common stock at an exercise price of $6.00 per share. The option was also terminated in July 1996 for a $10,000 cash payment.

      In June 1996, QPQ terminated its consulting agreement with IFFC relating to QPQ's reimbursement of costs associated with services provided by IFFC's Chief Financial Officer and Controller. For the years ended December 31, 1996 and 1995, QPQ was charged $1,869 and $70,495 for such services.

      In addition to the costs allocated from IFFC in connection with the Consulting Agreement noted above, certain common general and administrative expenses were allocated to QPQ and IFFC. For the years ended December 31, 1996 and 1995, these costs were $2,386 and $148,247, respectively.

      As of November 9, 1995, QPQ Medical entered into a license agreement ("the "License Agreement") with Weight Loss Associates, Inc. ("Weight Loss Associates"), a corporation owned by Dr. Rabinowitz, a director of QPQ, and Mr. Rubinson, QPQ's Chairman of the Board, Chief Executive Officer and President, pursuant to which QPQ Medical has acquired the exclusive rights subject to certain proprietary marks developed by Weight Loss Associates. Under the License Agreement, QPQ Medical is required to expend a minimum of $100,000 in start-up funding and a percentage of its annual gross receipts for promotion and marketing. QPQ Medical has expended the required amounts in accordance with the License Agreements. In addition, QPQ Medical is required to pay royalties based upon a percentage of its operating profit as defined from each of its product lines associated with weight loss.


11.   COMMITMENTS AND CONTINGENCIES:

      On November 7, 1996, the Company amended its employment agreement with Mitchell Rubinson, its Chairman of the Board, President and Chief Executive Officer, pursuant to which the agreement is extended to December 31, 1999. The amended agreement provides for a minimum annual salary of $166,375 during the first year subject to a 10% annual increase in each of the remaining two years.

      PK Polska entered into a ten year lease agreement with a third party and in September, 1994, the lease was amended. The lease is for an office in Warsaw of approximately 325 square meters. PK Polska shares equally the cost and use of the office with an affiliate. Annual lease payments aggregate to approximately $73,200. The lease provided for a ten year renewal option, and could be terminated at any time with six months written notice. In November 1996, the landlord exercised its option to terminate the lease upon six months notice. Accordingly, PKP must vacate the premises in May 1997.

      In connection with the procurement of restaurant sites, PK Polska has entered into various long-term arrangements for restaurant space. The terms of the various agreements range from ten years to unlimited, plus extensions based upon agreement between the parties. QPQ Medical has entered into long-term leases for Medical Centers, with terms ranging from five years to five years and seven months.

                       QPQ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

      In September 1996, QPQ entered into a lease for approximately 100 square meters of space in Warsaw Poland to be used as the site of its fourth Domino's store. The lease is for an unlimited period of time but can be cancelled by either party upon three months notice. Annual lease payments approximate $4,560. In March 1997, QPQ commenced construction on the site and estimates that its total costs of renovation of the site, including leasehold improvements and furniture fixtures and equipment will approximate $110,000.

      The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of December 31, 1996 based on year end exchange rates:

            Year Ending December 31:
            ------------------------
                               POLAND               U.S.A.            TOTAL
                               ------               ------            -----

            1997             $140,660             $348,281         $  488,941
            1998              120,906              344,430            465,336
            1999              121,159              331,207            452,366
            2000              121,420              327,714            449,134
            2001              121,689              105,594            227,283

      Rent expense, including amounts due under non-cancelable operating leases for the years ended December 31, 1996 and 1995 was $478,369 and $224,712, respectively.

      The Company has incurred substantial losses for the year ended December 31, 1996 and 1995 and may not have sufficient current liquid assets to fund its current operating losses and obligations under the Domino's Development Agreement as well as obligations that will arise in connection with the continuing development of QPQ Medical. Management currently plans to use its available resources to fund operations and development of its existing businesses and to seek additional financing in the form of either debt or equity in order to meet its existing obligations.

      On November 20, 1996, the Company was notified by holders of Warrants for the purchase of an aggregate of 38,250 shares of Common Stock issued on September 22, 1993, pursuant to the Underwriter's Common Stock Purchase Agreement, between the Company and Reich & Co., Inc., that pursuant to the anti-dilution provisions contained in such Warrants, the Warrant exercise per share of Common Stock underlying the Warrant was reduced to $0.25 per share. The claim also alleges that the number of shares for which the Warrants are exercisable increased to an aggregate of 1,377,000 shares. The warrant holders have requested demand registration of such shares. The Company has not registered such shares and the warrant holders have requested the Company repurchase all of such warrants for an aggregate of $3,442,500 based upon the failure to register provisions contained in the Warrant Agreement. The Company is contesting the claim. While the ultimate resolution of this matter cannot presently be determined, management does not expect that it will have a material adverse effect on the Company's financial position or results of operations.

12.   SUBSEQUENT EVENTS:

      In February 1997, the Company purchased a medical practice for $100,000 consisting of cash of $60,000, and a promissory note in the amount of $40,000 due in February 2000. The promissory note bears interest at the prevailing prime rate as published by the Wall Street Journal.

      In March 1997, the Company entered into Securities Subscription Agreements (the "Agreements") for the sale of $1,280,000 of 8% Convertible Debentures (the "Debentures") with a maturity date of March 31, 1998, for which the Company received net proceeds of $1,066,667.
                                     F-17

                        QPQ CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Interest is payable quarterly. The Debentures are convertible into shares of common stock at a conversion price per share equal to the lower of (a) 75% of the average closing bid price of the common stock for five business days immediately preceding the conversion date or (b) 75% of the average of the closing bid price of the common stock for the business day immediately preceding the date of the individual Subscription Agreement.

      The   Debentures   were  issued  in  reliance  upon  the  exemption   from
registration afforded by Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

      The Company has authorized a maximum of $6,000,000 principal amount of the Debentures.