Form 10QSB
period 1997-03-31
QPQ CORP
filed 1997-05-14
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



           [X]  Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1997



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

                           Yes   [x]     No  [ ]

      The number of shares outstanding of the issuer's common stock, par value $.01 per share as of May 8, 1997 was 7,653,467. .

      Transitional Small Business Disclosure Format:


                           Yes   [ ]     No  [X]

                       QPQ CORPORATION AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS



                                                                       Page
                                                                       ----
PART I.  FINANCIAL INFORMATION
-------  ---------------------

      ITEM. 1     Financial Statements


                  Consolidated Balance Sheets as of
                  March 31, 1997 and December 31,
                  1996                                                 2 - 3


                  Consolidated Statements of Operations
                  for the Three Months Ended March 31,
                  1997 and 1996                                          4


                  Consolidated Statements of
                  Shareholders' Equity for the Three
                  Months Ended March 31, 1997                            5


                  Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31,
                  1997 and 1996                                        6 - 7


                  Notes to Consolidated Financial
                  Statements                                           8 - 12



      ITEM. 2     Management's Discussion and Analysis
                  or Plan of Operation                                13 - 22



PART II.  OTHER INFORMATION
--------  -----------------



SIGNATURES

                       QPQ CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS
                                    ------


                                                       March 31,    December 31,
                                                         1997            1996
                                                      ----------      ----------

CURRENT ASSETS:

   Cash and cash equivalents                          $  584,705      $  138,731
   Restricted Cash                                       300,000         300,000
   Receivables                                           153,138         171,972
   Inventory                                              55,404          57,718
   Accrued interest receivable                            32,588          28,889
   Due from affiliates                                   149,382         149,382
   Prepaid expenses                                       44,649         230,368
                                                      ----------      ----------

      Total Current Assets                             1,319,866       1,077,060
                                                      ----------      ----------

Furniture, equipment & leasehold
  improvements, net                                    1,787,229       1,988,251

Deferred charges, net of accumulated
   amortization  of $16,908 and $11,301
   at 1997 and 1996, respectively                        168,046         124,030

Deferred debenture issuance costs,
   net of accumulated amortization
   of $8,889                                             204,444            --

Domino's development rights, net
  of accumulated  amortization  of
   $113,979 and $106,208 at 1997 and
   1996, respectively                                    196,875         204,646
                                                      ----------      ----------

      Total Assets                                    $3,676,460      $3,393,987
                                                      ==========      ==========


                            See Accompanying Notes

                       QPQ CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS, Continued
                                 (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

                                                    March 31,      December 31,
                                                      1997              1996
                                                    ----------       ----------

CURRENT LIABILITIES:

   Accounts payable                                $   392,527      $   479,895
   Accrued expenses                                    159,331           92,489
   Due to affiliate                                    269,680          243,983
   Bank credit facilities payable                      328,355           21,718
   8% convertible debentures                         1,280,000             --
   Accrued underwriter warrant
      settlement                                       201,000             --
                                                   -----------      -----------

      Total Current Liabilities                      2,630,893          838,085
                                                   -----------      -----------

BANK CREDIT FACILITIES PAYABLE                            --            300,000
                                                   -----------      -----------

NOTE PAYABLE                                            40,000             --
                                                   -----------      -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

   Preferred Stock, $.01 par value,
      1,000,000 shares authorized;
      no shares issued                                    --               --
   Common  Stock, $.01 par value,
      100,000,000 shares authorized;
      7,653,467 and 6,025,000 shares
      issued  and  outstanding,
      respectively                                      76,535           76,535
   Additional paid-in capital                        9,201,682        9,201,682
   Accumulated Deficit                              (8,379,421)      (7,090,852)
   Accumulated translation adjustment                  106,771           68,537
                                                   -----------      -----------

      Total Shareholders' Equity                     1,005,567        2,255,902
                                                   -----------      -----------


      Total Liabilities and
          Shareholders' Equity                     $ 3,676,460      $ 3,393,987
                                                   ===========      ===========

                            See Accompanying Notes

                       QPQ CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                      1997              1996
                                                 -----------        -----------
REVENUES:
   Restaurant                                    $   285,996        $   282,679
   Medical Centers                                   250,834             47,003
                                                 -----------        -----------

      Total Revenue                              $   536,830        $   329,682
                                                 -----------        -----------

RESTAURANT OPERATING:
   Food and packaging                                101,379            109,638
   Payroll and related costs                          69,688             79,818
   Occupancy and other operating
      expenses                                        98,335            110,090
   Depreciation and amortization                      45,609             53,651
                                                 -----------        -----------

      Total restaurant operating
      expenses                                       315,011            353,197
                                                 -----------        -----------

MEDICAL CENTERS:
   Payroll and related costs                         302,075             99,771
   Occupancy and other operating
      expenses                                       176,305             39,213
   Advertising expense                               151,016             51,611
   Depreciation and amortization                      28,150             11,828
                                                 -----------        -----------

      Total Medical Centers                          657,546            202,423
                                                 -----------        -----------

GENERAL & ADMINISTRATIVE
   EXPENSES                                          640,795            436,706

OPERATING LOSS                                    (1,076,522)          (662,644)
                                                 -----------        -----------

OTHER INCOME (EXPENSES):
   Interest and other income                           4,160              6,087
   Interest expense                                  (15,207)            (9,185)
   Provision for  underwriter
      warrant settlement                             201,000               --
                                                 -----------        -----------

      Total other expense,
          net                                       (212,047)            (3,098)
                                                 -----------        -----------

NET LOSS                                         $(1,288,569)       $  (665,742)
                                                 ===========        ===========

NET LOSS PER COMMON
   SHARE                                         $      (.17)       $      (.11)
                                                 ===========        ===========

WEIGHTED AVERAGE
   COMMON SHARES
   OUTSTANDING                                     7,653,467          6,025,000
                                                 ===========        ===========

                            See Accompanying Notes

                                     QPQ CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 For the Three Months Ended March 31, 1997
                                                (Unaudited)


                         Common Stock             Additional    Accumulated
                    ------------------------       Paid In      Translation      Accumulated
                      Shares          Amount       Capital       Adjustment        Deficit          Total
                    ---------    -----------    -----------     -----------    -------------   ------------
Balances,
   December 31,
   1996             7,653,467    $    76,535     $9,201,682          68,537    $( 7,090,852)   $  2,255,902


Translation
   adjustments           -              -              -             38,234            -             38,234


Net loss for
   the period            -              -              -               -         ( 1,288,569)    ( 1,288,569)

                    ---------    -----------     -----------     -----------    ------------    ------------
Balances,
   March 31, 1997   7,653,467    $    76,535     $9,201,682      $   106,771    $( 8,379,421)   $  1,005,567
                   ==========    ===========     ==========      ===========    ============    ============









































                                  See Accompanying Notes

                        QPQ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                   Three Months Ended March 31,
                                                 ------------------------------
                                                      1997              1996
                                                 ------------      ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:

   Net Loss                                      $( 1,288,569)     $(   665,742)
   Adjustment to reconcile net
      loss to net cash used in
      operating activities:
          Depreciation and amortization               102,135           163,572
          Write-down of assets to net
             estimated realizable value               131,375              -
          Provision for  underwriter
             warrant settlement                       201,000              -
Changes in operating assets and
      liabilities:
          Receivables                                  18,834       (    12,118)
          Inventory                                     2,314       (    42,690)
          Accrued interest receivable             (     3,699)             -
          Prepaid expenses                            185,719       (    56,743)
          Other assets                                 55,761
          Accounts payable and
             accrued expenses                     (    20,526)          228,853
                                                 ------------      ------------
   Net cash used in operating
      activities                                  (   615,656)      (   384,868)
                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Payments for organization and
      prepaid advertising costs                          -          (   144,786)
   Payments for other assets                      (    65,374)             -
   Payments for furniture, equipment
      and leasehold improvements                  (    10,231)      (   223,913)
                                                 ------------      ------------

   Net cash (used in) provided by
      investing activities                        (    75,605)      (   368,699)
                                                 ------------      ------------






                            See Accompanying Notes

                       QPQ CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (Unaudited)


                                                   Three Months Ended March 31,
                                                 ------------------------------
                                                     1997              1996
                                                 ------------      ------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:

   Net proceeds from issuance of
      8% Convertible debentures                     1,066,667              -
   Borrowings under bank credit
     facilities, net                                    6,637            42,621
   Payments from(to) affiliates, net                   25,697       (     1,104)
                                                 ------------      ------------

   Net cash provided by (used in)
    financing activities                            1,099,001            41,517
                                                 ------------      ------------


FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT                                          38,234       (    47,469)

INCREASE IN CASH AND CASH
   EQUIVALENTS                                        445,974       (   759,519)

BEGINNING CASH AND CASH EQUIVALENTS                   138,731         1,052,831
                                                 ------------      ------------

ENDING CASH AND CASH EQUIVALENTS                 $    584,705      $    293,312
                                                 ============      ============

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:

   Cash paid during the period for:
      Interest                                   $     12,601      $      9,185
                                                 ============      ============








                            See Accompanying Notes

                        QPQ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

      Since August 1995, QPQ Medical Centers, Inc. has been in the business of developing and/or operating centers which offer primary care, medical services and medically supervised weight loss programs.


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

      The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1996 of QPQ Corporation and Subsidiaries (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1996 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring
                                      8
nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

      The only currency that may be used in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. As of January 1, 1995, the National Bank of Poland introduced a new currency unit which is named a "zloty" (a "new zloty"). New zlotys are equivalent to 10,000 old zlotys ("old zlotys"). Old zlotys remained legal tender until December 31, 1996, after which date they are only exchangeable at certain banks. All references in this document to zlotys are to new zlotys. At March 31, 1997 and 1996, the exchange rate was 3.0760 and 2.5875 new zlotys per dollar, respectively. Monetary assets and liabilities are translated from the local currency, the "zloty", to U.S. dollars at the period end exchange rate. Non-monetary assets, liabilities, and related expenses, primarily furniture, equipment, leasehold improvements and related depreciation and amortization, are translated using historical exchange rates. Income and expense accounts, excluding depreciation and amortization, are translated at a weighted average exchange rate.

      The accounts of PK Polska are measured using the Polish zloty. Due to Poland's highly inflationary environment through December 31, 1995, generally accepted accounting principles required QPQ to calculate and recognize on its statement of operations its currency translation gains or losses associated with PK Polska. Due to the reduction in Polands inflation rate, effective for the year ended December 31, 1996, QPQ was no longer required pursuant to generally accepted accounting principles to recognize currency translation gains or losses in its statement of operations. As a result of this change the net loss and net loss per common share for the three months ended March 31, 1996, were decreased by $47,469 and $.01, respectively.

      Going Concern - The report of the Company's independent accountants on their audit of the Company's December 31, 1996 consolidated financial statements contained uncertainties relating to the Company's ability to continue as a going concern. The Company has incurred a substantial loss in the three months ended March 31, 1997 and uncertainties exist with regard to the Company's ability to generate sufficient cash flows from operations or other sources to meet existing obligations and fund its commitment with regard to the expansion of its existing operations which gives rise to doubts about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Net Loss Per Common Share - The computation of net loss per common share in the accompanying statements of operations is based upon the weighted average number of shares outstanding during the period. The net loss per common share does not include the assumed exercise of any common stock options or warrants since their inclusion would be anti-dilutive.


3.    RESTRICTED CASH:

      At March 31, 1997, the Company had $300,000 of restricted cash, classified as a current asset, which represents collateral for the outstanding line of credit.
                                       9

                       QPQ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    BANK CREDIT FACILITIES:

      In January 1995, PK Polska obtained a $300,000 line of credit from American Bank in Poland, S.A. with interest payable quarterly at a rate of 7.75% per annum. The Company has guaranteed the borrowings which are collateralized by its amounts on deposit. The line expires January 28, 1998.

      On March 18, 1996, PK Polska obtained a $150,000 line of credit from American Bank. Borrowings under the facility bear interest at 10% per annum, payable every three months commencing April 30, 1996, may be used to finance up to 50% of the cost of developing Domino's Stores. The credit facility is secured by a promissory note of PK Polska, a guarantee of QPQ and title to the fixtures and equipment of the Domino's Stores developed with the credit facility borrowings. No draws have been made on the credit facility. The facility expires on January 30, 1998.

5.    NOTE PAYABLE:

      The $40,000 note payable is payable in full in February 2000 and bears interest at the prevailing prime rate as published by the Wall Street Journal.

6.    8 % CONVERTIBLE DEBENTURES:

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

      The $213,333 of costs associated with issuance of the debentures is being amortized over a period of one year commencing on March 15, 1997.

7.    SHAREHOLDERS' EQUITY:

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

                       QPQ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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


      The following table reflects the option activity for the three months ended March 31, 1997:


Outstanding at beginning of period                502,500
Granted                                            27,500
Exercised                                            -
Expired                                           (30,000)
                                                 --------
Outstanding at end of period                      500,000
                                               ==========
Exercisable at end of period                      314,500
                                               ==========
Price range of options
  outstanding at end of period             $ .69 - $2.875
                                           ==============
Available for grant at end of period              550,000
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

      At March 31, 1997, the Company has reserved 4,683,416 shares of Common Stock for issuance pursuant to outstanding options and warrants and the 8% Convertible Debentures.

                       QPQ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    COMMITMENTS AND CONTINGENCIES:

      On November 20, 1996, the Company was notified by holders of Warrants for the purchase of an aggregate of 38,250 shares of Common Stock issued on
September 22, 1993, pursuant to the Underwriter's Common Stock Purchase Agreement, between the Company and Reich & Co., Inc., that pursuant to the anti-dilution provisions contained in such Warrants, the Warrant exercise per share of Common Stock underlying the Warrant was reduced to $0.25 per share. The claim alleged that the number of shares for which the Warrants are exercisable increased to an aggregate of 1,377,000 shares. Additionally, the warrant holders demanded registration of such shares. On May 14, 1997, the Company repurchased the warrants for a total purchase price of $201,000. The accompanying March 31, 1997 consolidated financial statements include a provision for loss on underwriter warrant settlement in the amount of $201,000.


9.    SUBSEQUENT EVENT:

      On May 8, 1997 the Company filed a Form S-8 Registration Statement registering 300,000 shares of Common Stock, which were issued in connection with a management consulting agreement between the company and an unrelated individual.

Item 6.     Management's Discussion and Analysis or Plan of Operation.
-------     ----------------------------------------------------------

      A.    QPQ CORPORATION

GENERAL

      QPQ commenced its planned principal operations through its wholly owned subsidiary, Pizza King Polska Sp. zo.o ("PKP"), in April 1, 1994. PKP anticipates that it will incur losses until, at the earliest, it establishes a number of Domino's Stores generating sufficient revenues to offset its operating costs and the costs of its proposed continuing expansion. There can be no assurance that PKP will be able to successfully establish a sufficient number of Domino's Stores to achieve profitable operations. PKP cannot reasonably estimate the length of time before any Domino's Store may generate sufficient revenues to offset its operating costs or the length of time before PKP may generate income, if ever. QPQ's independent auditors have included an explanatory paragraph in their report for the three months ended March 31, 1997 and 1996 stating that QPQ's financial statements have been prepared assuming QPQ will continue as a going concern although QPQ's recurring losses raise substantial doubt about QPQ's ability to do so.

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

THREE MONTHS ENDED MARCH 31, 1997 VS THREE MONTHS ENDED MARCH 31, 1996:

RESULTS OF OPERATIONS

      During the three months ended March 31, 1997, QPQ incurred a net loss of $1,288,569 ($.17 per share) compared to a net loss of $665,742 ($.11 per share) for the three months nded March 31, 1996. The $421,827 increase in QPQ's loss for the three months ended March 31, 1997 compared to its loss for the three months ended March 31, 1996 is primarily attributable to an approximate $246,000 increase in QPQ's loss for the three months ended March 31, 1997, resulting from a $106,375 non recurring writedown of certain assets to estimated net realizable value coupled with increases in various general corporate expenses. Approximately $266,000 of the increase is attributable to an increase in the losses incurred by QPQ Medical, which includes a $25,000 nonrecurring writedown of certain assets to estimated net realizable value. The increased losses for QPQ and QPQ Medical in the three months ended March 31, 1997 compared to the three months ended March 31, 1996, aggregating approximately $512,000, were partially offset by a decrease of approximately $90,000 in PKP's loss in the three months ended March 31, 1997 compared to the three months ended March 31, 1996.

      During the three months ended March 31, 1997, QPQ generated Sales of $285,996 from its three Domino's Stores which were opened in April, May and August 1994, respectively, versus Sales of $282,679 for the three months ended March 31, 1996 from its three Domino's Stores and the Cafe Renaissance, which was sold in October 1996. For the three months ended March 31, 1996 the Cafe Renaissance generated sales of $25,823. For the three months ended March 31, 1997, versus the three months ended March 31, 1996, the three Domino's Stores experienced an increase in (average monthly) same store sales of $29,140.

      During the three months ended March 31, 1997, QPQ incurred $101,379 of Food and Packaging Expenses, $69,688 of Payroll and Related Costs, $98,335 of Occupancy and Other Operating Expenses and $ 45,609 of Depreciation and Amortization Expense.

      Food and Packaging Expenses for the three months ended March 31, 1997 and the three months ended March 31, 1996 were approximately 35% and 39% of Sales, respectively. The decrease is primarily attributable to the improved cost control and the elimination of the 3% import duty on imported cheese.

      Payroll and Related Costs as a percentage of Sales for the three months ended March 31, 1997 and March 31, 1996 were approximately 24% and 28%, respectively. The decrease in Payroll and Related Costs as a percentage of Sales is attributable to an increase in the average level of same store sales and continued improvement in labor force scheduling. During the three months ended March 31, 1996 the Payroll and Related Costs for the Cafe Renaissance were higher than average Payroll and Related Costs as a percentage of Sales for QPQ's Domino's Stores.

      Occupancy and Other Operating Expenses as a percentage of Sales for the three months ended March 31, 1997 and March 31, 1996 were approximately 34% and 39%, respectively. The decrease in Occupancy and Other Operating Expenses as a percentage of Sales is primarily attributable to an increase in the average level of same store sales for the three months ended March 31, 1997 coupled with the elimination of the Cafe Renaissance.

      Depreciation and Amortization as a percentage of Restaurant Sales for the three months ended March 31, 1996 and March 31, 1996 were approximately 16% and 19%, respectively. The 3% decrease as a percentage of Restaurant Sales is primarily attributable to an increase in the average level of same store sales, coupled with a reduction in depreciation and amortization as a result of the sale of the Cafe Renaissance in October 1996.

      General and Administrative Expenses for the three months ended March 31, 1997 and March 31, 1996, totalled $640,795 and $436,706, respectively. For the three months ended March 31, 1997 , General and Administrative Expenses were comprised of executive and office staff salaries and benefits of $108,769, legal and professional fees, office rent, travel, telephone and other corporate expenses of $467,314, and depreciation and amortization of $64,712. For the three months ended March 31, 1996, General and Administrative Expenses were comprised of executive and office staff salaries of $71,782, legal and professional fees, office rent, travel, telephone and other general corporate expenses of $345,920 which figure includes $83,041 of preopening costs incurred by QPQ Medical, and depreciation and amortization of $19,004.
                                       14

      QPQ's General and Administrative Expenses for the three months ended March 31, 1997 were $204,089 higher than such expenses for the three months ended March 31, 1996, as a result of, among other things, an increase in executive salaries and other general corporate expenses, a non-recurring charge of 131,375 to writedown certain assets to estimated net realizable value. and an increase in General and Administrative expenses applicable to QPQ Medical which commenced operations in January 1996.

      Interest and Other Income for the three months ended March 31, 1997 and March 31, 1996 were $4,160 and $6,087, respectively. The decrease is primarily attributable to a reduction in the funds held for investment by QPQ.

      During the three months ended March 31, 1997 and March 31, 1996, Interest Expense was $15,207 and $9,185, respectively. The increase in Interest Expense is primarily attributable to the issuance of the 8% Convertible Debentures in March 1997.


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

      In compliance with the Domino's Development Agreement, QPQ opened three Domino's Stores in 1994. QPQ is required and, subject to the factors discussed below, may open or cause to be opened at least eight additional Domino's Stores prior to December 1997. Subject to the modifications of the Domino's Agreement, QPQ will fail to meet the development schedule described above as amended, and QPQ may lose its rights to develop and franchise additional Domino's Stores but will be entitled to act as a master franchisor and franchisee with respect to the franchise agreements granted prior thereto.

      As of March 31, 1997, QPQ had negative working capital of $1,311,027 and cash and cash equivalents of $584,705. QPQ's material commitments for capital expenditures relate to the Domino's Stores that QPQ must open to comply with the Domino's Development Agreement. QPQ's decision to expand its development efforts is based on a number of factors, including, but not limited to, QPQ's ability to conserve its capital resources by developing additional Domino's Stores outside of Warsaw through Non-Affiliated Franchisees.

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

      Any implementation of QPQ's business plan with respect to the operation of its three Domino's Stores (the "QPQ Operations Plan") beyond May, 1997, may require resources greater than those currently available to QPQ. Except as discussed below, QPQ has no current arrangements with respect to, or sources of, additional financing, and it is not contemplated that QPQ's principal shareholders, will provide any portion of QPQ's future financing requirements. Implementation of the QPQ Operations Plan is contingent upon, among other things, QPQ's ability to utilize significantly less of its capital resources financing its restaurants' operations and General and Administrative Expenses than it has to date. There can be no assurance that QPQ will generate any cash flow from operations in the future, or that additional financing will be available on acceptable terms, or at all, to fund QPQ's operations.

      Any implementation of QPQ's business plan with respect to the expansion of its Domino's Store system by franchising Domino's Stores to Non-Affiliated Franchisees (the "QPQ Development Plan") beyond May, 1997 may require resources greater than those allocated for such purpose or otherwise currently available to QPQ. Successful implementation of QPQ's Development Plan is contingent upon QPQ identifying and engaging Non-Affiliated Franchisees with the financial and other resources capable of developing and opening Domino's Stores in accordance with the development schedule or QPQ securing additional debt or equity financing to permit QPQ to develop the Domino's Stores in accordance with the development schedule. Successful implementation of the QPQ Development Plan is also contingent upon QPQ's ability to economically supervise, provide technical support and distribute food products from QPQ's Commissary to Non-Affiliated Franchisees. QPQ has no experience in identifying, engaging, supervising or providing technical assistance to Non-Affiliated Franchisees. Further, QPQ has not yet identified nor engaged any Non-Affiliated Franchisees which may develop and operate future Domino's Stores.

      In September 1996, QPQ entered into a lease for approximately 100 square meters of space in Warsaw Poland to be used as the site of its fourth Domino's store. The lease is for an unlimited period of time but can be cancelled by either party upon three months notice. Annual lease payments approximate $4,560. In March 1997, QPQ commenced construction on the site and estimates that its total costs of renovation of the site, including leasehold improvements and furniture fixtures and equipment will approximate $110,000.
                                      16

      QPQ's Operations Plans and Development Plans beyond May, 1997 are contingent upon its operating and development experiences prior thereto. Accordingly, QPQ cannot accurately predict its Operations Plans and Development Plans beyond May, 1997.

      QPQ continues to review the performance and prospects of its pizza operations and is evaluating its current business plan to determine the best possible means of effecting a profitable operation. The alternatives now under consideration include, among others, focusing future development efforts on Domino's traditional takeout and delivery service; selling certain or all of QPQ's existing Domino's Stores to unrelated third parties and/or affiliates of QPQ; selling the PKP subsidiary to unrelated third parties and/or affiliates of QPQ; closing certain of QPQ's Stores; or entering into management agreements or joint venture agreements with unrelated third parties or affiliates with respect to the operation of certain or all of QPQ'S Stores.

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

      Subject to, among other things, QPQ's future operating results, QPQ's capital resources, QPQ's ability to locate a ready, willing and able buyer (a "Qualified Buyer") for certain or all of the Stores including PKP, QPQ's ability to locate a joint venture partner or Non-Affiliated Franchisee (a "Qualified Partner"), willing and able to develop and operate its existing or additional Stores, and the Board of Directors believes that it may be in the best interests of QPQ to close certain of its Stores. The Board of Directors' belief is based upon, among other things, certain of the Stores operating results to date, QPQ's projected operating results with all of the Stores open, QPQ's projected operating results with certain of the Stores closed, QPQ's cash position, QPQ's ability to secure additional sources of capital, QPQ's perceived risk adjusted rate of return on additional cash investments in the Domino's Stores versus QPQ's perceived risk adjusted rate of return in alternative investments, QPQ's inability to date to locate a Qualified Buyer for the Store(s) and/or QPQ's Domino's Store development rights on acceptable terms, QPQ's inability to date to locate a Qualified Partner to develop and operate additional Domino's Stores, and QPQ's relationship with Domino's.

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

      In January 1994, QPQ's wholly owned subsidiary, PK Polska, obtained a $28,000 line of credit from American Bank, with interest payable on outstanding principal amounts at a rate equivalent to the American Bank's overdraft rate minus 4%, payable monthly on the first day of the month. In September 1994, QPQ guaranteed PK Polska's payment of any and all amounts, not exceeding $28,000, owed to American Bank pursuant to the credit facility. As of March 31, 1997 and May 8, 1997, $28,355 and $25,412, respectively, of the credit facility were outstanding.

      In January 1995, PK Polska obtained a $300,000 line of credit from American Bank with interest payable on outstanding principal amount at a rate of 7.75%. PK Polska is also obligated to pay American Bank a 1% per annum commission on the daily average unutilized principal balance of the credit facility. Interest and commission expenses are payable once every three months. The credit facility are secured by PK Polska deposits with American Bank and a guarantee of QPQ. Borrowings are required to be repaid in full on January 28, 1998. As of March 31, 1997 and May 8, 1997, $300,000 of the credit facility was outstanding.

      During the year ended December 31, 1996 , QPQ completed a private offering (the "Private Offering") of 1,195,000 shares of Common Stock at an offering price of $1 per share. The Private Offering was made only to accredited investors in accordance with the provisions of Regulation D promulgated under the Securities Act of 1933, as amended. Mr. Rubinson, the Chairman of the Board, Chief Executive Officer, President and a principal shareholder of QPQ, and Nigel Norton, a principal shareholder of QPQ, purchased 200,000 and 100,000 shares of common stock, respectively.

      In July 1996 and  November  1996 QPQ sold  337,012  and  96,455  shares of
Common Stock in two Regulation S offerings and received cash proceeds of $959,923, net of offering expenses.

      From January 13, 1997 through March 12, 1997, the Company's Chairman of the Board, Chief Executive Officer and President along with his mother loaned the Company an aggregate of $397,000, repayable on demand, with interest at 8% per annum. The loans were made for working capital purposes. On March 17, 1997, the loans were repaid in full together with $3,022 of accrued interest from proceeds received in connection with issuance of the 8% Convertible Debentures.

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

RESULTS OF OPERATIONS OF QPQ MEDICAL

THREE MONTHS ENDED MARCH 31, 1997 VS THREE MONTHS ENDED MARCH 31, 1996:

      QPQ Medical commenced operations in January 1996. Due to the start up nature of QPQ Medical's operations and based upon the differing number of Medical Centers open for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996, a comparison of QPQ Medicals operations for the two periods is not meaningful.

      During the three months ended March 31, 1997, QPQ Medical generated Medical Center Revenues of $250,834 from its four Medical Centers. During the three months ended March 31, 1996, QPQ Medical generated Medical Center Revenues of $47,003 from the opening of its first Medical Center in January 1996.

      During the three months ended March 31, 1997, QPQ Medical incurred $302,075 of Payroll and Related Costs, $176,305 of Occupancy and other costs, $151,016 of Advertising Expense, which includes the amortization of approximately $146,000 of prepaid advertising incurred during 1996, and $28,150 of Depreciation and Amortization.

      Payroll and Related Costs as a percentage of Medical Center Revenues for the three months ended March 31, 1997 and 1996, were approximately 120% and 212%, respectively. Due to the start up nature of QPQ Medicals operations these costs are disproportionate in relation to the Medical Center Revenues, as a result of the necessity to fully staff the Medical Centers at the time of opening prior to their ability to generate Medical Center Revenues. The 92% decrease as a percentage of sales is primarily attributable to the operation of all four Medical Centers during the three months ended March 31, 1997 as compared to the operation of one Medical Center for a portion of the three months ended March 31, 1996.

      Occupancy and Other Operating Expenses as a percentage of Medical Center Revenues for the three months ended March 31, 1997 and March 31, 1996 were approximately 70% and 83%, respectively. The 13% decrease as a percentage of Medical Center Revenues is primarily attributable to the operation of all four Medical Centers during the three months ended March 31, 1997, as compared to the operation of one Medical Center for a portion of the three months ended March 31, 1996.

      Advertising Expense as a percentage of Medical Center Revenues for the three months ended March 31, 1997 and March 31, 1996 were approximately 60% and 110%, respectively. The 50% decrease as a percentage of Medical Center Revenues is primarily attributable to the operation of all four Medical Centers during the three months ended March 31, 1997 as compared to the operation of one Medical Center for a portion of the three months ended March 31, 1996.

      Depreciation and Amortization as a percentage of Medical Center Revenues for the three months ended March 31, 1997 and March 31, 1996 were approximately 11% and 25%, respectively. The 14% decrease as a percentage of Medical Center Revenues is primarily attributable to the operation of all four Medical Centers during the three months ended March 31, 1997 as compared to the operation of only one Medical Center for a portion of the three months ended March 31, 1996.

      See "A. QPQ Corporation-Results of Operations" for a discussion of QPQ Medical's general corporate and overhead expenses.


LIQUIDITY AND CAPITAL RESOURCES

      Subject to QPQ's other business commitments, QPQ Medical is required to use its best efforts to develop the Medical Center business concept, the License Agreement does not require QPQ Medical to develop and open Medical Centers pursuant to an established schedule. QPQ Medical's material commitments for capital expenditures relate to the weight loss centers it is in the process of developing and operating. In addition, under the License Agreement, QPQ Medical is required to expend a minimum of $100,000 in start-up funding and a percentage of its annual gross receipts for promotion and marketing the Program. QPQ Medical has expended the required amounts in accordance with the License Agreement.

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


IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

      Domino's Store operations are conducted in Poland. The Polish economy has historically been characterized by high rates of inflation and devaluation of the Polish zloty against the United States dollar and European currencies. However, in the year ended December 31, 1996, the rates of inflation and devaluation improved. For the years ended December 31, 1993, 1994, 1995 and 1996, the annual inflation rate in Poland was 35%, 32% , 21.6% and 19.5% respectively, and as of December 31, 1993, 1994, 1995 and 1996 the exchange rate was 21,344, 24,372, 24,680 and 28,725 old zlotys per dollar, respectively. Franchise fees for each Domino's Store opened are paid in United States
currency.   Additionally,   QPQ  is  dependent  on  foreign  sources  of  supply
(equipment, paper goods and certain food products) which require payment in European or United States currencies. Since QPQ's revenues from operations are in zlotys, QPQ is subject to the risk of currency fluctuations. QPQ has and intends to maintain substantially all of its unutilized funds in dollar denominated accounts and/or securities. There can be no assurance that QPQ will successfully manage its exposure to currency fluctuations or that such fluctuations will not have a material adverse effect on QPQ.

      Thus far, QPQ's revenues have been used to fund restaurant operations and QPQ's expansion. As a result, such revenues have been relatively insulated from inflationary conditions in Poland. There can be no assurance that inflationary conditions in Poland will not have an adverse effect on QPQ in the future.

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

      The only currency that may be used in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that affect the value of currencies generally. As of January 1, 1995, the National Bank of Poland introduced a new currency unit which is named a "zloty" (a "new zloty"). New zlotys are equivalent to 10,000 old zlotys ("old zlotys"). Old zlotys remained legal tender until December 31, 1996, after which date they are only exchangeable at certain banks. At March 31, 1997, the exchange rate was 3.0760 new zlotys per dollar.

                          PART II. OTHER INFORMATION

ITEM 2.     LEGAL PROCEEDINGS

      On November 20, 1996, the Company was notified by holders of Warrants for the purchase of an aggregate of 38,250 shares of Common Stock issued on
September 22, 1993, pursuant to the Underwriter's Common Stock Purchase Agreement, between the Company and Reich & Co., Inc., that pursuant to the anti-dilution provisions contained in such Warrants, the Warrant exercise per share of Common Stock underlying the Warrant was reduced to $0.25 per share. The claim alleged that the number of shares for which the Warrants are exercisable increased to an aggregate of 1,377,000 shares. Additionally, the warrant holders demanded registration of such shares. On May 14, 1997, the Company repurchased the warrants for a total purchase price of $201,000. The accompanying March 31, 1997 consolidated financial statements include a provision for loss on underwriter warrant settlement of the litigation in the amount of $201,000.

      On December 19, 1996, Pizza King Polska, Sp. z o.o. was formally informed by the Voivodship court in Warsaw that Teresa Romanska-Ninkowic had filed suit alleging that PKP owed Ms. Romanska-Ninkowic approximately 123,422 PLN (approximately $40,124.00 based on March 31, 1997 exchange rates) plus interest from April 6, 1994. PKP asked the court to reject these allegations on the basis that Ms. Romanska-Ninkowic failed to comply with the construction agreement. A June court date has been set.

ITEM 5.     OTHER INFORMATION

      On May 12, 1997, C. Lawrence Rutstein was appointed President and Chief Executive Officer of the Company succeeding Mitchell Rubinson. Mr. Rutstein is a graduate of Harvard Law School and has practiced corporate, banking and securities law. In addition, Mr. Rutstein has participated in a number of public and private investment banking activities. Mr. Rubinson has terminated his employment with the Company and no further financial obligations are owed to him by the Company. Mr. Rubinson will continue as Chairman of the Board. Robert Hausman was also appointed as a Director of the Company on May 12, 1997, succeeding Dr. Mark Rabinowitz.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (b)   Reports on Form 8-K

            (i) On January 16, 1997, the Company filed a Form 8-K in connection with proposed acquisition of Vitex, S.A. de C.V., a Mexican corporation.

            (ii) On Februay 7, 1997, the Company filed a Form 8-K in connection with the change of accountants to Moore Stephens-Lovelace, Roby, P.L.

            (iii) On March 17, 1997, the Company filed a Form 8-K in connect, on with the termination of a Letter of Intent between the Company and Vitex, S.A. de C.V., a Mexican Corporation.

            (iv) On March 19, 1997, the Company filed a Form 8-K/A in connection with the change of accountants to Moore Stephens-Lovelace, Roby, P.L.

            (v) On March 21, 1997, the Company filed a Form 8-K in connection with a Regulation S offering.

                                  SIGNATURES

      In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, QPQ has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    QPQ CORPORATION



DATE:  May 14, 1997                 By: /s/ Mitchell Rubinson
                                       ----------------------
                                    Mitchell Rubinson, Chairman of the Board



DATE:  May 14, 1997                 By: /s/ James Martin
                                       -----------------
                                    James Martin, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)