Form 10QSB
period 1997-06-30
QPQ CORP
filed 1997-08-19
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



           [X]  Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934

                For the quarterly period ended June 30, 1997



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

                           7777 Glades Road, Suite 211
                            Boca Raton, Florida 33434
                  ---------------------------------------------
                     (Address of Principal Executive Office)

                                 (561) 470-6005
               --------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   [x]     No  [ ]

      The number of shares outstanding of the issuer's common stock, par value $.01 per share as of August 11, 1997 was 717,928, after giving effect to a 1 for 20 reverse split which was declared on August 8, 1997.

      Transitional Small Business Disclosure Format:

                           Yes   [ ]     No  [X]

                       QPQ CORPORATION AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS



                                                                       Page
PART I.  FINANCIAL INFORMATION                                       ---------
------------------------------

      ITEM. 1     Financial Statements


                  Consolidated Balance Sheets as of
                  June 30, 1997 and December 31, 1996                  2 - 3


                  Consolidated Statements of Operations
                  for the Three and Six Months Ended
                  June 30, 1997 and 1996                                 4


                  Consolidated Statements of
                  Shareholders' Equity for the Six
                  Months Ended June 30, 1997                             5


                  Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30,
                  1997 and 1996                                        6 - 7


                  Notes to Consolidated Financial
                  Statements                                           8 - 13



      ITEM. 2     Management's Discussion and Analysis
                  or Plan of Operation                                14 - 19



PART II.  OTHER INFORMATION
---------------------------



SIGNATURES

                       QPQ CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                                June 30,        December 31,
                                                  1997              1996
                                              ------------       -----------

CURRENT ASSETS:

   Cash and cash equivalents                  $    362,798       $   138,731
   Restricted Cash                                    -              300,000
   Note and accounts receivable
      from sale of Medical Centers                  82,000
   Receivables                                     198,118           171,972
   Inventory                                          -               57,718
   Accrued interest receivable                      37,054            28,889
   Due from affiliates                                -              149,382
   Prepaid expenses                                 30,000           230,368
                                              ------------       -----------

      Total Current Assets                         709,970         1,077,060
                                              ------------       -----------

Furniture, equipment & leasehold
  improvements, net                                392,195         1,988,251

Deferred charges, net of accumulated
   amortization  of $27,700 and $11,301
   at 1997 and 1996, respectively                  130,444           124,030

Domino's development rights, net
  of accumulated  amortization  of
   $106,208 at December 31, 1996                      -              204,646
                                              ------------       -----------

      Total Assets                            $  1,232,609       $ 3,393,987
                                              ============       ===========










                            See Accompanying Notes

                       QPQ CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS, Continued
                                 (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY



                                                June 30,        December 31,
                                                  1997              1996
                                              ------------      ------------


CURRENT LIABILITIES:

   Accounts payable                           $     85,806      $    479,895
   Accrued expenses                                 18,747            92,489
   Due to affiliate                                   -              243,983
   Bank credit facilities payable                     -               21,718
                                              ------------      ------------

      Total Current Liabilities                    104,553           838,085
                                              ------------      ------------

BANK CREDIT FACILITIES PAYABLE                        -              300,000
                                              ------------      ------------

NOTE PAYABLE                                        40,000              -
                                              ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

   Preferred Stock, $.01 par value,
      1,000,000 shares authorized;
      no shares issued                                -                 -
   Common  Stock,   $.01 par value,
      5,000,000 shares authorized;
      655,315 and 382,673 shares
      issued  and  outstanding,
      respectively                                   6,553             3,827
   Additional paid-in capital                   10,768,603         9,274,390
   Accumulated Deficit                         ( 9,687,100)      ( 7,090,852)
   Accumulated translation adjustment                 -               68,537
                                              ------------      ------------

      Total Shareholders' Equity                 1,088,056         2,255,902
                                              ------------      ------------


      Total Liabilities and
          Shareholders' Equity                $  1,232,609      $  3,393,987
                                              ============      ============


                            See Accompanying Notes

                        QPQ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                      Three Months Ended           Six Months Ended
                                            June 30,                     June 30,
                                  --------------------------    --------------------------
                                      1997           1996           1997           1996
                                  -----------    -----------    -----------    -----------
REVENUES:
  Medical Centers                 $   287,889    $   260,587    $   538,723    $   307,590
                                  -----------    -----------    -----------    -----------
OPERATING EXPENSES:
  Payroll and related                 188,450        124,063        490,525        223,834
  Occupancy and other                 173,490        111,351        349,795        150,564
  Advertising                          22,609        105,545        173,625        157,157
  Depreciation and amortization        28,432         15,688         56,582         27,516
                                  -----------    -----------    -----------    -----------
     Total Medical Centers            412,981        356,647      1,070,527        559,071
                                  -----------    -----------    -----------    -----------
GENERAL & ADMINISTRATIVE
  EXPENSES                            555,768        278,473      1,012,947        593,261

LOSS ON SALE OF ASSETS                228,088           --          228,088           --
                                  -----------    -----------    -----------    -----------

OPERATING LOSS                       (908,948)      (374,533)    (1,772,839)      (844,742)
                                  -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSES):
  Interest and other income            17,533          1,213         21,676          9,748
  Interest expense                    (19,348)          --          (26,872)          --
  Underwriter warrant
    settlement                           --             --         (201,000)          --
                                  -----------    -----------    -----------    -----------
     Total other income
     (expense), net                    (1,815)         1,213       (206,196)         9,748
                                  -----------    -----------    -----------    -----------
LOSS FROM CONTINUING
  OPERATIONS                         (910,763)      (373,320)    (1,979,035)      (834,994)

DISCONTINUED OPERATIONS:
  Loss from operations                (95,205)      (117,398)      (315,502)      (321,466)
  Loss on disposal of
    discontinued operations          (301,711)          --         (301,711)          --
                                  -----------    -----------    -----------    -----------
LOSS FROM DISCONTINUED
  OPERATIONS                         (396,916)      (117,398)      (617 213       (321,466)
                                  -----------    -----------    -----------    -----------

NET LOSS                          $(1,307,679)   $  (490,718)   $(2,596,248)   $(1,156,460)
                                  ===========    ===========    ===========    ===========
NET LOSS PER COMMON
  SHARE:
  Continuing operations           $     (1.96)   $     (1.14)   $     (4.67)   $     (3.80)
  Discontinued operations                (.86)          (.36)         (1.46)         (1.47)
                                  -----------    -----------    -----------    -----------
    Net loss                      $     (2.82)   $     (1.50)   $     (6.13)   $     (5.27)
                                  ===========    ===========    ===========    ===========
WEIGHTED AVERAGE
  COMMON SHARES
  OUTSTANDING                         463,566        327,099        423,352        219,537
                                  ===========    ===========    ===========    ===========

                                             See Accompanying Notes

                                      QPQ CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    For the Six Months Ended June 30, 1997
                                                 (Unaudited)


                                                                    Additional  Accumulated
                                                  Common Stock       Paid In    Translation      Accumulated
                                        Shares          Amount       Capital     Adjustment        Deficit         Total
                                     ----------    -----------    -----------   -----------    ------------   ------------
Balances,
   December 31,
   1996                                 382,673    $     3,827    $ 9,274,390        68,537    $( 7,090,852)  $  2,255,902

Issuance of Common Stock
   in exchange for 8%
   Convertible Debentures,
   net of unamortized debenture
   issue costs of $165,927              192,000          1,920      1,134,791                                    1,136,711

Issuance of Common Stock
   in satisfaction of liabilities
   and payment of legal and
   professional expenses                 65,000            650        328,294                                      328,944

Issuance of Common Stock
   in payment of officer
   compensation                          15,642            156         31,128                                       31,284

Translation
   adjustments                                                                    (  68,537)                   (    68,537)


Net loss for
   the period                                                                                   ( 2,596,248)   ( 2,596,248)
                                     ----------    -----------    -----------   -----------    ------------   ------------

Balances,
   June 30, 1997                        655,315    $     6,553    $10,768,603   $      -       $( 9,687,100)  $  1,088,056
                                     ==========    ===========    ===========   ===========    ============   ============









































                                                      See Accompanying Notes

                       QPQ CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                 Six Months Ended June 30,
                                              ------------------------------
                                                  1997              1996
                                              ------------      ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:

   Net Loss                                   $( 2,596,248)     $( 1 156,460)
   Adjustment to reconcile net
      loss to net cash used in
      operating activities:
          Depreciation and amortization            141,142            91,267
          Loss on sale of discontinued
             operations                            301,711              -
          Loss on disposition of assets            310,088              -
          Expenses paid by issuance of
             common stock                          382,866              -
Changes in operating assets and
      liabilities:
          Receivables                          (    99,955)      (    42,571)
          Inventory                                   -          (     9,992)
          Accrued interest receivable          (     8,165)      (   176,047)
          Prepaid expenses                         168,363       (    34,613)
          Other assets                         (    61,306)
          Accounts payable and
             accrued expenses                       71,005           114,034
          Discontinued operations -
             noncash charges and
             working capital changes                36,509           393,068
          Other noncash charges                    101,829              -
                                              ------------      ------------
   Net cash used in operating
      activities                               ( 1,252,161)      (   821,314)
                                              ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of
      discontinued operations                      500,000              -
   Proceeds from sale of equipment                  49,282              -
   Discontinued operations                         315,135       (    32,695)
   Payments for furniture, equipment
      and leasehold improvements                      -          (   805,009)
                                              ------------      ------------

   Net cash provided by(used in)
      investing activities                         864,417       (   837,704)
                                              ------------      ------------





                            See Accompanying Notes

                       QPQ CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (Unaudited)

                                                 Six Months Ended June 30,
                                              ------------------------------
                                                  1997              1996
                                              ------------      ------------
CASH FLOWS FROM FINANCING
   ACTIVITIES:

   Net proceeds from issuance of
      Common stock                                    -            1,195,000
   Payment for option                                 -          (    10,000)
   Net proceeds from issuance of
      8% Convertible debentures                  1,066,667              -
   Proceeds from exercise of
     stock options                                  30,000              -
   Discontinued operations                     (   321,718)      (     4,803)
   Payments from(to) affiliates, net           (    94,601)      (   135,286)
                                              ------------      ------------
   Net cash provided by financing
      activities                                   680,348         1,044,911
                                              ------------      ------------
FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT                                  (    68,537)      (    18,704)

INCREASE(DECREASE) IN CASH AND
   CASH EQUIVALENTS                                224,067       (   632,811)

BEGINNING CASH AND CASH EQUIVALENTS                138,731         1,052,831
                                              ------------      ------------

ENDING CASH AND CASH EQUIVALENTS              $    362,798      $    420,020
                                              ============      ============
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:

   Cash paid during the period for:
      Interest:
          Continuing operations               $      3,022      $       -
                                              ============      ============
          Discontinued operations             $     17,475      $     18,536
                                              ============      ============
SUPPLEMENTAL SCHEDULE OF NON
   CASH INVESTING & FINANCING
   ACTIVITIES:

Six Months Ended June 30, 1997:
      Issuance of 192,000 shares of Common Stock in satisfaction of $1,280,000 principal amount of 8% Convertible Debentures and $22,638 of accrued interest.

      Issuance of 65,000 shares of Common Stock in satisfaction of liabilities and payment of legal and professional expenses.

      Issuance  of  15,642   shares  of  Common  Stock  in  payment  of  officer
      compensation.









                             See Accompanying Notes

                       QPQ CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.    ORGANIZATION:

      QPQ Corporation (the "Company/"QPQ") formerly known as International Pizza Corporation, was organized for the purpose of developing and operating franchised Domino's stores in the Republic of Poland ("Poland"). On June 27, 1997, the Company sold its wholly-owned Polish subsidiary Pizza King Polska, Sp.zo.o ("PK Polska") to an unrelated party, in exchange for $500,000 cash, relinquishment of certain PK Polska related assets owned by the Company and assumption of all liabilities of PK Polska by the purchaser as more fully explained in Note 10.

      Since August 1995, QPQ Medical Centers, Inc. has been in the business of developing and/or operating centers which offer primary care, medical services and medically supervised weight loss programs. In June 1997, the Company sold three of its four operating weight loss centers as more fully explained in Note 9.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      BASIS OF PRESENTATION - The accompanying consolidated financial statements at June 30, 1997 include the accounts of the Company and its wholly owned subsidiary, QPQ Medical Centers, Inc. ("QPQ Medical"). QPQ Medical commenced operations in January, 1996. All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations and cash flows for PK Polska for all periods presented are included in discontinued operations.

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

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

                       QPQ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


      The only currency that may be used in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. At June 30, 1997 and 1996, the exchange rate was 3.2640 and 2.7720 new zlotys per dollar, respectively. Monetary assets and liabilities are translated from the local currency, the "zloty", to U.S. dollars at the period end exchange rate. Non-monetary assets, liabilities, and related expenses, primarily furniture, equipment, leasehold improvements and related depreciation and amortization, were translated using historical exchange rates. Income and expense accounts, excluding depreciation and amortization, were translated at a weighted average exchange rate.

      The accounts of PK Polska were measured using the Polish zloty. Due to Poland's highly inflationary environment through December 31, 1995, generally accepted accounting principles required QPQ to calculate and recognize on its statement of operations its currency translation gains or losses associated with PK Polska. Due to the reduction in Polands inflation rate, effective for the year ended December 31, 1996, QPQ was no longer required pursuant to generally accepted accounting principles to recognize currency translation gains or losses in its statement of operations. As a result of this change the net loss and net loss per common share for the three and six months ended June 30, 1996, were decreased by $28,765 and $18,704 and $.09 and $.09 , respectively.

      GOING CONCERN - The report of the Company's independent accountants on their audit of the Company's December 31, 1996 consolidated financial statements contained uncertainties relating to the Company's ability to continue as a going concern. The Company has incurred a substantial loss in the six months ended June 30, 1997 and uncertainties exist with regard to the Company's ability to generate sufficient cash flows from operations or other sources to meet existing obligations and fund its commitment with regard to the expansion of its existing operations which gives rise to doubts about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      NET LOSS PER COMMON SHARE - The computation of net loss per common share in the accompanying statements of operations is based upon the weighted average number of shares outstanding during the period adjusted for the 1 for 20 reverse split described in Note 7. The net loss per common share does not include the assumed exercise of any common stock options or warrants since their inclusion would be anti-dilutive.


3.    RESTRICTED CASH:

      At December 31, 1996, the Company had $300,000 of restricted cash, classified as a current asset, which represented collateral for the outstanding line of credit of PK Polska (See Note 10). The $300,000 was relinquished in connection with the sale of PK Polska as more fully described in Note 10.

                       QPQ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    BANK CREDIT FACILITIES:

      In January 1995, PK Polska obtained a $300,000 line of credit from American Bank in Poland, S.A. with interest payable quarterly at a rate of 7.75% per annum. The Company guaranteed the borrowings which were collateralized by its amounts on deposit. In connection with the sale of PK Polska the borrowings were assumed by the purchaser of PK Polska and the Company was released from its guarantee.


5.    NOTE PAYABLE:

      The $40,000 note is payable in full in February 2000 and bears interest at the prevailing prime rate as published by the Wall Street Journal.


6.    8 % CONVERTIBLE DEBENTURES:

      In March 1997, the Company entered into Securities Subscription Agreements (the "Agreements") for the sale of $1,280,000 of 8% Convertible Debentures (the "Debentures") with a maturity date of March 31, 1998, for which the Company received net proceeds of $1,066,667. Interest on the debentures was payable quarterly.

      The Debentures were originally convertible into shares of common stock at a conversion price per share equal to the lower of (a) 75% of the average closing bid price of the common stock for five business days immediately preceding the conversion date or (b) 75% of the average of the closing bid price of the common stock for the business day immediately preceding the date of the individual Subscription Agreement.

      Pursuant to a settlement entered into with all holders of the Debentures the holders agreed to accept three shares of Common Stock in exchange for each $1 of principal amount of each Debenture. In addition, all accrued interest on the debentures was satisfied by issuance of the Common Stock. On June 4, 1997, the Company issued 192,000 shares of Common Stock in exchange for all of the outstanding Debentures.

      The  $165,927  of  unamortized  costs  associated  with  issuance  of  the
debentures  has  been  charged  against   additional  paid  in  capital  in  the
accompanying consolidated financial statements at June 30, 1997.

      The Debentures were originally issued in reliance upon the exemption from registration afforded by Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.


7.    SHAREHOLDERS' EQUITY:

      On August 8, 1997, the Company declared a 1-for-20 reverse stock split, payable to stockholders of record on August 22, 1997. All information relating to outstanding shares of common stock in the accompanying financial statements for all periods presented has been restated to reflect the reverse split.

                       QPQ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



      The Company's Stock Option Plan (the "Plan") and Directors Stock Option Plan (the "Directors Plan") (collectively the "Plans"), authorize the issuance of 50,000 and 2,500 shares of common stock options, respectively. The Plans are designed to serve as incentives for retaining qualified and competent employees and directors.


      The following table reflects the option activity for the six months ended June 30, 1997:


Outstanding at beginning of period                             25,125
Granted                                                         1,375
Exercised                                                        -
Expired                                                     (   1,500)
                                                           ----------
Outstanding at end of period                                   25,000
                                                           ==========
Exercisable at end of period                                   15,725
                                                           ==========
Price range of options
  outstanding at end of period                        $13.80 - $57.50
                                                      ===============
Available for grant at end of period                           27,500
                                                           ==========

      In July 1996, QPQ sold 59,750 shares of Common Stock in a private offering and received cash proceeds of $1,195,000. Principal shareholders of the Company, including the Company's former Chairman, Chief Executive Officer and President purchased an aggregate of 15,000 shares of the offering. In September 1996 and November 1996 QPQ sold 16,851 and 4,823 shares of Common Stock pursuant to two Regulation S offerings and received aggregate cash proceeds of $969,923, net of offering expenses.

      At June 30, 1997, the Company has reserved 206,541 shares of Common Stock for issuance pursuant to outstanding options and warrants.


8.    SETTLEMENT OF UNDERWRITER WARRANTS:

      On November 20, 1996, the Company was notified by holders of Warrants for the purchase of an aggregate of 1,913 shares of Common Stock issued on September 22, 1993, pursuant to the Underwriter's Common Stock Purchase Agreement, between the Company and Reich & Co., Inc., that pursuant to the anti-dilution provisions contained in such Warrants, the Warrant exercise per share of Common Stock underlying the Warrant was reduced to $5.00 per share. The claim alleged that the number of shares for which the Warrants are exercisable increased to an aggregate of 68,850 shares. Additionally, the warrant holders demanded registration of such shares. On May 14, 1997, the Company repurchased the warrants for a total purchase price of $201,000. The accompanying June 30, 1997 consolidated financial statements reflect a loss on underwriter warrant settlement in the amount of $201,000.

                        QPQ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.    LOSS ON DISPOSITION OF ASSETS:

      Effective June 23, 1997 the Company sold three of its operating Medical Centers to an unrelated party in exchange for cash of $25,000, which was received on July 1, 1997 and notes receivable of $57,000. Following is a computation of the loss incurred on such sale:

      Net book value of assets sold:
         Furniture equipment and leasehold
            improvements                        $ 261,468
         Deposits and other assets                 48,620
                                                 --------

            Total Assets sold                     310,088

         Proceeds from sale                        82,000
                                                 --------

            Loss on sale                        $ 228,088
                                                 ========


      As security for its notes receivable the Company has a first lien on all assets located in the three medical centers sold as well as a first lien on all assets located in an additional medical center owned by the purchaser.

      The Company has been released by the landlord on the leases relating to two of the centers sold and is presently attempting to obtain a release relating to the third center.


10.   DISCONTINUED OPERATIONS:

      On June 27, 1997, the Company sold its wholly-owned Polish subsidiary PK Polska for $500,000, plus a release from all other obligations of the Company relative to PK Polska, including bank guarantees. The Company also relinquished its $300,000 certificate of deposit and related interest receivable of $37,054 (which was used as collateral for a $300,000 bank loan to PK Polska) and transferred the unamortized cost of its Domino's Development rights to the purchaser. Following is a computation of the loss incurred on the sale:

      Net assets of PK Polska at
         date of sale                            $ 312,608
      Certificate of deposit  relinquished         300,000
      Transfer of net book value of
         Domino's development rights               189,103
                                                  --------

            Total                                  801,711
      Less proceeds received                       500,000
                                                  --------

            Loss on sale                         $ 301,711
                                                  ========

                       QPQ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      Following is a condensed summary of the results of operations of PK Polska for all periods presented in the accompanying consolidated financial statements:



                          Three Months Ended          Six Months Ended
                               June 30,                    June 30,
                       ------------------------    ------------------------
                          1997          1996          1997          1996
                       ----------    ----------    ----------    ----------

     Restaurant Sales  $  302,443    $  365,459    $  588,439    $  648,138

     Operating Loss    $(  96,326)   $( 114,716)   $( 308,957)   $( 307,151)

     Net Loss          $(  95,205)   $( 117,398)   $( 315,502)   $( 321,466)


11.   COMMITMENTS:

      On April 18, 1997, the Company entered into a two year consulting agreement with an unrelated individual to provide advice and consult with the company concerning identifying, evaluating, structuring, negotiating and closing business acquisitions, including asset purchases, consolidations, mergers, joint ventures and strategic alliances with companies located in Russia and the former Soviet Republic. The company issued 15,000 shares of common stock as initial compensation and further agreed to issue 30,000 shares of common stock upon the successful completion of an acquisition or merger introduced to the Company by the consultant. If any such acquisition or merger is not completed due to the fault of the Company the 30,000 shares will be issued to the consultant as a breakup fee.

      On May 9, 1997, the Company entered into a five year employment agreement with its President providing for annual salary of $120,000 with annual increases equal the greater of the annual increase in CPI or 6% of the previous year's base salary. The President received a signing bonus in the form of 18,255 shares of common stock and received options to purchase an aggregate of 25,000 shares of common stock at an amended exercise price of $1.20 per share. The options vested immediately and expire ten years from the date of the employment agreement. Subsequent to June 30, 1997, additional options to purchase an aggregate of 20,708 shares of common stock at an exercise price of $1.20 per share, were granted pursuant to the anti-dilution provisions contained in the employment agreement.

Item 2.  Management's Discussion and Analysis or Plan of Operation.
         ---------------------------------------------------------

GENERAL

      On May 12, 1997, C. Lawrence Rutstein was appointed CEO and President of the Company. When the existing Board of Directors resigned, Robert Hausman was added to the Board with Mr. Rutstein.

      After the new management reviewed the financial status of the Company and the continuing serious operating losses the following actions were taken:

      1. The Company's subsidiary, Pizza King Polska, Ltd. ("PKP") which operated Domino Pizza franchises in Poland was sold for $500,000. In addition to the continuing operating losses, the Company was in default of its franchise agreement with Dominos and the Company did not have adequate resources to cure the default.

      2. The Company sold three of its four weight loss centers operated by QPQ Medical Weight Loss Center, Inc. ("QPQ Medical") a wholly owned subsidiary which was organized on August 25, 1995 to offer supervised weight loss programs using a protocol which integrates systems and routines of nutrition management, exercise and prescribed medication. The centers continued to have substantial operating losses and combined with the negative publicity on weight loss medications management believed it was prudent to sell the centers. The remaining center in Aventura, Florida is focused on primary medical care and management has made changes to reduce its operating losses.

      3. The new management has reduced the corporate overhead in salaries, rents and other expenses to preserve the Company's resources.

      4. The Company has made a $250,000 demand loan to Lator, Inc, a company involved in the harvesting, bagging and selling of sphagnum peat moss to the nursery industry and other allied uses primarily in Canada and the United States. The Company is presently completing its due diligence and may consider a more permanent investment in Lator.

      5. Management continues to examine other business opportunities for the company.

      With the cash on hand and the cash available from the demand note receivable the company has the ability to fund its corporate operations for the next twelve months. However, in the event management identifies new business opportunities for the Company it would most likely be necessary for the Company to raise additional funds by debt or equity to fund such opportunity. QPQ has no assurances that such fund raising will be available.

SIX MONTHS ENDED JUNE 30, 1997 VS SIX MONTHS ENDED JUNE 30, 1996:

RESULTS OF OPERATIONS

      QPQ Medical commenced operations in January 1996. Due to the start up nature of QPQ Medical's operations and based upon the differing number of Medical Centers open for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996, a comparison of QPQ Medicals operations for the two periods is not meaningful.

      During the six months ended June 30, 1997, QPQ Medical generated Medical Center Revenues of $538,723 from its four Medical Centers. During the six months ended June 30, 1996, QPQ Medical generated Medical Center Revenues of $307,590 from the opening of its first two Medical Centers in January 1996 and April 1996.

      During the six months ended June 30, 1997, QPQ Medical incurred $490,525 of Payroll and Related Costs, $349,795 of Occupancy and other costs, $173,625 of Advertising Expense, which includes the amortization of approximately $146,000 of prepaid advertising incurred during 1996, and $56,582 of Depreciation and Amortization.

      Payroll and Related Costs as a percentage of Medical Center Revenues for the six months ended June 30, 1997 and 1996, were approximately 91% and 73%, respectively. Due to the start up nature of QPQ Medicals operations these costs are disproportionate in relation to the Medical Center Revenues, as a result of the necessity to fully staff the Medical Centers at the time of opening prior to their ability to generate Medical Center Revenues.

      Occupancy and Other Operating Expenses as a percentage of Medical Center Revenues for the six months ended June 30, 1997 and June 30, 1996 were approximately 65% and 49%, respectively. The 16% increase as a percentage of Medical Center Revenues is primarily attributable to the operation of all four Medical Centers during the six months ended June 30, 1997, as compared to the operation of two Medical Centers for a portion of the six months ended June 30, 1996.

      Advertising Expense as a percentage of Medical Center Revenues for the six months ended June 30, 1997 and June 30, 1996 were approximately 32% and 51%, respectively. The 19% decrease as a percentage of Medical Center Revenues is primarily attributable to the operation of all four Medical Centers during the six months ended June 30, 1997 as compared to the operation of two Medical Centers for a portion of the six months ended June 30, 1996 and a reduction in media advertising during the 1997 period.

      Depreciation and Amortization as a percentage of Medical Center Revenues for the six months ended June 30, 1997 and June 30, 1996 were approximately 11% and 9%, respectively. The 3% increase as a percentage of Medical Center Revenues is primarily attributable to the operation of all four Medical Centers during the six months ended June 30, 1997 as compared to the operation of only two Medical Centers for a portion of the six months ended June 30, 1996.

      Effective June 23, 1997 the Company sold three of its operating Medical Centers to an unrelated party in exchange for cash of $25,000, which was received on July 1, 1997 and notes receivable of $57,000. Following is a computation of the loss incurred on such sale:

      Net book value of assets sold:
         Furniture equipment and leasehold
            improvements                        $ 261,468
         Deposits and other assets                 48,620
                                                 --------
            Total Assets sold                     310,088

         Proceeds from sale                        82,000
                                                 --------
            Loss on sale                        $ 228,088
                                                 ========
                                       15

      As security for its notes receivable the Company has a first lien on all assets located in the three medical centers sold as well as a first lien on all assets located in an additional medical center owned by the purchaser.

      The Company has been released by the landlord on the leases relating to two of the centers sold and is presently attempting to obtain a release relating to the third center.

      General and Administrative Expenses for the six months ended June 30, 1997 and June 30, 1996, totalled $1,012,947 and $593,261, respectively. For the six months ended June 30, 1997, General and Administrative Expenses were comprised of executive and office staff salaries and benefits of $165,848, legal and professional fees, office rent, travel, telephone and other corporate expenses of $762,539, and depreciation and amortization of $84,560. For the six months ended June 30, 1996, General and Administrative Expenses were comprised of executive and office staff salaries of $186,735, legal and professional fees, office rent, travel, telephone and other general corporate expenses of $363,420 which figure includes $83,041 of preopening costs incurred by QPQ Medical, and depreciation and amortization of $43,106.

      Interest and other income for the six months ended June 1997 and 1996 was $21,676 and $9,748. The $11,928 is primarily attributable to interest earned on invested funds during the 1997 period as well as miscellaneous income relating to the disposal of assets.

      Interest expense for the six months ended June 30, 1997 was $26,872 and relates primarily to the issuance of the 8% Convertible Debentures in March 1997, which were exchanged for common stock in June 1997.

      On June 27, 1997, the Company sold its wholly-owned Polish subsidiary PK Polska for $500,000, plus a release from all other obligations of the Company relative to PK Polska, including bank guarantees. The Company also relinquished its $300,000 certificate of deposit (which was used as collateral for a $300,000 bank loan to PK Polska) and transferred the unamortized cost of its Domino's Development rights to the purchaser. Following is a computation of the loss incurred on the sale:

      Net assets of PK Polska at
         date of sale                            $ 312,608
      Certificate of deposit and related
         interest receivable relinquished          300,000
      Transfer of net book value of
         Domino's development rights               189,103
                                                  --------
            Total                                  801,711

      Less proceeds received                       500,000
                                                  --------
            Loss on sale                         $ 301,711
                                                  ========


      Following is a condensed summary of the results of operations of PK Polska for all periods presented in the accompanying consolidated financial statements:

                         Three Months Ended         Six Months Ended
                              June 30,                   June 30,
                      ------------------------    ------------------------
                         1997         1996           1997          1996
                      ----------    ----------    ----------    ----------

    Restaurant Sales  $  302,443    $  365,459    $  588,439    $  648,138

    Operating Loss    $(  96,326)   $( 114,716)   $( 308,957)   $( 307,151)

    Net Loss          $(  95,205)   $( 117,398)   $( 315,502)   $( 321,466)


LIQUIDITY AND CAPITAL RESOURCES

      On August 8, 1997, QPQ declared a 1 for 20 reverse stock split, payable to stockholders of record on August 22, 1997. All information relating to outstanding shares of common stock in the following paragraphs has been restated to reflect the reverse split

      As of June 30, 1997, QPQ had working capital of $605,417 and cash and cash equivalents of $362,798.

      With the cash on hand and the cash available from the demand note receivable the company has the ability to fund its corporate operations for the next twelve months. However, in the event management identifies new business opportunities for the Company it would most likely be necessary for the Company to raise additional funds by debt or equity to fund such opportunity. QPQ has no assurances that such fund raising will be available.

      To date, QPQ's business has been principally financed by proceeds from QPQ's public offering of QPQ Common Stock and Warrants, proceeds from bank credit facilities, proceeds from two private offerings of QPQ Common Stock and proceeds from two Regulation S Offerings of QPQ Common Stock.

      During the year ended December 31, 1996 , QPQ completed a private offering (the "Private Offering") of 59,750 shares of Common Stock at an offering price of $20.00 per share. The Private Offering was made only to accredited investors in accordance with the provisions of Regulation D promulgated under the Securities Act of 1933, as amended. The former Chairman of the Board, Chief Executive Officer, President and a principal shareholder of QPQ, and another principal shareholder of QPQ, purchased 10,000 and 5,000 shares of common stock, respectively.

      In July 1996 and November 1996 QPQ sold 16,851 and 4,823 shares of Common Stock in two Regulation S offerings and received cash proceeds of $959,923, net of offering expenses.

      From January 13, 1997 through March 12, 1997, the Company's former Chairman of the Board, Chief Executive Officer and President along with his mother loaned the Company an aggregate of $397,000, repayable on demand, with interest at 8% per annum. The loans were made for working capital purposes. On March 17, 1997, the loans were repaid in full together with $3,022 of accrued interest from proceeds received in connection with issuance of the 8% Convertible Debentures.

      In March 1997, the Company entered into Securities Subscription Agreements (the "Agreements") for the sale of $1,280,000 of 8% Convertible Debentures (the "Debentures") with a maturity date of March 31, 1998, for which the Company received net proceeds of $1,066,667. Interest was payable quarterly. The Debentures were convertible into shares of common stock at a conversion price per share equal to the lower of (a) 75% of the average closing bid price of the common stock for five business days immediately preceding the conversion date or
(b) 75% of the average of the closing bid price of the common stock for the business day immediately preceding the date of the individual Subscription Agreement.

      Pursuant to a settlement entered into with all holders of the Debentures the holders agreed to accept three shares of Common Stock in exchange for each $1 of principal amount of each Debenture. In addition, all accrued interest on the debentures was satisfied by issuance of the Common Stock. On June 4, 1997, the Company issued 192,000 shares of Common Stock in exchange for all of the outstanding Debentures.

      The  $165,927  of  unamortized  costs  associated  with  issuance  of  the
debentures  has  been  charged  against   additional  paid  in  capital  in  the
accompanying consolidated financial statements at June 30, 1997.

      The   Debentures   were  issued  in  reliance  upon  the  exemption   from
registration afforded by Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

      On November 20, 1996, the Company was notified by holders of Warrants for the purchase of an aggregate of 1,913 shares of Common Stock issued on September 22, 1993, pursuant to the Underwriter's Common Stock Purchase Agreement, between the Company and Reich & Co., Inc., that pursuant to the anti-dilution provisions contained in such Warrants, the Warrant exercise per share of Common Stock underlying the Warrant was reduced to $5.00 per share. The claim alleged that the number of shares for which the Warrants are exercisable increased to an aggregate of 68,850 shares. Additionally, the warrant holders demanded registration of such shares. On May 14, 1997, the Company repurchased the warrants for a total purchase price of $201,000. The accompanying June 30, 1997 consolidated financial statements reflect a loss on underwriter warrant settlement in the amount of $201,000.

      On May 23, 1997, QPQ entered into an Undertaking and Loan Agreement (the "Loan Agreement") with International Fast Food Corporation, a Florida corporation ("IFFC") and Pizza King Polska Sp, z.o.o., a Polish limited liability company ("PKP"), whereby IFFC granted to QPQ a loan in the amount of $500,000, plus interest at the rate of 9% per annum (the "Loan"). By the terms of the Loan Agreement, the Loan shall be repaid by QPQ (in U.S. Dollars) in full no later than 3 months from the date of the Loan Agreement. QPQ also had the right to prepay the principal amount without penalty. In order to secure IFFC's rights under the Loan Agreement, QPQ agreed to transfer to IFFC 41,258 shares of Common Stock of PKP (the "PKP Shares") owned by QPQ pursuant to an Agreement on Transfer of Shares as Collateral dated May 23, 1997 (the "Transfer Agreement"). Under the Transfer Agreement, IFFC agrees to transfer the PKP Shares back to QPQ upon full repayment of the Loan.

      On June 27, 1997, QPQ, IFFC and PKP mutually agreed to terminate the Transfer Agreement and IFFC transferred the shares of PKP back to QPQ, and QPQ sold the PKP shares to Krolewska Pizza Sp.zo.o ("KP") for a total purchase price of $500,000, represented by the transfer of QPQ's $500,000 liability owing to IFFC to KP.
                                      18

      On May 27, 1997, QPQ received a letter from Nasdaq concerning the continued listing of QPQ's shares of Common Stock on The Nasdaq SmallCap Market (the "Letter"). The Letter indicated that QPQ's shares of Common Stock have failed to maintain a closing bid price greater than or equal to $1.00. Nasdaq also stated that to be eligible for continued listing, all securities, except warrants and rights, must maintain a minimum bid price of $1.00 or, as an alternative if the bid price is less than $1.00, maintain capital surplus of $2,000,000 and a market value of the public float of $1,000,000. QPQ has also failed to meet the alternative. The Letter also stated that QPQ will be provided 90 calendar days in which to regain compliance with the minimum bid price or the alternative requirement. On August 8, 1997, QPQ declared a 1 for 20 reverse stock split, payable to stockholders of record on August 22, 1997, in order to meet the minimum Nasdaq bid price for its common stock.

      On April 18, 1997, the Company entered into a two year consulting agreement with an unrelated individual to provide advice and consult with the company concerning identifying, evaluating, structuring, negotiating and closing business acquisitions, including asset purchases, consolidations, mergers, joint ventures and strategic alliances with companies located in Russia and the former Soviet Republic. The company issued 15,000 shares of common stock as initial compensation and further agreed to issue 30,000 shares of common stock upon the successful completion of an acquisition or merger introduced to the Company by the consultant. If any such acquisition or merger is not completed due to the fault of the Company the 30,000 shares will be issued to the consultant as a breakup fee.

      On May 9, 1997, the Company entered into a five year employment agreement with its President providing for annual salary of $120,000 with annual increases equal the greater of the annual increase in CPI or 6% of the previous year's base salary. The President received a signing bonus in the form of 18,255 shares of common stock and received options to purchase an aggregate of 25,000 shares of common stock at an amended exercise price of $1.20 per share. The options vested immediately and expire ten years from the date of the employment agreement. Subsequent to June 30, 1997, additional options to purchase an aggregate of 20,708 shares of common stock at an exercise price of $1.20 per share, were granted pursuant to the anti-dilution provisions contained in the employment agreement.

      On August 5, 1997, the Company's publicly traded warrants were delisted from the Nasdaq Small Cap Market due to the absence of any registered market makers to trade the securities.

                          PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      Please see Note 8 on Page 11 and the Managements Discussion and Analysis on Page 18 with respect to the settlement of the Underwriters warrant for $201,000.

ITEM 2.     CHANGES IN SECURITIES

      (c) 10,000 shares of stock were issued to Weight Loss Associates, Inc. in exchange as consideration for the termination and transfer of assets under a License Agreement between Weight Loss Associates and the Company.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.     OTHER INFORMATION

      None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (b)   Reports on Form 8-K

                  (i) On June 19, 1997, the Company filed a Form 8-K in connection with the resignation of Mitchell Rubinson as President and Chief Executive Officer, a loan of $500,000 from International Fast Food Corporation; the conversion of the 8.0% Convertible Debentures, and the NASDAQ 90 day continued listing letter.

                                   SIGNATURES

      In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, QPQ has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    QPQ CORPORATION



DATE:  August 19, 1997              By: /s/ C. Lawrence Rutstein
                                       -----------------------------------------
                                    C. Lawrence Rutstein, Chairman of the Board,
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)