Form 10QSB
period 1997-09-30
QPQ CORP
filed 1997-11-13
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



           [X]  Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997



           [ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

                For the transition period from ____________ to ____________.


                        Commission file number 1-12350

                            REGENESIS HOLDINGS, INC.
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

                           Yes   [x]     No  [ ]


      The number of shares outstanding of the issuer's common stock, par value $.01 per share as of November 5, 1997 was 588,643, after giving effect to a 1 for 20 reverse split which was declared on August 8, 1997 and a 1 for 3 reverse split which was declared on September 17, 1997.

      Transitional Small Business Disclosure Format:

                           Yes   [ ]     No  [x]

                   REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS
                                 (Unaudited)





PART I.  FINANCIAL INFORMATION                                         Page
------------------------------                                         ----

      ITEM. 1     Financial Statements


                  Condensed Consolidated Balance Sheets
                  as of September 30, 1997 and December
                  31, 1996                                             2 - 3


                  Condensed Consolidated Statements of
                  Operations for the Three and Nine
                  Months Ended September 30, 1997 and
                  1996                                                   4


                  Condensed Consolidated Statement of
                  Shareholders' Equity for the Nine
                  Months Ended September 30, 1997                        5


                  Condensed Consolidated Statements of
                  Cash Flows for the Nine Months Ended
                  September 30, 1997 and 1996                          6 - 7


                  Notes to Condensed Consolidated
                  Financial Statements                                 8 - 13



      ITEM. 2     Management's Discussion and Analysis
                  or Plan of Operation                                14 - 17



PART II.  OTHER INFORMATION
---------------------------



SIGNATURES

                    REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                     ------


                                                    September 30,   December 31,
                                                          1997            1996
                                                      ----------      ----------


CURRENT ASSETS:

   Cash and cash equivalents                          $    7,524      $  138,731
   Restricted cash                                          --           300,000
   Note receivable from Lator, Inc                       300,000            --
   Notes and accounts receivable
      from sale of QPQ Medical                           214,542            --
   Receivables                                              --           171,972
   Inventory                                                --            57,718
   Accrued interest receivable                             2,416          28,889
   Due from affiliates                                      --           149,382
   Prepaid expenses                                       27,000         230,368
                                                      ----------      ----------

      Total current assets                               551,482       1,077,060
                                                      ----------      ----------

Furniture, equipment & leasehold
  improvements, net                                       86,302       1,988,251

Deferred charges, net of accumulated
   amortization  of $ 1,250 and $11,301
   respectively                                              250         124,030

Domino's development rights, net
  of accumulated  amortization  of
   $106,208 at December 31, 1996                            --           204,646
                                                      ----------      ----------

                                                      $  638,034      $3,393,987
                                                      ==========      ==========







                                 (Continued)

                   REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
                                 (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY



                                                 September 30,      December 31,
                                                      1997              1996
                                                 ------------      ------------



CURRENT LIABILITIES:

   Accounts payable                              $     29,983      $    479,895
   Accrued expenses                                      --              92,489
   Due to affiliate                                      --             243,983
   Bank credit facilities payable                        --              21,718
                                                 ------------      ------------

      Total current liabilities                        29,983           838,085
                                                 ------------      ------------

BANK CREDIT FACILITIES PAYABLE                           --             300,000
                                                 ------------      ------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

   Preferred Stock, $.01 par value,
      1,000,000 shares authorized;
      no shares issued                                   --                --
   Common  Stock, $.01 par value,
      1,666,667 shares authorized;
      237,643 and 122,557 shares
      issued  and  outstanding,
      respectively                                      2,376             1,275
   Additional paid-in capital                      10,844,050         9,276,942
   Accumulated deficit                            (10,238,375)       (7,090,852)
   Accumulated translation adjustment                    --              68,537
                                                 ------------      ------------

      Total shareholders' equity                      608,051         2,255,902
                                                 ------------      ------------



                                                 $    638,034      $  3,393,987
                                                 ============      ============

                             See Accompanying Notes

                  REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                Three Months Ended          Nine Months Ended
                                                   September 30,              September 30,
                                           --------------------------    --------------------------
                                               1997           1996           1997          1996
                                           -----------    -----------    -----------    -----------
GENERAL & ADMINISTRATIVE
   EXPENSES                                $   164,526    $   219,173    $   968,322    $   488,658


OTHER INCOME (EXPENSES):
   Interest and other income                       503            270         21,698          9,454
   Interest expense                             (4,503)          (708)       (31,375)          (708)
   Underwriter warrant
         settlement                               --             --         (201,000)          --
                                           -----------    -----------    -----------    -----------
   Total other income
        (expense), net                          (4,000)          (438)      (210,677)         8,746
                                           -----------    -----------    -----------    -----------

LOSS FROM CONTINUING
   OPERATIONS                                 (168,526)      (219,611)    (1,178,999)      (479,912)

DISCONTINUED OPERATIONS:
   Loss from operations                        (87,119)      (723,233)    (1,371,183)    (1,619,392)
   Loss on disposal of
         discontinued operations              (295,630)          --         (597,341)          --
                                           -----------    -----------    -----------    -----------

LOSS FROM DISCONTINUED
   OPERATIONS                                 (382,749)      (723,233)    (1,968,524)    (1,619,392)
                                           -----------    -----------    -----------    -----------

NET LOSS                                   $  (551,275)   $  (942,844)   $(3,147,523)   $(2,099,304)
                                           ===========    ===========    ===========    ===========

NET LOSS PER COMMON
   SHARE:
   Continuing operations                   $      (.70)   $     (1.81)   $     (6.77)   $     (4.35)
   Discontinued operations                       (1.60)         (5.97)        (11.28)        (14.69)
                                           -----------    -----------    -----------    -----------
         Net loss                          $     (2.30)   $     (7.78)   $    (18.05)   $    (19.04)
                                           ===========    ===========    ===========    ===========
WEIGHTED AVERAGE
   COMMON SHARES
   OUTSTANDING                                 239,908        121,188        174,419        110,254
                                           ===========    ===========    ===========    ===========











                                    See Accompanying Notes

                               REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             For the Nine Months Ended September 30, 1997
                                             (Unaudited)


                                        Common Stock              Additional   Accumulated
                                   -------------------------        Paid In    Translation     Accumulated
                                      Shares          Amount        Capital     Adjustment       Deficit          Total
                                   ----------    -----------     -----------   -----------   ------------    ------------
Balances,
   December 31,
   1996                               127,557    $     1,275     $ 9,276,942   $    68,537   $( 7,090,852)   $  2,255,902

Issuance of Common Stock
   in exchange for 8%
   Convertible Debentures,
   net of unamortized debenture
   issue costs of $165,927             64,000            640       1,136,071          -              -          1,136,711

Issuance of Common Stock
   in satisfaction of liabilities
   and payment of legal and
   professional expenses               31,667            317         346,627          -              -            346,944

Issuance of Common Stock
   in payment of officer
   compensation                         6,086             61          34,493          -              -             34,554

Issuance of Common Stock
   in private placement,
   net of expenses of $15,018           8,333             83          49,917          -              -             50,000

Translation
   adjustments                            -               -             -        (  68,537)          -        (    68,537)


Net loss for
   the period                             -               -             -             -       ( 3,147,523)    ( 3,147,523)

                                   ----------    -----------     -----------   -----------   ------------    ------------
Balances,
   September 30, 1997                 237,643    $     2,376     $10,844,050   $      -      $(10,238,375)   $    608,051
                                   ==========    ===========     ===========   ===========   ============    ============










































                                                See Accompanying Notes
                                                          5

                  REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)



                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      1997              1996
                                                  -----------       -----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:

   Net Loss                                       $(3,147,523)      $(2,099,304)
   Adjustment to reconcile net
      loss to net cash used in
      operating activities:
          Depreciation and amortization                54,905            27,952
          Loss on sale of discontinued
             operations                               851,883              --
          Expenses paid by issuance of
             common stock                             404,136              --
   Changes in operating assets and
      liabilities:
          Accrued interest receivable                  26,473              --
          Prepaid expenses                            (27,000)             --
          Accounts payable and
             accrued expenses                         (49,354)            5,183
          Discontinued operations -
             noncash charges and
             working capital changes                  448,112           460,587
                                                  -----------       -----------
   Net cash used in operating
      activities                                   (1,438,368)       (1,605,582)
                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of
      discontinued operations                         585,000              --
   Proceeds from sale of equipment                     73,350              --
   Note receivable                                   (300,000)             --
   Discontinued operations                            300,000          (861,102)
   Payments for furniture, equipment
      and leasehold improvements                      (13,000)          (79,403)
                                                  -----------       -----------

   Net cash provided by(used in)
      investing activities                            645,350          (940,505)
                                                  -----------       -----------













                                 (Continued)

                  REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      1997              1996
                                                  -----------       -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES:

   Net proceeds from issuance of
      common stock                                    50,000          1,997,932
   Payment for option                                   --              (10,000)
   Net proceeds from issuance of
      8% convertible debentures                    1,066,667               --
   Proceeds from exercise of
     stock options                                    30,000               --
   Discontinued operations                          (321,718)            53,072
   Payments from(to) affiliates, net                 (94,601)             8,235
                                                 -----------        -----------

   Net cash provided by financing
      activities                                     730,348          2,049,239
                                                 -----------        -----------


FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT                                        (68,537)           (56,511)

DECREASE IN CASH AND CASH
   EQUIVALENTS                                      (131,207)          (553,359)

BEGINNING CASH AND CASH EQUIVALENTS                  138,731          1,052,831
                                                 -----------        -----------

ENDING CASH AND CASH EQUIVALENTS                 $     7,524        $   499,472
                                                 ===========        ===========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:

   Cash paid during the period for:
      Interest:
          Continuing operations                  $    31,375        $       708
                                                 ===========        ===========
          Discontinued operations                $    17,475        $    28,090
                                                 ===========        ===========

SUPPLEMENTAL SCHEDULE OF NON
   CASH INVESTING & FINANCING
   ACTIVITIES:


NINE MONTHS ENDED SEPTEMBER 30, 1997:

      Issuance of 64,000 shares of Common Stock in satisfaction of $1,280,000 principal amount of 8% Convertible Debentures and $22,638 of accrued interest.

      Issuance of 31,667 shares of Common Stock in satisfaction of liabilities and payment of legal and professional expenses.

      Issuance  of  6,086   shares  of  Common   Stock  in  payment  of  officer
      compensation.


                            See Accompanying Notes

                  REGENESIS HOLDINGS, INC.   AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.    ORGANIZATION:

      On November 4, 1997, the Company changed its name to Regenesis Holdings, Inc. ( the "Company/Regenesis"). The Company formerly known as QPQ Corporation, was originally organized for the purpose of developing and operating franchised Domino's Pizza stores in the Republic of Poland ("Poland"). From August 9, 1995, through September 3, 1997, the Company's wholly-owned subsidiary, QPQ Medical Centers, Inc. ("QPQ Medical") was in the business of developing and or operating medical centers which offered primary care medical services and medically supervised weight loss programs. On June 27, 1997, the Company sold its wholly-owned Polish subsidiary Pizza King Polska, Sp z.o.o. ("PK Polska") to an unrelated party, in exchange for $500,000 cash, relinquishment of certain PK Polska related assets owned by the Company and assumption of all liabilities of PK Polska by the purchaser. On September 3, 1997, the Company sold its wholly-owned subsidiary QPQ Medical Centers, Inc. to an unrelated party, in exchange for $60,000 of cash, a $150,000 note receivable and the assumption of all liabilities of QPQ Medical by the purchaser. See Note 5 for additional details regarding the disposition of PK Polska and QPQ Medical.

      On October 8, 1997, the Company acquired 100% of the issued and outstanding common stock of Lator International, Inc. ("Lator") from unrelated parties in exchange for 300,000 shares of the Company's Series A Preferred Stock. Lator was formed for the purpose of marketing Canadian Sphagnum peat moss and has entered into an agreement to purchase a Canadian Company which leases certain peat moss bogs in Canada and harvests and sells the peat moss primarily in the Southeastern United States.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Basis of Presentation - The accompanying condensed consolidated financial statements at September 30, 1997 include the accounts of the Company. The results of operations and cash flows for PK Polska and QPQ Medical for all periods presented are included in Discontinued Operations.

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

      The accompanying unaudited condensed consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1996 as filed with the Securities and Exchange Commission. The December 31, 1996 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

                  REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)



      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

      Going Concern - The report of the Company's independent accountants on their audit of the Company's December 31, 1996 consolidated financial statements contained uncertainties relating to the Company's ability to continue as a going concern. The Company has incurred a substantial loss in the nine months ended September 30, 1997 and uncertainties exist with regard to the Company's ability to generate sufficient cash flows from operations or other sources to meet existing obligations, which gives rise to doubts about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Net Loss Per Common Share - The computation of net loss per common share in the accompanying statements of operations is based upon the weighted average number of shares outstanding during the period adjusted for the reverse splits described in Note 4. The net loss per common share does not include the assumed exercise of any common stock options or warrants since their inclusion would be anti-dilutive.

      Reclassification - Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.


3.    8 % CONVERTIBLE DEBENTURES:

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

      Pursuant to a settlement entered into with all holders of the Debentures the holders agreed to accept three shares of Common Stock in exchange for each $1 of principal amount of each Debenture. In addition, all accrued interest on the debentures was satisfied by issuance of the Common Stock. On June 4, 1997, the Company issued 64,000 shares of Common Stock in exchange for all of the outstanding Debentures.

                   REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)



      The  $165,927  of  unamortized  costs  associated  with  issuance  of  the
debentures  has  been  charged  against   additional  paid  in  capital  in  the
accompanying condensed consolidated financial statements at September 30, 1997.

      The Debentures were originally issued in reliance upon the exemption from registration afforded by Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.


4.    SHAREHOLDERS' EQUITY:

      On August 8, 1997, the Company declared a 1-for-20 reverse stock split, payable to stockholders of record on August 22, 1997, and on September 17, 1997, the Company declared a 1 for 3 reverse stock split, payable to stockholders of record on October 8, 1997. All information relating to outstanding shares of common stock in the accompanying financial statements for all periods presented has been restated to reflect the reverse splits.

      The Company's Stock Option Plan (the "Plan") and Directors Stock Option Plan (the "Directors Plan") (collectively the "Plans"), authorized the issuance of 16,667 and 833 shares of common stock options, respectively.

      As of September 30, 1997, all options issued under the Plans had expired and the Company intends to terminate the Plans.

      On October 3, 1997, the Company established its 1997 Stock Option Plan ("1997 Plan") which authorizes the issuance of options to purchase a maximum of 1,000,000 shares of Common Stock. All shares to be issued under the 1997 Plan have been registered pursuant to a Form S-8 Registration Statement, which was filed and became effective on October 3, 1997.

      As of September 30, 1997, the Company has outstanding options to purchase 16,903 shares of the Company's common stock at an exercise price of $3.60 per share of common stock, none of which were granted pursuant to the aforementioned 1997 Plan. Subsequent to September 30, 1997, the Company granted options to purchase 351,000 shares of Common Stock.

      During the three months ended September 30, 1997, the Company issued 8,333 shares of common stock in a private offering and received net proceeds of $50,000. During the same period, the Company also issued 10,000 shares of common stock in payment of $18,000 of legal fees and 872 shares of common stock in payment of employee compensation.


5.    DISCONTINUED OPERATIONS:

      Effective June 23, 1997, the Company sold three of its four operating medical centers to an unrelated party in exchange for cash of $25,000, which was

                   REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)

received on July 1, 1997 and notes receivable of $57,000. The Company recorded a loss on disposition of assets of $228,088 in its condensed consolidated financial statements for the nine month period ended September 30, 1997. After completion of this sale it was the Company's intention to continue to operate the remaining medical center. Subsequently, during the quarter ended September 30, 1997, management of the Company determined that it would be in the best interest of the Company to dispose of the remainder of its medical center operation in order to eliminate the continuing losses associated with such operation and the potential contingent liabilities related to the weight loss business.

      On September 3, 1997 the Company sold its 100% interest in QPQ Medical to an unrelated party in exchange for $60,000 of cash, a $150,000 note receivable, and the assumption of all liabilities of QPQ Medical by the purchaser. In addition, QPQ Medical transferred computer equipment with a net book value of $74,789 to the Company as additional consideration. The note bears interest at 10% per annum, is payable in monthly principal installments of $5,000 commencing October 1, 1997, with a balloon payment of $90,000 payable on September 30, 1998. Interest is payable at maturity. The note is secured by a first lien on all assets of QPQ Medical and certain other assets owned by the purchaser.

      On June 27, 1997, the Company sold its wholly-owned Polish subsidiary PK Polska for $500,000, plus a release from all other obligations of the Company relative to PK Polska, including bank guarantees. The Company also relinquished its $300,000 certificate of deposit (which was used as collateral for a $300,000 bank loan to PK Polska) and transferred the unamortized cost of its Domino's Development rights to the purchaser. Following is a computation of the loss incurred on the sale of QPQ Medical and PK Polska:


                                            Q P Q          P K
                                           Medical        Polska          Total
                                        ----------     ----------     ----------
Net assets at date of sale              $  580,418     $  312,068     $  893,026
Certificate of deposit  relinquished          --          300,000        300,000
Transfer of net book value of
   Domino's development rights                --          189,103        189,103
                                        ----------     ----------     ----------

                  Total                    580,418        801,711      1,382,129
Less proceeds received                     284,788        500,000        784,788
                                        ----------     ----------     ----------

                  Loss on sale          $  295,630     $  301,711     $  597,341
                                        ==========     ==========     ==========

                   REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)

      Following is a condensed summary of the results of operations of QPQ Medical and PK Polska for all periods presented in the accompanying consolidated financial statements:

                             Three Months Ended        Nine Months Ended
                                September 30,              September 30,
                         ------------------------   -------------------------
                             1997          1996          1997         1996
                         -----------   ----------   -----------   -----------
       Restaurant Sales  $  133,545    $  655,169   $ 1,260,707   $ 1,610,897

       Net Loss          $(  87,119)   $( 723,233)  $(1,371,183)  $(1,619,392)


 6.   COMMITMENTS:

      On April 18, 1997, the Company entered into a two year consulting agreement with an unrelated individual to provide advice and consult with the company concerning identifying, evaluating, structuring, negotiating and closing business acquisitions, including asset purchases, consolidations, mergers, joint ventures and strategic alliances with companies located in Russia and the former Soviet Republic. The company issued 5,000 shares of common stock as initial compensation and further agreed to issue 10,000 shares of common stock upon the successful completion of an acquisition or merger introduced to the Company by the consultant. If any such acquisition or merger is not completed due to the fault of the Company the 10,000 shares will be issued to the consultant as a breakup fee.

      On May 9, 1997, the Company entered into a five year employment agreement with its President providing for annual salary of $120,000 with annual increases equal to the greater of the annual increase in CPI or 6% of the previous year's base salary. The President received a signing bonus in the form of 6,086 shares of common stock and received options to purchase an aggregate of 15,236 shares of common stock at an amended exercise price of $3.60 per share. The options vested immediately and expire ten years from the date of the employment agreement.

      As of September 30, 1997, pursuant to the anti-dilution provisions contained in the employment agreement, the President was entitled to receive 17,229 additional shares of common stock and 43,061 options to purchase common stock at an exercise price of $3.60 per share.

7.    SUBSEQUENT EVENTS:

      On October 7, 1997, the Board of Directors of the Company designated 300,000 shares of authorized Preferred Stock as Series A Preferred Stock with a par value of $.01 per share. The Series A Preferred Stock has equal voting rights with the Company's Common Stock; is convertible, at the option of the holder, into five shares of Common Stock for each share of Series A Preferred Stock; is redeemable at any time at the sole option of the Company at a redemption price to be negotiated by the parties; entitled to dividends from time to time as determined in the sole discretion of the Company out of funds legally available for the payment of dividends; and is entitled to a liquidation preference of $.01 per share upon voluntary or involuntary dissolution or winding up of the Company.
                                      12

                   REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)


      On October 8, 1997, the Company acquired 100% of the issued and outstanding common stock of Lator International, Inc. ("Lator") from unrelated parties in exchange for 300,000 shares of the Company's Series A Preferred Stock. Lator was formed for the purpose of marketing Canadian Sphagnum peat moss and has entered into an agreement to purchase a Canadian company which leases certain peat moss bogs in Canada and harvests and sells the peat moss primarily in the Southeastern United States.

      Currently, there are not sufficient shares of Common Stock authorized by the Company for the full conversion of the Series A Preferred Stock and the Company is preparing proxy material to request that shareholders authorize additional shares of Common Stock for the purpose of the conversion and other corporate needs.

Item 2.       Management's Discussion and Analysis or Plan of Operation.
              ---------------------------------------------------------

GENERAL

      Managements Discussion and Analysis or Plan of Operation contains various "forward looking statements" within the meaning of the Securities Act of 1993 and the Securities And Exchange Act of 1934, which represents the Company's expectations or beliefs concerning future events including without limitation the following; ability of the Company to obtain financing on terms and conditions that are favorable: ability of the Company to achieve profitability and sufficiency of cash provided by operations, investing and financing activities.

      The Company cautions that these statements are further qualified by important factors that would cause actual results to differ materially from those contained in the forward looking statements, including without limitations, the demand for the Company's products and services, changes in the level of operating expense and the present and future level of competition. Results actually achieved may differ materially from expected results included in these statements.

      On November 4, 1997, the Company changed its name to Regenesis Holdings, Inc. (the "Company/Regenesis").

      At September 30, 1997, Regenesis did not have any operating subsidiaries. During the quarter ended September 30, 1997, management of the Company determined that it would be in the best interest of the Company to dispose of the remainder of its medical center operation in order to eliminate the continuing losses associated with such operation and the potential contingent liabilities related to the weight loss business.

      On May 12, 1997, C. Lawrence Rutstein was appointed CEO and President of the Company. When the existing Board of Directors resigned, Robert Hausman was added to the Board of Directors with Mr. Rutstein.

      After new management reviewed the financial status of the Company and the continuing serious operating losses, the following action was taken

1. Effective June 23, 1997, the Company sold three of its four weight loss centers operated by QPQ Medical Weight Loss Centers, Inc. ("QPQ Medical") a wholly-owned subsidiary which was organized on August 25, 1995 to offer supervised weight loss programs using a protocol which integrates systems and routines of nutrition management, exercise and prescribed medication. The centers continued to have substantial operating losses and combined with the negative publicity on weight loss medications management believed it was prudent to sell the centers. The Company incurred a loss of $228,088 on such sale.

2. On June 27, 1997, the Company sold its wholly-owned Polish subsidiary PK Polska ("PKP) which operated Domino's Pizza franchises in Poland for $500,000 of cash. In addition to the continuing operating losses, the Company was in default of its franchise agreement with Domino's and the Company did not have adequate resources to cure the default. The Company incurred a loss of $301,711 on such sale.

3. On September 3, 1997 the Company sold its 100% interest in QPQ Medical to an unrelated party in exchange for $60,000 of cash, a $150,000 note receivable, and the assumption of all liabilities of QPQ Medical by the purchaser. In addition, QPQ Medical transferred computer equipment with a net book value of $74,789 to the Company as additional consideration. The Company incurred a loss of $295,630 on such sale.

4. On October 7, 1997, the Board of Directors of the Company designated 300,000 shares of authorized Preferred Stock as Series A Preferred Stock with a par value of $.01 per share. The Series A Preferred Stock has equal voting rights with the Company's Common Stock; is convertible, at the option of the holder, into five shares of Common Stock for each share of Series A Preferred Stock; is redeemable at any time at the sole option of the Company at a redemption price to be negotiated by the parties; entitled to dividends from time to time as determined in the sole discretion of the Company out of funds legally available for the payment of dividends; and is entitled to a liquidation preference of $.01 per share upon voluntary or involuntary dissolution or winding up of the Company.

5. On October 8, 1997, the Company acquired 100% of the issued and outstanding common stock of Lator International, Inc. ("Lator") from unrelated parties in exchange for 300,000 shares of the Company's Series A Preferred Stock. Lator was formed for the purpose of marketing Canadian Sphagnum peat moss and has entered into an agreement to purchase a Canadian company which leases certain peat moss bogs in Canada and harvests and sells the peat moss primarily in the Southeastern United States. The Company has made an aggregate of $400,000 of secured demand loans to Lator, $300,000 of which were outstanding as of September 30, 1997

      The Company is presently involved in negotiations with the shareholders of Replogle Enterprises, LLC ("Replogle") to acquire 100% of the assets of Replogle. Replogle is in the business of producing hardwood lumber and other wood products for the furniture and other industries.

      With the cash on hand and the cash available from the demand note receivable the company has the ability to fund its corporate operations for the next twelve months. However, in order to fund the operations of Lator, proceed with the acquisition of the assets of Replogle and acquire any additional businesses, it will be necessary for the Company to raise additional debt or equity financing in order to fund such transactions. There can be no assurance that the Company will be able to obtain additional financing or that additional financing will be available on acceptable terms to fund future commitments.

      On October 27, 1997, the Company's Common Stock was delisted from the NASDAQ SmallCap Market and has traded on the over the counter market (Electronic Bulletin Board) since that date.

NINE MONTHS ENDED SEPTEMBER 30, 1997 VS NINE MONTHS ENDED SEPTEMBER 30, 1996:

RESULTS OF OPERATIONS

      During the nine months ended September 30, 1997, the Company generated revenues from QPQ Medical and PK Polska of $1,260,707 and $1,610,897, respectively and incurred losses from such operations in the amounts of $(1,371,183) and $(1,619,392), respectively.
                                      15

      Effective June 23, 1997 the Company sold three of its operating Medical Centers to an unrelated party in exchange for cash of $25,000, which was received on July 1, 1997 and notes receivable of $57,000 and incurred a loss on such sale of $228,088, which is included in loss from discontinued operations in the accompanying condensed consolidated financial statements.

      On June 27, 1997, the Company sold its wholly-owned Polish subsidiary PK Polska for $500,000, plus a release from all other obligations of the Company relative to PK Polska, including bank guarantees. The Company also relinquished its $300,000 certificate of deposit (which was used as collateral for a $300,000 bank loan to PK Polska) and transferred the unamortized cost of its Domino's Development rights to the purchaser. Following is a computation of the loss incurred on the sale of QPQ Medical and PK Polska:



                                            Q P Q          P K
                                           Medical        Polska          Total
                                        ----------     ----------     ----------
Net assets at date of sale              $  580,418     $  312,068     $  893,026
Certificate of deposit  relinquished          --          300,000        300,000
Transfer of net book value of
   Domino's development rights                --          189,103        189,103
                                        ----------     ----------     ----------

                  Total                    580,418        801,711      1,382,129
Less proceeds received                     284,788        500,000        784,788
                                        ----------     ----------     ----------

                  Loss on sale          $  295,630     $  301,711     $  597,341
                                        ==========     ==========     ==========




   General and Administrative Expenses for the nine months ended September 30, 1997 and September 30, 1996, totalled $968,322 and $488,658, respectively. For the nine months ended September 30, 1997, General and Administrative Expenses were comprised of executive and office staff salaries and benefits of $199,118, legal and professional fees, office rent, travel, telephone and other corporate expenses of $687,645, and depreciation and amortization of $81,559. For the nine months ended September 30, 1996, General and Administrative Expenses were comprised of executive and office staff salaries of $129,554, legal and professional fees, office rent, travel, telephone and other general corporate expenses of $307,838 and depreciation and amortization of $51,266.

   Interest and other income for the nine months ended June 1997 and 1996 was $21,698 and $9,454. The $21,698 is primarily attributable to interest earned on invested funds during the 1997 period ,as well as, miscellaneous income relating to the disposal of assets

   Interest   expense  for  the  nine  months  ended   September  30,  1997  was
$(31,375)and relates primarily to interest incurred on the 8% Convertible Debentures prior to their conversion into Common Stock in June 1997.

   Following is a condensed  summary of the results of operations of QPQ Medical
and  PK  Polska  for  all  periods  presented   in  the  accompanying  condensed
consolidated financial statements:


                             Three Months Ended        Nine Months Ended
                                September 30,              September 30,
                         ------------------------   -------------------------
                             1997          1996          1997         1996
                         -----------   ----------   -----------   -----------
       Restaurant Sales  $  133,545    $  655,169   $ 1,260,707   $ 1,610,897

       Net Loss          $(  87,119)   $( 723,233)  $(1,371,183)  $(1,619,392)


LIQUIDITY AND CAPITAL RESOURCES

      On August 8, 1997, the Company declared a 1 for 20 reverse stock split, payable to stockholders of record on August 22, 1997 and on September 17, 1997, the Company declared a 1 for 3 reverse stock split, payable to stockholders of record on October 8, 1997. All information relating to o utstanding shares of common stock in the following paragraphs has been restated to reflect the reverse splits.

      As of September 30, 1997, the Company had working capital of $521,499 and cash and cash equivalents of $7,524.

      In March 1997, the Company entered into Securities Subscription Agreements (the "Agreements") for the sale of $1,280,000 of 8% Convertible Debentures (the "Debentures") with a maturity date of March 31, 1998, for which the Company received net proceeds of $1,066,667. Interest was payable quarterly. The Debentures originally were convertible into shares of common stock at a conversion price per share equal to the lower of (a) 75% of the average closing bid price of the common stock for five business days immediately preceding the conversion date or (b) 75% of the average of the closing bid price of the common stock for the business day immediately preceding the date of the individual Subscription Agreement.

      Pursuant to a settlement entered into with all holders of the Debentures the holders agreed to accept three shares of Common Stock in exchange for each $1 of principal amount of each Debenture. In addition, all accrued interest on the debentures was satisfied by issuance of the Common Stock. On June 4, 1997, the Company issued 64,000 shares of Common Stock in exchange for all of the outstanding Debentures.

      The  $165,927  of  unamortized  costs  associated  with  issuance  of  the
debentures  has  been  charged  against   additional  paid  in  capital  in  the
accompanying condensed consolidated financial statements at September 30, 1997.

      The   Debentures   were  issued  in  reliance  upon  the  exemption   from
registration afforded by Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

                          PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      None.

ITEM 2.     CHANGES IN SECURITIES

      None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.     OTHER INFORMATION

      On October 28, 1997, pursuant to the written consent of the Board of Directors and the holders of a majority of the issued and outstanding voting securities, QPQ Corporation, a Florida corporation (the "Company") approved the filing of Articles of Amendment to the Articles of Incorporation changing the name of the Company to Regenesis Holdings, Inc. to be effective on October 29, 1997.

      Concurrent therewith, the ticker symbol for the Company's Common Stock which is traded on the OTC Electronic Bulletin Board has been changed from "QPQQ" to "RGNS" and the new CUSIP number for the Company's Common Stock is 75886B106.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                  No.   Description
                  ---   -----------

                  3(i) Articles of Amendment to the Articles of Incorporation of QPQ Corporation changing the name of the corporation to Regenesis Holdings, Inc.

                  27    Financial Data Schedule (Electronic filing only).

           (b)    Reports on Form 8-K

                  (i) On July 22, 1997, the Company filed a Form 8-K in connection with the sale of its 100% interest in Pizza King Polska Sp. z.o.o.

                  (ii) On August 8, 1997, the Company filed a Form 8-K in connection with the 1 for 3 reverse stock split which was payable to shareholders of record as of August 22, 1997.

                  (iii) On September 18, 1997 the Company filed a Form 8-K in connection with the sale of its 100% interest in QPQ Medical Centers, Inc.

                  (iv) On October 22, 1997, the Company filed a Form 8-K in connection with the acquisition of 100% of the issued and outstanding stock of Lator International, Inc.

                  (v) On October 28, 1997, the Company filed a Form 8-K in connection with the 1 for 3 reverse stock split which was payable to shareholders of record on October 9, 1997, and the delisting of its Common Stock from the NASDAQ SmallCap Market on October 27, 1997.

                                   SIGNATURES


      In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, Regensis has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    REGENESIS HOLDING, INC.



DATE:  November 13, 1997            By: /s/ C. Lawrence Rutstein
                                       -----------------------------------------
                                    C. Lawrence Rutstein, Chairman of the Board,
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)