Form 10KSB
period 1997-12-31
REGENESIS HOLDINGS
filed 1998-06-10
CIK 910111

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


         [X]      Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997



         [ ]     Transition Report Under Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

         For the transition period from ____________ to ____________.

                         Commission file number 1-12350

                                 REGENESIS HOLDINGS, INC.
   --------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                Florida                                    65-0611607
  --------------------------------                   ----------------------
    (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)


     7777 Glades Road, Suite 211
         Boca Raton, Florida                                 33434
    -------------------------------                  ----------------------
(Address of Principal Executive Offices)                   (Zip Code)

                                 (561) 470-6005
                      -------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                   Securities registered under Section 12(b)
                     of the Securities Exchange Actof 1934:

                                                  Name of Each Exchange
          Title of Each Class                      on Which Registered
          -------------------                      -------------------

Common Stock, par value $.01 per share,          Over the counter bulletin board
            non-cumulative

                   Common Stock Purchase Warrants not traded


                 Securities registered pursuant to Section 12(g)
                     of the Securities Exchange Act of 1934:

                         -------------------------------
                                (Title of Class)

      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State registrant's revenues for its most recent fiscal year:  none.

      State the aggregate market value of the voting stock held by non-affiliates of the registrant on June 3, 1998, computed by reference to the closing bid price ($1.50) of the Regensis Holdings, Inc. Common Stock as reported by the Wall Street Journal on that date: $1,031,487.


                     APPLICABLE ONLY TO CORPORATE ISSUERS
                     ------------------------------------

      The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Regenesis Common Stock"), as of June 3, 1998, was 762,445.

                                     PART I

Item 1.  Description of Business.
         -----------------------

GENERAL

      Regenesis Holdings, Inc. ("Regenesis"), formally known as QPQ Corporation ("QPQ"), attempted to complete the acquisition of Torland, Inc., a harvester and seller of Canadian Sphagnum Peat Moss. However, on May 1, 1998 that transaction was retroactively cancelled due to the inability to raise the financial requirements to complete the acquisition. Until June 1997, Regenesis developed and operated Domino's Pizza Stores in the Republic of Poland and had been in the business of developing centers which offer primary health care, medical services and medically supervised weight loss programs in South Florida.

         New management took over the Company in May 1997 and determined that the negative cash flow of the pizza and medical businesses was placing Regenesis in a difficult financial position. In addition, due to not meeting the expansion requirements the Company was about to lose it's Domino's Pizza franchise. Management therefore sold its Polish subsidiary for approximately $500,000. At the same time management determined that the medical businesses were losing over $70,000 per month and that the diet business was in difficulty due to the phen-fen scare. Management sold its QPQ Medical subsidiary and certain assets for cash and notes totaling $285,000.

PROPOSED VENTURE ACTIVITIES

      Regenesis continues to search for, investigate and attempt to secure and develop business opportunites on its own behalf. However, there can be no assurance that Regensis will be successful in its search for new business opportunities.

Regenesis is searching for and investigating business opportunities. Regenesis presently intends to investigate and/or engage in one or more of the following activities ("Venture Activities") : (1) acquisition of at least a majority interest in and operational control of, business enterprises; (2) development and marketing of commercial enterprises, products and/or services; and (3} participation in business ventures with existing or newly formed business entities on a joint venture or other active business relationship basis. Regenesis may also take equity positions in certain business enterprises through the direct purchase of securities or through other financing methods including the utilization of debt financing and may also purchase franchises and/or license products or services. In any case, Regenesis intends to, directly and/or through subsidiaries or affiliates, acquire and maintain a controlling interest in the entities it acquires or establishes Management anticipates that the selection of business enterprises, products or services for acquisition will be complex and risky. Because of Regenesis's limited financial capabilities at this time, it is anticipated that Regenesis may not be able to diversify its acquisitions.

Regenesis will consider the quality of the management of any business acquisition candidate and the operating records of the entity, the soundness of the service or product to be developed or being developed, the effect of market and economic conditions and governmental policies on the business and its products, the nature of its competition, and the total projected required capital. At this time, Regenesis cannot predict the manner in which it may acquire and/or participate in the establishment and/or financing of a business enterprise.


RELATIONSHIP WITH DOMINO'S

         DOMINO'S DEVELOPMENT AGREEMENT. The relationship between Regenesis and Domino's was governed principally by the Domino's Development Agreement. Pursuant to the Domino's Development Agreement, as amended, Regenesis was granted the exclusive right until December 31, 2003 to develop, operate and, with the exception of Domino's Stores to be developed in Warsaw, Poland, franchise Domino's Stores in Poland. During the Initial Term of the Domino's Development Agreement, which would have expired on December 31, 2003, Regenesis was required to open and operate, either through affiliates of Regenesis ("Affiliated Franchisees") or unrelated third parties ("Non-Affiliated Franchisees"), at least 50 Domino's Stores in accordance with a schedule that obligated Regenesis or its Non-Affiliated Franchisees to open eight Domino's Stores in 1996 and five, six or seven Domino's Stores for each of the following seven years. Regenesis did not satisfy the requirements to open eight Domino's stores during 1996 and in March 1997, Domino's granted Regenesis an extension until July 1, 1997 to satisfy such requirement.

         The Domino's Development Agreement was not assignable by Regenesis without Domino's consent. In addition, the Domino's Development Agreement prohibits Mitchell Rubinson from transferring control of Regenesis, respectively, without Domino's prior written consent. Domino's consented to Regenesis's initial public offering and agreed that the control requirement would be satisfied by the agreement of Mitchell Rubinson to serve as an officer and director of Regenesis if elected. Regenesis agreed to use its best efforts to elect Mitchell Rubinson as an officer and director. For the term of the Domino's Development Agreement, Regenesis, and Mitchell Rubinson were restricted from having an interest in, being employed by, advising or assisting another business that is the same as or similar to a Domino's Store. The Domino's Development Agreement also set forth restrictions on transfer of the various rights of Regenesis, Affiliated Franchisees and Non-Affiliated Franchisees.

         On June 27, 1997 the Company, due to its inability to meet the terms of the development agreement, sold it's wholly owned subsidiary PK Polska for $500,000, plus a release from all other obligations of the Company relative to PK Polska, including bank guarantees.



QPQ MEDICAL CENTERS, INC.'S BUSINESS

         In August 1995 QPQ Medical, formally a wholly-owned subsidiary of Regenesis, invested in the business of developing and/or operating centers which offer primary care, medical services and medically supervised weight loss programs. The weight loss programs used a protocol which integrates systems and routines of nutrition management, exercise and prescribed medication and certain other medical services to address the weight loss and non-weight loss related medical problems of its patients. In January, April, July and September of 1996, Regenesis opened four (4) medical centers. In February 1997, QPQ Medical acquired the medical practice of Dr. Jack B. Drimmer, P.A. and relocated such practice to an Aventura, Florida center. QPQ's medical centers were located in Kendall, Aventura, Fort Lauderdale and Boca Raton, Florida.

Effective June 23, 1997, the Company sold three of its four operating medical centers to an unrelated party in exchange for cash of $25,000, which was received on July 1, 1997 and notes receivable of $57,000. The Company recorded a loss on disposition of assets of $228,088 in its condensed consolidated financial statements for the year ended December 31, 1997. After completion of this sale it was the Company's intention to continue to operate the remaining medical center. Subsequently, management of the Company determined that it would be in the best interest of the Company to dispose of the remainder of its medical center operation in order to eliminate the continuing losses associated with such operation and the potential contingent liabilities related to the weight loss business.

On September 3, 1997 the Company sold its 100% interest in QPQ Medical to an unrelated party in exchange for $60,000 of cash, a $150,000 note receivable, and the assumption of all liabilities of QPQ Medical by the purchaser. In addition, QPQ Medical transferred computer equipment with a net book value of approximately $74,789 to the Company as additional consideration. The note bears interest at 10% per annum, is payable in monthly principal installments of $5,000 commencing October 1, 1997, with a balloon payment of $90,000 payable on September 30, 1998. Interest is payable at maturity. The note is secured by a first lien on all assets of QPQ Medical and certain other assets owned by the purchaser.

LATOR INTERNATIONAL, INC.

On October 8, 1997, the Company contingently acquired 100% of the issued and outstanding common stock of Lator International, Inc. ("Lator") from unrelated parties in exchange for 300,000 shares of the Company's Series A Preferred Stock, convertible into 1,500,000 shares of the Company's common stock. Lator was formed for the purpose of marketing Canadian Sphagnum peat moss and entered into an agreement to purchase a Canadian Company ("Torland") which leases certain peat moss bogs in Canada and harvests and sells the peat moss primarily in the Southeastern United States. As of May 1, 1998 that transaction was retroactively cancelled and all shares returned to the Company, due to the Company's inability to finance the purchase.

EMPLOYEES

         As of March 31, 1998, Regenesis had 2 full-time employees. Mr.
C. Lawrence Rutstein Regenesis's Chairman of the Board, Chief Executive Officer and President has entered into an employment agreement with Regenesis, pursuant to which he is required to devote such portion of his business time to Regenesis as may be reasonably required by Regenesis's Board of Directors.

Item 2.  Description of Property.
         -----------------------

         Regenesis currently maintains its executive offices in approximately 1,000 square feet of office space at 7777 Glades Road, Suite 211, Boca Raton, Florida 33434. Rental payments for the space aggregate to approximately $18,000 per annum. The lease is on a month to month basis.


Item 3.  Legal Proceedings.
         -----------------

         Regenesis is not a party to any litigation or governmental proceedings that management believes would result in any judgments or fines that would have a material adverse effect on Regenesis.



Item 4.  Submission of Matters to a Vote of Security-Holders.
         ---------------------------------------------------

         None.




                                 PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         --------------------------------------------------------

         Regenesis's Common Stock is currently listed on the National Association of Securities Dealers, Inc. ("NASD") OTC Bulletin Board under the symbol "RGNS". On October 27, 1997 the common stock was deleted from Nasdaq Stock Market ("Nasdaq"), because the Company did not meet certain maintenance requirements for continued inclusion on Nasdaq.

         The following table sets forth, for the period since January 1, 1995, the high and low closing bid quotations for the Common Stock as reported by NASD OTC Bulletin Board. The NASD OTC Bulletin Board quotations represent quotations between dealers without adjustments for retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                              High       Low
                                                              ----       ---
1995
First Quarter............................................     1 5/16       5/8
Second Quarter...........................................     2 1/8       21/32
Third Quarter............................................     1 7/16       5/8
Fourth Quarter...........................................     2 1/2        5/8

1996
First Quarter............................................     2 3/8      1 5/8
Second Quarter...........................................     2          2
Third Quarter............................................     4          3 1/2
Fourth Quarter...........................................     2 3/4      2 3/8

1997
First Quarter............................................     2 7/8       25/32
Second Quarter...........................................     1 1/8        1/8
Third Quarter (1)........................................     1 1/32       1/32
Fourth Quarter (1).......................................     2 3/4       23/32

(1) On August 8, 1997, the Company declared a 1-for-20 reverse stock split, payable to stockholders of record on August 22, 1997, and on September 17, 1997, the Company declared a 1 for 3 reverse stock split, payable to stockholders of record on October 8, 1998.

As of March 31, 1998, there were 112 holders of record of Regenesis's Common Stock. Regenesis believes that there were in excess of 300 beneficial holders of the Regenesis Common Stock.

Regenesis has not paid any cash dividends on the Regenesis Common Stock and does not currently intend to declare or pay cash dividends in the foreseeable future. Regenesis intends to retain any earnings, if any, that may be generated to provide funds for the operation and expansion of Regenesis's business.



Item 6.     Management's Discussion and Analysis or Plan of Operation.
            ----------------------------------------------------------

 GENERAL

      Management's Discussion and Analysis or Plan of Operation contains various "forward looking statements" within the meaning of the Securities Act of 1993 and the Securities And Exchange Act of 1934, which represents the Company's expectations or beliefs concerning future events including without limitation the following; ability of the Company to obtain financing on terms and conditions that are favorable: ability of the Company to achieve profitability and sufficiency of cash provided by operations, investing and financing activities.

      The Company cautions that these statements are further qualified by important factors that would cause actual results to differ materially from those contained in the forward looking statements, including without limitations, the demand for the Company's future products and services, changes in the level of operating expense and the present and future level of competition. Results actually achieved may differ materially from expected results included in these statements.

         At December 31, 1997, Regenesis did not have any operating subsidiaries. During the year ended December 31, 1997, management of the Company determined that it would be in the best interest of the Company to dispose of the remainder of its medical center operation in order to eliminate the continuing losses associated with such operation and the potential contingent liabilities related to the weight loss business.

      On May 12, 1997, C. Lawrence Rutstein was appointed CEO and President of the Company. When the existing Board of Directors resigned, Robert Hausman was added to the Board of Directors with Mr. Rutstein.

      After new management reviewed the financial status of the Company and the continuing serious operating losses, the following action was taken:

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

2. On June 27, 1997, the Company sold its wholly-owned Polish subsidiary PK Polska ("PKP") which operated Domino's Pizza franchises in Poland for $500,000 of cash. In addition to the continuing operating losses, the Company was in default of its development agreement with Domino's and the Company did not have adequate resources to cure the default. The Company incurred a loss of $301,711 on such sale.

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

5. On October 8, 1997, the Company acquired 100% of the issued and outstanding common stock of Lator International, Inc. ("Lator") from unrelated parties in exchange for 300,000 shares of the Company's Series A Preferred Stock. Lator was formed for the purpose of marketing Canadian Sphagnum peat moss and has entered into an agreement to purchase a Canadian company which leases certain peat moss bogs in Canada and harvests and sells the peat moss primarily in the Southeastern United States. The Company has made an aggregate of $350,000 of demand loans to Lator, $350,000 of which were outstanding as of December 31, 1997. On May 1, 1998 the transaction was retroactively cancelled due to the Company's inability to finance the purchase and the 300,000 shares were returned to the Company. The Loans to Lator are currently being repaid. The balance as of May 20, 1998 was $288,000.

      With the cash available from the demand notes receivable the Company has the ability to fund its corporate operations for the next twelve months. Although the Company is confident that the demand notes from Lator are collectible, the notes from the sale of the medical assets and its medical subsidiary totaling approximately $227,000 are now in default. Management has taken appropriate action to collect such notes and is uncertain at this time the degree of collectability based on the collateral underlying such notes. However, in order to acquire any businesses, it will be necessary for the Company to raise additional debt or equity financing in order to fund such transactions. There can be no assurance that the Company will be able to obtain additional financing or that additional financing will be available on acceptable terms to fund future commitments.

      On October 27, 1997, the Company's Common Stock was delisted from the NASDAQ SmallCap Market and has traded on the over the counter market (Electronic Bulletin Board) since that date.

YEAR ENDED DECEMBER 31, 1997 VS YEAR ENDED DECEMBER 31, 1996:

RESULTS OF OPERATIONS

      During the years ended December 31, 1997 and 1996 the Company generated revenues from QPQ Medical and PK Polska of $1,260,707 and $2,093,179 respectively and incurred losses from such operations in the amounts of $(1,371,183) and $(2,194,222), respectively.


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
                                        ==========     ==========     ==========




   General and Administrative Expenses for the year ended December 31, 1997 and December 31, 1996, totalled $2,565,185 and $710,679, respectively. For the year ended December 31, 1997, General and Administrative Expenses were comprised of executive and office staff salaries and benefits of $462,113 legal and professional fees, office rent, travel, telephone and other corporate expenses of $612,359, depreciation and amortization of $88,160 and consulting fees of $1,402,553. The shares issued for a portion of the compensation and consulting fees were valued at the market value of the Company's stock on the date of authorization. However, the Board took into account the lack of liquidity of the shares when issued in determining the value of the compensation. For the year ended December 31, 1996, General and Administrative Expenses were comprised of executive and office staff salaries of $223,718, legal and professional fees, office rent, travel, telephone and other general corporate expenses of $394,388,depreciation and amortization of $84,050 and consulting fees of $8,523.

   Interest and other income for the year ended December 1997 and 1996 was $19,757 and $38,627. The $19,757 is primarily attributable to interest earned on invested funds during the 1997 period ,as well as, miscellaneous income relating to the disposal of assets.

   Interest expense for the year ended December 31, 1997 was $(31,375) and relates primarily to interest incurred on the 8% Convertible Debentures prior to their conversion into Common Stock in June 1997.

   Following is a condensed summary of the results of operations of QPQ Medical and PK Polska for all periods presented in the accompanying condensed consolidated financial statements:


                                 Year Ended
                                December 31,
                         ------------------------
                             1997          1996
                         -----------   ----------
       Revenues           $ 1,260,707   $ 2,093,145

       Net Loss           $(1,371,183)  $(2,194,222)


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

      As of December 31, 1997, the Company had working capital of $44,558 and cash and cash equivalents of $500.

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

      The $165,927 of unamortized costs associated with issuance of the debentures has been charged against additional paid in capital in the accompanying condensed consolidated financial statements at December 31, 1997.

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

         none

Part III

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

         The directors and executive officers of the Company are as follows:

    Name                     Age                   Position
--------------------      ---------    ------------------------------------

C. Lawrence Rutstein         53         Chairman of the Board, Chief Executive
                                        Officer, Chief Operating Officer and
                                        President

Robert Hausman               41         Director

Robert Claire                38         Director

      C. LAWRENCE RUTSTEIN has served as the Chairman of the Board, Chief Executive Officer and President and Chief Operating Officer of the Company since May 1997. Since 1995 he has also served as president of CapQuest Partners, Inc., a company which has made several investments in emerging software companies. A Harvard Law School graduate, Mr. Rutstein has practiced corporate, banking and securities law in Philadelphia, Pennsylvania. Mr. Rutstein previously served as Chief Counsel to the Pennsylvania Department of Banking from 1971 to 1972, and served as Resident Counsel to a major Philadelphia bank. From 1989 to 1991 he served as Chairman of the Board of Cedar Group, Inc. a Nasdaq listed importer and distributor of fasteners. From 1992 until 1994 he was a General Partner of the Memphis Chicks AA baseball club and during 1995 he was chairman of the Rittenhouse Group, Inc., a private consulting company. Mr. Rutstein currently serves on the Board of Directors of Coventry Industries, Corp., Daltex Medical Sciences, Inc., Packquistion Corp., and Future Graph, Inc.

         ROBERT HAUSMAN has served as a director of Regenesis since May 1997. Since June 1997 Mr. Hausman has served as the chairman and board of directors of Coventry Industries Corp. From October 1994 to October 1997, Mr. Hausman was President and CEO of Federal Supply, Inc., a fabrication company in Pompano Beach, Florida. From February 1982 until July 1994, Mr. Hausman was a 50% owner of Bedford Weaving Mills, a Bedford, VA based specialty textile mill.

         ROBERT CLAIRE had served as a director of the Company between October 1997 and March 1998 when he resigned. Since 1989 Mr. Claire has been a partner in the law firm Selman & Claire, Boca Raton, Florida, where he specializes in real estate, corporate and business law, estate and financial planing, probate and civil litigation. Prior to entering private practice in 1986 Mr. Claire, who is also a certified public accountant, was an associate with Leonard G. Birnbaum & Company.

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


Meetings and Committees of the Board of Directors

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been complied with.

Item 10. Executive Compensation
         ----------------------

Summary Compensation Table

      The following table sets forth the aggregate compensation paid to Mr. C. Lawrence Ruttstein (the "Named Executive Officer") and
Mr. Mitchell Rubinson. None of the Company's other executive officers total annual salary and bonus for the year ended December 31, 1997 was $100,000 or more.

                                                         Long Term
                             Annual Compensation(1)     Compensation
                          --------------------------   --------------
                                                         Number of
  Name and              Fiscal             Other Annual   Options    All Other
Principal Position       Year     Salary   Compensation   Granted   Compensation
----------------------- ------    ------   ------------  ---------  ------------
C. Lawrence Rutstein      1997    $70,000    $34,554(2)    68,702(3)       -
Chief Executive Officer

Mitchell Rubinson         1997    $63,990     $  0             0           -
Former Chief Executive    1996   $155,031     $  0             -
Officer                   1995   $141,551     $  0         100,000(4)      -

-----------------
(1) The columns for "Bonus", "Restricted Stock Awards" and "LTIP Payments" have been omitted because there is no compensation required to be reported in such columns.
(2) Represents 6085 shares of Common Stock issued based on the average market value on the date of authorization.
(3) Represents an option granted to purchase 68,702 shares of Common Stock at an exercise price of $.01 per share with a value on the date of authorization if exercised of $222,594.
(4) Represents an option granted to purchase 100,000 shares of Common Stock at an exercise price of $1.5625.


Employment Agreements

The Company entered into an employment agreement with C. Lawrence Rutstein effective May 12, 1997. which provides that he would serve as Chairman of the Board, Chief Executive Officer and President for an initial term of five years, commencing on May 12, 1997. His annual salary for the first year was $120,000, subject to certain cost of living increases. Pursuant to the employment agreement, Mr. Rutstein was required to devote such portion of his business time to the Company as may be reasonably required by the Company's Board of Directors, subject to his other business interests.

         The Company had entered into an employment agreement with Mitchell Rubinson, the former Chief Executive Officer, effective July 23, 1993, which provided that he would serve as Chairman of the Board, Chief Executive Officer and President for an initial term of three years, commencing on September 22, 1993, which the Company could have extended for up to two additional years. His annual salary for the first year was $125,000, subject to annual ten percent increases. Additionally, Mr. Rubinson was entitled to receive an annual incentive bonus in the amount of 2.5% of the Company's net income after tax. In May, 1997 Mr. Rubinson resigned terminating all of his rights pursuant to his employment agreement and exchanged mutual releases with the Company.

Aggregated Fiscal Year-End Option Value Table

      As of December 31, 1997 there were 68,702 stock options held by the Named Chief Executive Officer as of December 31, 1997 and 1,666 stock options held by Robert Hausman, a member of the Board of Directors. No stock options were exercised by the Named Executive Officer during the period ended December 31, 1997. No stock appreciation rights were granted or are outstanding.


Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

      The following table sets forth, as of June 3, 1998, the number of shares of Common Stock of the Company which were owned beneficially by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director and nominee for director, (iii) the Named Executive Officer and (iv) all directors and executive officers of the Company as a group:



                                                               Percentage of
         Name and Address of      Amount and Nature of          Outstanding
         Beneficial Owner(1)     Beneficial Ownership(2)       Shares Owned
   ---------------------------- -------------------------   --------------------

C. Lawrence Rutstein ........         74,787(3)                 9.80%
All directors and
  executive officers as
  a group (two persons) .....         76,453                   10.02%

---------------

(1) Unless otherwise indicated, the address of each of the beneficial owners identified is 7777 Glades Road #211, Boca Raton, FL 33434. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Amendment upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date of this Amendment have been exercised. As of June 3, 1998, there were 762,445 shares of Common Stock outstanding.



Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

Shared Facilities

         The Company had occupied office space, at Suites 200, 206 and 210 at 1000 Lincoln Road, Miami, Florida. With respect to Suite 200, the Company was ultimately responsible for payments of $10,132 in the year ended 1996 and $0 in 1995. With respect to Suite 206, the Company was ultimately responsible for payments of $1,380 in the year ended 1996 and $156 in 1995. With respect to suite 210, the Company was responsible for $3,004 during the year ended December 31, 1996 and $9,585 during the year ended December 31, 1995. The Company shared all or a portion of these facilities with International Fast Food Corporation and Capital Brands, Inc.

         The Company currently shares a portion of its executive offices with Coventry Industries Corp. (Coventry). Mr. Rutstein serves on the board of directors of Coventry and Robert Hausman, the president and CEO of Coventry serves on the board of Regenesis Holdings, Inc.


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


Consulting Agreement

      On July 25, 1993 the Company entered into a three year consulting agreement (the "Consulting Agreement") with IFFC. Under the terms of such agreement, IFFC is to assist the Company generally with operational and administrative matters. Pursuant to the Consulting Agreement, as amended on July 27, 1994 and January 1, 1995, IFFC will provide to the Company: (1) the services of IFFC's Chief Financial Officer for not more than 30% of his business time; (2) the services of IFFC's Controller for not more than 30% of each of his business time; and (3) the services of managerial, general office and staff personnel of IFFC. In exchange for such services, the Company is required to pay IFFC: (1) 30% of all compensation and benefits provided by IFFC to its Chief Financial Officer; (2) 27.5% of all compensation and benefits provided by IFFC to its Controller; and (3) all costs and expenses incurred by IFFC in connection with the services rendered pursuant to the Consulting Agreement. For the fiscal years ended December 31, 1997 and December 31, 1996, the Company's obligations to IFFC pursuant to the terms of the Consulting Agreement aggregated to none and $4,225, respectively. Regenesis terminated the agreement with IFFC in June 1996.

     In connection with the signing of the Consulting Agreement, the Company granted IFFC an option to purchase up to 250,000 shares of the Company's Common Stock at an exercise price of $6.00 per share. This option was also terminated in June 1996 for a $10,000 cash payment.

License Agreement

      As of November 9, 1995, QPQ Medical entered into a license agreement (the "License Agreement"), with Weight Loss Associates, Inc. ("Weight Loss Associates"), a corporation owned by Dr. Rabinowitz, a former director of QPQ, and Mr.Rubinson, QPQ's former Chairman of the Board, Chief Executive Officer and President,pursuant to which QPQ Medical has acquired the exclusive rights subject to ertain restrictions, to use and sublicense a weight loss system and certain proprietary marks developed by Weight Loss Associates. The weight loss system (the "Program") integrates systems and routines of nutrition management, exercise and prescribed medication.

      Under the License Agreement, Weight Loss Associates was required to assist QPQ Medical in developing and operating the Weight Loss Centers and other businesses (collectively, the "Weight Loss Business"), that utilize the Program, which assistance includes, but is not limited to, the following: providing to QPQ Medical the Program; providing to QPQ Medical the information necessary to prepare operations and marketing materials which describe how the Program should be implemented; providing to QPQ Medical information necessary to prepare a comprehensive business plan with respect to the Program; providing to QPQ Medical any assistance or information reasonably deemed necessary or desirable by QPQ Medical in connection with any of its efforts to secure financing for the Business; providing any assistance or information reasonably deemed necessary or desirable by QPQ Medical in connection with any of his efforts to sub-license the Program and/or Marks; providing to QPQ Medical in connection with any of its efforts to (i) obtain any governmental license, authorization, permits, consent or approval with respect to use of the Program and/or Marks, and (ii) respond to any governmental authority inquiries with respect to the Business; providing to QPQ Medical technical advice regarding the development and marketing of the Business; and continuing to use its best efforts to develop and/or enhance the value of the Business and Program.

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

The licence agreement was terminated for 3,334 unregistered shares of the Company's common stock.

PART IV


Item 13.    Exhibits, Lists and Reports on Form 8-K.
            ---------------------------------------
      (a)   Exhibits:


            Exhibit     Description
            -------     -----------
            1.1        Form of Underwriting Agreement between QPQ and Reich & Co., Inc.(1)
            3.1        QPQ's Articles of Incorporation(1), as amended(14)
            3.2        QPQ's Bylaws(1)
            3(i)       Articles of Amendment to the Articles of Incorporation of QPQ Corporation setting forth the descriptions, rights and preferences of the Series A Preferred Stock.(18)
            3(ii)      Articles of Amendment to the Articles of Incorporation of QPQ Corporation changing the name of the Corporation to Regenesis Holdings, Inc.
            4.1        Form of QPQ's Common Stock Certificate(1)
            4.2        Form of Warrant Agreement between QPQ and Reich & Co., Inc. (the "Underwriter")
                       (including form of Underwriter's Warrants)(1)
            4.3        Form of Warrant Agreement between QPQ and Continental Stock Transfer &
                       Trust Company (including form of Warrants)(1)
           10.1        Domino's Development Agreement dated as of June 11, 1993, between Capital Brands and
                       Domino's (including form of Standard Franchise Agreement and Know-How and Technical Knowledge, License and Management Agreement) (the
                       "Development Agreement")(1)
           10.2        Assignment and Assumption Agreement, dated as of July 16, 1993, between QPQ and Capital
                       Brands assigning the Development Agreement to QPQ(1)
           10.3        QPQ's Stock Option Plan, as amended(1)*
           10.4        QPQ's Directors Stock Option Plan(1)*
           10.5        Employment Agreement, effective as of July 23, 1993, between QPQ and
                       Mitchell Rubinson(1)*
           10.6        Amendment to Domino's Development Agreement, dated March 7, 1995, between QPQ and Domino's (10.1) (7)
           10.7        Amendment to Employment Agreement, effective March 31, 1995, between QPQ and Mitchell Rubinson (9)*
           10.8        Form of Indemnification Agreement between QPQ and each of QPQ's Directors and Executive Officers(1)*
           10.9        Consulting Agreement, effective as of July 25, 1993, between QPQ and IFFC(1)
           10.10       Stock Option Agreement, effective as of July 25, 1993, between QPQ and IFFC(1)
           10.11       Form of Financial Consulting Agreement between QPQ and the Underwriter(1)
           10.12       Letter Amendment to Master Franchise Agreement, dated November 13, 1995, from Domino's to QPQ (13)
           10.13       Credit Facility, dated October 22, 1993, between Northern Trust Bank of Florida,
                       N.A. and QPQ (10.1)(3)
           10.14       Key Man Life Insurance Policy, dated August 9, 1993,
                       insuring life of Mitchell Rubinson with QPQ as the
                       beneficiary (4)
           10.15       Second Amendment to Consulting Agreement, dated January 1, 1995, between
                       QPQ and IFFC (9)
           10.16       Credit  Facility,  dated  January 26, 1995,  and credit
                       facility  amendment dated February 15, 1996, between PK
                         Polska and AmerBank(10.1)(10)

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

           10.40       Weight Loss Center Site, dated September 1995, between QPQ Medical and
                       M.C.H. Medical Center, Ltd. (10.1)(12)
           10.41       Weight Loss Center Site, dated November 1, 1995, between QPQ Medical and
                       Aventura Corporate Center (10.2)(12)
           10.42       License Agreement, dated November 9, 1995, between
                       QPQ Medical and Weight Loss Associates (QPQ has
                       requested of the Securities and Exchange Commission
                       that certain portions of the License Agreement
                       receive confidential treatment (10.3)(12)
           10.43       Physician Employment Agreement, dated December 27, 1995, between QPQ
                       Medical and Dr. Beth D. Yedwab, M.D. (13)*
           10.44       Physician Employment Agreement, dated December 13, 1995, between QPQ
                       Medical and Dr. Jose David Suarez, M.D. (13)*
           10.45       Amendment dated January 19, 1996, to Credit Facility dated January 31, 1995 between PKP and AmerBank (13)
           10.46       Amendment, dated November 24, 1995, to credit
                       facility dated January 26, 1995, between PKP and
                       AmerBank (13)
           10.47       Lease Agreement, dated March 18, 1996, between QPQ Medical Weight Loss
                       Centers, Inc. and Howard B. Goldman and Sue E. Goldman (13)
           10.48       Amendment to Employment between QPQ and Mitchell Rubinson, dated
                       November 7, 1996.(14)
           10.49       Amendment to its Master Franchise Agreements, dated March 21, 1996 between
                       Domino's and QPQ (14)
           10.50       Employment Agreement dated February 21, 1997 between QPQ and Dr. Jack
                       Drimmer.(14)
           10.51       Undertaking and Loan Agreement, dated May 23, 1997, by and among the Registrant,
                       International Fast Food Corporation and Pizza King Polska Sp, z.o.o.(16)
           10.52       Agreement on Transfer of Shares as Collateral, dated May 23, by and among the
                       Registrant and International Fast Food Corporation.(16)
           10.53       Stock Purchase Agreement dated as of September 3, 1997 by and between
                       QPQ Corporation and Linde Group, Inc.(17)
           10.54       Agreement and Plan of Reorganization dated October 8, 1997 by and between
                       QPQ Corporation and Darren Apel, Dr. Roy Bresky and Louis Zanette, the Shareholders
                       of Lator International, Inc.(18)
           10.55       Escrow Agreement dated October 8, 1997.(18)
           12.51       Purchase Agreement dated February 21, 1997 between QPQ and Dr. Jack
                       Drimmer, P.A.(14)
           22.1        Subsidiaries of QPQ (13)

           23.0        Consent of Accountants

           27.0        Financial Data Schedule
-----------------

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

(7) Incorporated by reference to the exhibit of the number indicated filed with QPQ's Form 8-K dated March 8, 1995.
(8) Incorporated by reference to the exhibit of the number indicated filed with QPQ's Form 8-K dated March 30, 1995.
(9) Incorporated by reference to the exhibit of the number indicated filed with QPQ's Form 10-KSB for the year ended December 31, 1994.
(10) Incorporated by reference to the exhibit of the number indicated filed with QPQ's Form 10-QSB for the quarter ended March 31, 1995.
(11) Incorporated by reference to the exhibit of the number indicated filed with QPQ's Form 10-QSB for the quarter ended June 30, 1995.
(12) Incorporated by reference to the exhibit of the number indicated filed with QPQ's Form 10-QSB for the quarter ended September 30, 1995.
(13) Incorporated by reference to the exhibit of the number indicated filed of QPQ's Form 10-KSB for the year ended December 31, 1995.
(14) Incorporated by reference to the exhibit of the number indicated filed of QPQ's Form 10-KSB for the year ended December 31, 1996.
(15) Incorporated by reference to the exhibit of the number indicated filed of QPQ's Form 10-QSB for the quarter ended March 31, 1997.
(16) Incorporated by reference to the exhibit of the number indicated filed of QPQ's Form 8-F on May 12, 1997.
(17) Incorporated by reference to the exhibit of the number indicated filed of QPQ's Form 8-K on September 18, 1997.
(18) Incorporated by reference to the exhibit of the number indicated filed of QPQ's Form 8-K on October 21, 1997.

(b)   Reports on Form 8-K:

      QPQ filed the following reports on Form 8-K during the quarterly period ended December 31, 1997:

      (i) On December 22, 1997 the Company filed a Form 8-KA in connection with the acquisition of 100% of the issued and outstanding Stock of Lator International, Inc.


SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Regenesis has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     REGENESIS HOLDINGS, INC.


DATE: June 10, 1998                By: /s/ C. Lawrence Rutstein
                                   ------------------------------------------
                                   C. Lawrence Rutstein,  Chairman of the Board,
                                   Chief Executive Officer and President
                                   [Principal Executive Officer]

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Regenesis in the capacities and on the dates indicated:


DATE: June 10, 1998                /s/ C. Lawrence Rutstein
                                   ------------------------------------------
                                   C. Lawrence Rutstein, Director


DATE: June 10, 1998                /s/ Robert Hausman
                                   ------------------------------------------
                                   Robert Hausman, Director

                   REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----





Report of Independent Certified
Public Accountants                                                           F-2


Consolidated Balance Sheets as of
December 31, 1997 and December 31,
1996                                                                   F-3 - F-4



Consolidated Statements of Operations
for the Years Ended December 31, 1997
and 1996                                                                     F-5


Consolidated Statements of
Shareholders' Equity for the Years
Ended December 31, 1997 and 1996                                             F-6


Consolidated Statements of Cash Flows
for the Years Ended December 31, 1997
and 1996                                                               F-7 - F-8


Notes to Consolidated Financial
Statements                                                            F-9 - F-22

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Regenesis Holdings, Inc.
Miami Beach, Florida


We have audited the accompanying consolidated balance sheets of Regenesis Holdings, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regenesis Holdings, Inc. as of December 31, 1997 and 1996, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered and continues to suffer significant losses, has an accumulated deficit and, as of December 31, 1997, has no operations or sources of revenues. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are described in Note
2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 Moore Stephens Lovelace, P. A
                                                 Certified Public Accountants


Orlando, Florida
May 22, 1998

                   REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS




                                                            December  31,
                                                     -------------------------
                                                        1997           1996
                                                     ----------     ----------

CURRENT ASSETS:

    Cash                                             $      500     $  138,731
    Restricted cash                                        --          300,000
    Current portion of notes receivable
         from Lator International, Inc.                 100,000           --
    Notes and accounts receivable
         from sale of QPQ Medical,
         net of allowance for doubtful
         accounts of $202,167                             2,983           --
    Receivables                                            --          171,972
    Inventory                                              --           57,718
    Accrued interest receivable                            --           28,889
    Due from affiliates                                    --          149,382
    Prepaid expenses                                     18,000        230,368
                                                     ----------     ----------

         Total current assets                           121,483      1,077,060
                                                     ----------     ----------

FURNITURE, EQUIPMENT & LEASEHOLD
    IMPROVEMENTS, NET                                    14,013      1,988,251

NONCURRENT NOTES RECEIVABLE FROM
    LATOR INTERNATIONAL, INC                            250,000           --

ASSETS HELD FOR SALE                                      3,000           --

DEFERRED CHARGES, NET OF ACCUMULATED
    AMORTIZATION OF $ 1,500 AND $11,301
    RESPECTIVELY                                           --          124,030

DOMINO'S DEVELOPMENT RIGHTS, NET
    OF ACCUMULATED AMORTIZATION OF
    $106,208 AT DECEMBER 31, 1996                          --          204,646
                                                     ----------     ----------

                                                     $  388,496     $3,393,987
                                                     ==========     ==========



                            See Accompanying Notes

                   REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS, Continued


                     LIABILITIES AND SHAREHOLDERS' EQUITY





                                                        December  31,
                                                -----------------------------
                                                    1997             1996
                                                ------------     ------------
CURRENT LIABILITIES:

    Accounts payable                            $     76,925     $    479,895
    Accrued expenses                                    --             92,489
    Due to affiliate                                    --            243,983
    Bank credit facilities payable                      --             21,718
                                                ------------     ------------

         Total current liabilities                    76,925          838,085
                                                ------------     ------------

BANK CREDIT FACILITIES PAYABLE                          --            300,000
                                                ------------     ------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

    Preferred Stock, $.01 par value,
         1,000,000 shares authorized                    --               --
    Common  Stock, $.01 par value,
         1,666,667 shares authorized;
         663,643 and 127,557 shares
         issued  and  outstanding,
         respectively                                  6,636            1,275
    Additional paid-in capital                    12,344,281        9,276,942
    Accumulated deficit                          (12,039,346)      (7,090,852)
    Accumulated translation adjustment                  --             68,537
                                                ------------     ------------

         Total shareholders' equity                  311,571        2,255,902
                                                ------------     ------------



                                                $    388,496     $  3,393,987
                                                ============     ============








                            See Accompanying Notes

                   REGENESIS HOLDINGS, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   Years Ended December 31,
                                                 ----------------------------
                                                     1997             1996
                                                 -----------      -----------
GENERAL & ADMINISTRATIVE
     EXPENSES                                    $ 2,565,185      $   710,679


OTHER INCOME (EXPENSES):
     Interest and other income                        19,757           38,627
     Interest expense                                (31,375)            (708)
     Underwriter warrant
           settlement                               (201,000)            --
     Provision for doubtful
           accounts                                 (202,167)            --
                                                 -----------      -----------
               Total other income
               (expense), net                       (414,785)          37,919
                                                 -----------      -----------

LOSS FROM CONTINUING
     OPERATIONS                                   (2,979,970)        (672,760)

DISCONTINUED OPERATIONS:
     Loss from operations                         (1,371,183)      (2,194,222)
     Loss on disposal of
           discontinued operations                  (597,341)            --
                                                 -----------      -----------

LOSS FROM DISCONTINUED
     OPERATIONS                                   (1,968,524)      (2,194,222)
                                                 -----------      -----------

NET LOSS                                         $(4,948,494)     $(2,866,982)
                                                 ===========      ===========

BASIC AND DILUTED NET
     LOSS PER COMMON SHARE:
     Continuing operations                       $    (10.63)     $     (5.88)
     Discontinued operations                           (7.03)          (19.18)
                                                 -----------      -----------
           Net loss                              $    (17.66)     $    (25.06)
                                                 ===========      ===========

WEIGHTED AVERAGE
     COMMON SHARES
     OUTSTANDING                                     280,221          114,385
                                                 ===========      ===========



                            See Accompanying Notes

                   REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                For the Years Ended December 31, 1997 and 1996



                                                                    Additional    Accumulated
                                            Common  Stock            Paid In      Translation      Accumulated
                                        Shares        Amount         Capital       Adjustment       Deficit          Total
                                    ------------   ------------   ------------    ------------    ------------    ------------
Balances,
   December 31, 1995                     100,416   $      1,004   $  7,122,290            --      $ (4,223,870)   $  2,899,424
Issuance of shares in
   private placement                      19,917            199      1,194,801            --              --         1,195,000
Issuance of shares in
   Regulation S offerings,
   net of offering expenses                7,224             72        969,851            --              --           969,923
Cost of termination of
   option                                   --             --          (10,000)           --              --           (10,000)
Translation adjustments                     --             --             --            68,537            --            68,537
Net loss for the
   year                                     --             --             --              --        (2,866,982)     (2,866,982)
                                    ------------   ------------   ------------    ------------    ------------    ------------
Balances,
   December 31,1996                      127,557          1,275      9,276,942          68,537      (7,090,852)      2,255,902


Issuance of Common Stock
   in exchange for 8%
   Convertible Debentures, net
   of unamortized debenture
   issue costs of $165,927                64,000            640      1,136,071            --              --         1,136,711
Issuance of Common Stock
   in satisfaction of liabilities
   and payment of legal and
   professional expenses                 457,667          4,577      1,620,863            --              --         1,625,440
Issuance of Common Stock
   in payment of officer
   compensation                            6,086             61         34,493            --              --            34,554
Options granted to officers
   and directors as compensation            --             --          225,995            --              --           225,995
Issuance of Common Stock
   in private placement                    8,333             83         49,917            --              --            50,000
Translation adjustments                     --             --             --           (68,537)           --           (68,537)
Net loss for the year                       --             --             --                --      (4,948,494)     (4,948,494)
                                    ------------   ------------   ------------    ------------    ------------    ------------
Balances,
   December 31,1997                      663,643   $      6,636   $ 12,344,281    $       --      $(12,039,346)   $    311,571
                                    ============   ============   ============    ============    ============    ============












                            See Accompanying Notes

                  REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                 Year Ended December 31,
                                                --------------------------
                                                    1997           1996
                                                -----------    -----------
CASH FLOWS FROM OPERATING
    ACTIVITIES:

    Net Loss                                    $(4,948,494)   $(2,866,982)
    Adjustment to reconcile net
         loss to net cash used in
         operating activities:
               Depreciation and amortization         61,506         71,224
               Loss on sale of discontinued
                   operations                       802,491           --
               Expenses paid by issuance of
                   common stock                   1,712,294           --
               Other operating expenses              64,019           --
    Changes in operating assets and
         liabilities
               Notes and accounts receivable
                   including accrued interest
                   receivable                        25,906        (28,889)
               Prepaid expenses                     (18,000)         4,454
               Accounts payable and
                   accrued expenses                  (2,412)        50,574
    Discontinued operations -
               Noncash charges and
                   working capital changes          766,114        382,354
                                                -----------    -----------
    Net cash used in operating
         activities                              (1,536,576)    (2,387,265)
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from sale of
         discontinued operations                    585,000           --
    Proceeds from sale of equipment                  49,282           --
    Discontinued operations                         300,000       (739,164)
    Notes receivable from Lator
         International, Inc.                       (350,000)          --
    Payments for furniture, equipment
         and leasehold improvements                 (14,081)       (79,403)
                                                -----------    -----------

    Net cash provided by(used in)
         investing activities                       570,201       (818,567)
                                                -----------    -----------







                            See Accompanying Notes

                   REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued



                                          Years Ended December 31,
                                         --------------------------
                                             1997          1996
                                         -----------    -----------
CASH FLOWS FROM FINANCING
    ACTIVITIES:

    Net proceeds from issuance of
         common stock                         50,000      2,164,923
    Payment for option                          --          (10,000)
    Proceeds from short term loans
         from former shareholders            397,000           --
    Repayment of short term loans
         from former shareholders           (397,000)          --
    Net proceeds from issuance of
         8% convertible debentures         1,066,667           --
    Proceeds from exercise of
         stock options                       196,333           --
    Discontinued operations                 (321,718)        21,718
    Payments from(to) affiliates, net        (94,601)        46,554
                                         -----------    -----------

    Net cash provided by financing
         activities                          896,681      2,223,195
                                         -----------    -----------

FOREIGN CURRENCY TRANSLATION
    ADJUSTMENT                               (68,537)        68,537

DECREASE IN CASH                            (138,231)      (914,100)

BEGINNING CASH                               138,731      1,052,831
                                         -----------    -----------

ENDING CASH                              $       500    $   138,731
                                         ===========    ===========

SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION:

    Cash paid during the period for:
         Interest:
               Continuing operations     $    31,375    $       708
                                         ===========    ===========
               Discontinued operations   $    17,475    $    35,745
                                         ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON
    CASH INVESTING & FINANCING
    ACTIVITIES:

Year Ended December 31, 1997:
         Issuance of 64,000 shares of Common Stock in satisfaction of $1,280,000 principal amount of 8% Convertible Debentures and $22,638 of accrued interest.

         Issuance of 457,667 shares of Common Stock in satisfaction of liabilities and payment of legal, professional and consulting expenses.

         Issuance of 6,086 shares of Common Stock in payment of officer compensation.


                            See Accompanying Notes

                   REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued


Issuance of options to purchase 70,369 shares of Common Stock in payment of
           $225,995 of Compensation expense.




                            See Accompanying Notes

                   REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION:

         On November 4, 1997, the Company changed its name to Regenesis Holdings, Inc. ( the "Company/Regenesis"). The Company, formerly known as QPQ Corporation, was originally organized for the purpose of developing and operating franchised Domino's Pizza stores in the Republic of Poland ("Poland"). From August 9, 1995, through September 3, 1997, the Company's wholly-owned subsidiary, QPQ Medical Centers, Inc. ("QPQ Medical") was in the business of developing and or operating medical centers which offered primary care medical services and medically supervised weight loss programs. On June 27, 1997, the Company sold its wholly-owned Polish subsidiary Pizza King Polska, Sp z.o.o. ("PK Polska") to an unrelated party, in exchange for $500,000 cash, relinquishment of certain PK Polska related assets owned by the Company and assumption of all liabilities of PK Polska by the purchaser. On September 3, 1997, the Company sold its wholly-owned subsidiary QPQ Medical Centers, Inc. to an unrelated party, in exchange for $60,000 of cash, a $150,000 note receivable and the assumption of all liabilities of QPQ Medical by the purchaser. See Note 11 for additional details regarding the disposition of PK Polska and QPQ Medical.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Presentation - The accompanying consolidated financial statements at December 31, 1997 include the accounts of the Company. The results of operations and cash flows for PK Polska and QPQ Medical for the year ended December 31, 1996 and for the periods from January 1, 1997, until the dates of their sale are included in Discontinued Operations in the accompanying consolidated financial statements.

         The accompanying consolidated financial statements at December 31, 1996, include the accounts of the Company and its wholly-owned Polish subsidiary Pizza King Polska a limited liability corporation and a wholly owned subsidiary QPQ Medical. QPQ Medical commenced operations in January 1996. All significant intercompany transactions and balances were eliminated in consolidation.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Foreign Currency - The only currency that may be used in Poland is the Zloty. The value of the Zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. At December 31, 1996, the exchange rate was 2,873 Zlotys per dollar. The accounts of PK Polska were measured using the Polish Zloty. Monetary assets and liabilities were translated from the local currency, the "Zloty", to U.S. dollars at the period end exchange rate. Non-monetary assets, liabilities, and related expenses,

                   REGENESIS HOLDINGS, INC AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



primarily furniture, equipment, leasehold improvements and related depreciation and amortization, were translated at a weighted average exchange rate. For the years ended December 31, 1997 and 1996, the Company recognized a currency translation loss of $68,537 and a currency translation gain of $68,537, which amounts are included in shareholders' equity under the caption Accumulated Translation Adjustment.

         Liquidity and Plan of Operations - As of December 31, 1997, the Company had cash of $500 and working capital of $44,558. The Company's ability to meet it's future obligations in relation to the orderly payment of it's current liabilities of $76,925, most of which are past due at December 31, 1997, as well as it's recurring general and administrative expenses on a current basis, is totally dependent upon its ability to collect amounts from it's unsecured advances to Lator International, Inc. of $350,000 as of December 31, 1997, which, as more fully described in Note 6, are past due by their original repayment terms. Subsequent to December 31, 1997, the Company has received repayments of approximately $60,000 on the notes. Since the Company has no other source of liquidity other than collections from it's unsecured, past due, advances to Lator International, Inc., the Company is unable to project how long it may be able to survive without a significant infusion of capital from outside sources and is further unable to predict whether such capital infusion is available, or if available, will be at terms and conditions that are acceptable to the Company. If the Company is unable to collect it's unsecured past due advances to Lator International, Inc., or is unable to raise sufficient capital, assuming such capital is available on terms and conditions acceptable to the Company, the Company may be forced to seek protection under the Federal Bankruptcy Code.

         In order to generate future operating activities, the Company intends to search for, investigate and attempt to secure and develop, business opportunities through acquisitions, reverse mergers or other venture activities. However, there can be no assurance that the Company will be successful in its search for new business opportunities or that any such businesses or ventures acquired will be successful.

         Going Concern - The accompanying financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the ordinary course of business. During the years ended December 31, 1997 and 1996, the Company has incurred losses of $4,948,494 and $2,866,982 and as of December 31, 1997, has no operating activities. As more fully described above under "Liquidity and Plan of Operations", uncertainties exist with regard to the Company's ability to generate sufficient cash flows from operations or other sources to meet and fund it's commitments with regard to existing liabilities and recurring expenses, which gives rise to doubts about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         Inventories - Inventories were stated at the lower of cost (first-in, first-out) or market and consisted primarily of restaurant food items.

                   REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         Net Loss Per Common Share - The net loss per common share in the accompanying statements of operations has been computed based upon the provisions of SFAS No. 128, Earnings Per Share, which became effective for reporting periods ending after December 15, 1997, and requires restatement of previously reported per share amounts. The adoption of SFAS No 128 did not require a change in the net loss per common share amount reported for the year ended December 31, 1996. The basic and diluted net loss per common share in the accompanying statements of operations is based upon the net loss divided by the weighted average number of shares outstanding during each period. Diluted per share data is the same as basic per share data since the inclusion of all potentially dilutive common shares that would be issuable upon the exercise of options and warrants and the assumed conversion of preferred stock would be anti-dilutive.

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

         Acquisition Costs of Development Rights - All costs associated with the acquisition of Domino's Development Rights were capitalized. The cost of these rights were amortized on a straight line basis over a period of 10 years (See Note 5).

         Deferred Charges - All costs incurred in connection with the organization of the Company were deferred and amortized on a straight-line basis over 5 years, ended December 31, 1997.

         Advertising and Promotion Expense - Production costs of future media advertising were deferred until the advertising occurred. All other advertising and promotion costs were expensed when incurred.

         Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of notes receivable. In the opinion of management, the $350,000 of notes receivable are fully collectable. See Note 6 for additional information regarding the status of the $350,000 of notes receivable at December 31, 1997.

                   REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



         Recently Issued Accounting Standards - The Company is required to adopt SFAS No 130, Reporting Comprehensive Income, in the first quarter of 1998. SFAS No 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The object of SFAS No. 130 is to report comprehensive income, a measure of all changes in equity of an enterprise that result from transactions and other economic events in a period, other than transactions with owners. Management believes that the adoption of SFAS No. 130 will not have a material impact on the Company's consolidated financial statements and the Company has elected to disclose comprehensive income in the consolidated statement of shareholders' equity upon adoption.

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information about operating segments and for related disclosures about products and services, geographic area and major customers. Regenesis will implement the disclosure provisions of SFAS No. 131 effective December 31, 1998.


3.       RESTRICTED CASH:

         At December 31, 1996, the Company had $300,000 of restricted cash, classified as a current asset, which represented collateral for PK Polska's outstanding line of credit.


4.       FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

         Furniture, equipment and leasehold improvements at December 31, 1997 and 1996 are as follows:

                                         December 31,  December 31,
                                            1997          1996
                                        -----------    -----------
Furniture and Equipment                      16,461        318,381
Restaurant Equipment                           --          735,509
Medical Equipment                              --          413,028
Leasehold Improvements                         --        1,160,673
                                        -----------    -----------
                                             16,461      2,627,591
Less: accumulated depreciation
  and amortization                           (2,448)      (639,340)
                                        -----------    -----------
                                        $    14,013    $ 1,988,251
                                        ===========    ===========
Depreciation and amortization expense   $    13,624    $   331,450
                                        ===========    ===========


5.       DOMINO'S DEVELOPMENT RIGHTS:

         From June 1993, through June 1997, the Company's wholly owned Polish subsidiary operated four Domino's Pizza stores in the Republic of Poland pursuant to the terms of a

                   REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Development Agreement between Domino's Pizza, Inc. and the Company, which granted the Company the exclusive right to develop and/or franchise Domino's stores in Poland, subject to certain terms and conditions. The Company paid Domino's a development fee of $300,000.

         The Company was required to pay Domino's a franchise fee for each store opened and a monthly royalty fee based upon a percentage of gross sales.

         As more fully described in Note 11, the Company sold its wholly owned Polish subsidiary that operated the Domino's Pizza stores.


6.       TRANSACTIONS WITH LATOR INTERNATIONAL, INC:

         On October 8, 1997, the Company agreed to purchase all of the outstanding Common Stock of Lator International, Inc. ("Lator") in exchange for 300,000 shares of the Company's Series A Preferred Stock. Completion of the acquisition was contingent upon Lator's acquisition of one hundred percent of the outstanding Common Stock of 9006-1474 Quebec, Inc., d/b/a Torland ("Torland") on or before December 31, 1997. Lator was formed for the purpose of marketing Canadian Sphagnum Peat Moss. Torland leases certain peat moss bogs in Canada and harvests and sells the peat moss primarily in the Southeastern United States.

         As a result of Lator's inability to obtain the necessary financing and complete the acquisition of Torland, in May 1998, the Company retroactively cancelled it's acquisition of Lator, and entered into a Termination and Release Agreement ("The Agreement") with all parties to the original agreement; accordingly, the accompanying Financial Statements do not include the accounts of Lator. Pursuant to the Agreement amounts advanced to Lator by the Company, aggregating $350,000 at December 31, 1997 are to be repaid in full by Lator, although no specific repayment terms are specified in the agreement. As indicated in the following table, the notes are presently past due based upon their original terms. The notes are unsecured and pursuant to the Agreement all interest due on the notes has been waived by the Company. No interest was accrued on the notes as of December 31, 1997, and no interest was received during the year ended December 31, 1997.

         Subsequent to December 31, 1997, the Company has received repayments of approximately $60,000 on the above described notes.

         The terms and original repayment conditions of the promissory notes are as follows:


 Date of               Interest       Original           Original
  Note                  Rate        Maturity Date        Principal
--------               -------      ---------------      ---------
July 17, 1997            10%        January 16, 1998      $225,000
September 16, 1997       10%        March 15, 1998          75,000
October 17, 1997         10%        On Demand               50,000
                                                          --------
  Total                                                   $350,000

                   REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)





         After receipt of the $350,000 of advances from the Company, Lator advanced the funds to Torland.


7.       8 % CONVERTIBLE DEBENTURES:

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

         The $165,927 of unamortized costs associated with issuance of the debentures has been charged against additional paid in capital in the accompanying consolidated financial statements at December 31, 1997.

         The Debentures were originally issued in reliance upon the exemption from registration afforded by Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.


8.       DEFERRED TAXES:

         As of December 31, 1997 and 1996, the Company had net operating loss carryforwards of approximately $5,627,000 and $2,647,000 respectively, for U.S. tax purposes, which expire in various years through 2012. Deferred tax assets as of December 31, 1997 and 1996 of approximately $2,110,000 and $993,000 respectively, were subject to and presented net of a 100% valuation allowance.

         At December 31, 1997, the Company has capital loss carryforwards of approximately $597,000, which expire in 2002.

                   REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



9.       SHAREHOLDERS' EQUITY:

         On August 8, 1997, the Company declared a 1-for-20 reverse stock split, effective on August 22, 1997, and on September 17, 1997, the Company declared a 1 for 3 reverse stock split, effictive on October 8, 1997. All information relating to outstanding shares of common stock in the accompanying financial statements for all periods presented has been restated to reflect the reverse splits.

         The Company's Stock Option Plan (the "Plan") and Directors Stock Option Plan (the "Directors Plan") (collectively the "Plans"), authorized the issuance of 16,667 and 833 shares of common stock options, respectively.

         The following table reflects the option activity for the years ended December 31, 1997 and 1996:
                                          1997               1996
                                        --------            ------
Outstanding at beginning of year         8,375               9,033
Options granted                           --                 2,375
Options exercised                         --                   --
Options expired                         (8,375)             (3,033)
                                       -------              ------


Options outstanding at end of year        --                 8,375
                                       =======              ======

Options exercisable at end of year        --                 5,200
                                       =======              ======

Price range of options outstanding
         at end of year                   --     $ 41.40 - $172.50
                                       =======   =================


         On October 3, 1997, the Company established its 1997 Stock Option Plan ("The 1997 Plan") which authorizes the issuance of options to purchase a maximum of 1,000,000 shares of Common Stock. All shares to be issued under The 1997 Plan have been registered pursuant to a Form S-8 Registration Statement, which was filed and became effective on October 3, 1997.

         The following table reflects the option activity under The 1997 Plan for the period from October 3, 1997 (its inception) through December 31, 1997:


                                    Option Price       Market Price    Average
                      Number of       at Date            at Date       Term in
                        Shares        of Grant           of Grant       Years
                      ----------    -------------    ----------------  --------
Options granted         496,369       $.01-$3.60        $2.125-$5.64     3.3

Options exercised      (426,000)      $.20-$ .75        $2.125-$3.25     3.0
                    -----------

                   REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Options outstanding at
  December 31, 1997        70,369       $.01-$3.60       $3.250-$5.64    5.0
                        =========

Options exercisable at
  December 31, 1997        70,369       $.01-$3.60       $3.250-$5.64
                        =========

Available for grant at
  December 31, 1997       503,631
                        =========



         The weighted average remaining term of options exercisable at December 31, 1997 approximated 4.9 years.

         The difference between the option price and quoted market value of the 426,000 options exercised aggregating $1,142,825 was charged to consulting fees and is included in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 1997.

         The 70,369 options outstanding, were granted to the Company's President and Chief Executive Officer (68,702) and a Director of the Company (1,667) and the difference between the option price and quoted market value aggregating $225,995 was charged to compensation expense and is included in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 1997. In addition, the President received 6,086 shares of Common Stock in payment of $34,554 of compensation. See Note 10 for additional information regarding expenses paid by issuance of Common Stock.

         The options granted to the Company's President and Chief Executive Officer were issued pursuant to an agreement with the Company's Board of Directors on December 15, 1997, in satisfaction of all shares of Common Stock and options to purchase Common Stock which were issuable pursuant to the anti-dilutive provision of his employment agreement.

         SFAS No 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued during 1995 and was effective for the year ended December 31, 1996. This pronouncement establishes financial accounting and reporting standards for companies to recognize compensation expenses for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules are required to disclose proforma net income and earnings per share under the new method. The Company has adopted the disclosure provisions of SFAS 123. Had compensation cost for the Company's stock option plans been determined based upon fair values at the grant dates for awards under these plans consistent with the methodology prescribed under SFAS 123 for options granted in 1997 and 1996, the Company's net loss and net loss per share for those years would have been increased by approximately $1,360.000 and $50,000 or $4.85 and $.44 per share respectively. The fair value of the options granted during 1997 and 1996 is estimated as $2,540.000 and $248,000, respectively on the date of such grants using the Black-Scholes option-pricing model with the following assumptions: volatility of 1,350% in 1997 and 235% in 1996, expected dividends of 0, risk-free interest rate of 5%, and terms of 3 to 5 years in 1997 and 8.4 to 10 years in 1996.

                   REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



         On October 7, 1997, the Board of directors of the Company designated 300,000 shares of authorized Preferred Stock as Series A Preferred Stock with a par value of $.01 per share. The Series A Preferred Stock has equal voting rights with the Company's Common Stock; is convertible at the option of the holder into five shares of Common Stock for each share of Series A Preferred Stock; is redeemable at any time at the sole option of the Company at a redemption price to be negotiated by the parties; entitled to dividends from time to time as determined in the sole discretion of the Company out of funds legally available for the payment of dividends; and is entitled to a liquidation preference of $.01 per share upon voluntary or involuntary dissolution or winding up of the Company.

         During the year ended December 31, 1997, the Company issued 8,333 shares of Common Stock in a private offering and received net proceeds of $50,000. As of December 31, 1997, such shares had not been issued, but are reflected as outstanding in the accompanying financial statements, since the proceeds from such offering were received prior to December 31, 1997. The shares were issued in April 1998.

         During the year ended December 31, 1997, the Company issued 463,753 shares of Common Stock and 70,369 options to purchase Common Stock in payment of expenses and satisfaction of liabilities. In the opinion of the Company, all such shares and options were valued at their estimated fair market value on the date of issuance, after considering all factors that could reasonably impact the fair market value of the shares and options. The Company did not obtain any independent fairness opinions with regard to the issuance of any of the shares and options.

         In connection with its initial public offering in 1993, the Company issued 23,428 of Redeemable Common Stock Purchase Warrants. Each Warrant entitles the holder to purchase one share of Common Stock for $396.00, exercisable through September 22, 1998. The Company also sold to the Underwriters a Purchase Warrant which allows the holder to purchase for $8.70 each up to 2,083 Warrants which can be converted to one share of Common Stock per Warrant at an exercise price of $540.00.

         As of December 31, 1997, the Company had 617,011 shares of Common Stock potentially issuable pursuant to its stock option plans and outstanding warrants.


10.      GENERAL AND ADMINISTRATIVE EXPENSES:

         General and administrative expenses for the years ended December 31, 1997 and 1996 are comprised as follows:

                                                     Years Ended December 31,
                                                     ------------------------
                                                        1997         1996
                                                     ----------   -----------
Consulting fees, including
   $1,292,742 paid by issuance of
   Common Stock in 1997                              $1,402,553   $    8,523

                   REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Legal and professional, including
   $62,569 paid by issuance of
   Common Stock in 1997                                269,236      145,166
Salaries and wages, including
   $260,549 paid by issuance of
   Common Stock and options to
   purchase Common Stock in 1997                       462,113      223,718
Depreciation and amortization                           88,160       84,050
Directors fees                                          18,000       22,500
Rent                                                    24,087       25,609
Travel                                                  23,456       23,000
Provision for reduction of assets
   to net realizable value                              81,582         --
All other, including
   $43,796 paid by issuance of
   Common Stock in 1997                                195,998      178,113
                                                    ----------   ----------

                  Total                             $2,565,185   $  710,679
                                                    ==========   ==========



11.      DISCONTINUED OPERATIONS:

         Effective June 23, 1997, the Company sold three of its four operating medical centers to an unrelated party in exchange for cash of $25,000, which was received on July 1, 1997 and notes receivable of $57,000. The Company recorded a loss on disposition of assets of $228,088, which is included in loss from operations, under Discontinued Operations in the accompanying Consolidated Statements of Operations for the year ended December 31, 1997. After completion of this sale it was the Company's intention to continue to operate the remaining medical center. Subsequently, management of the Company determined that it would be in the best interest of the Company to dispose of the remainder of its medical center operation in order to eliminate the continuing losses associated with such operation and the potential contingent liabilities related to the weight loss business.

         On September 3, 1997 the Company sold its 100% interest in QPQ Medical to an unrelated party in exchange for $60,000 of cash, a $150,000 note receivable, and the assumption of all liabilities of QPQ Medical by the purchaser. In addition, QPQ Medical transferred computer equipment with a net book value of $74,789 to the Company as additional consideration. The company recorded a loss of $295,630 on the sale of QPQ Medical. The note bears interest at 10% per annum, is payable in monthly principal installments of $5,000 commencing October 1, 1997, with a balloon payment of $90,000 payable on September 30, 1998. Interest is payable at maturity. The note is collateralized by a first lien on all assets of QPQ Medical and certain other assets owned by the purchaser.

                   REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         As a result of the failure of the purchasers to meet their payment obligations under the $57,000 and $150,000 notes, as of December 31, 1997, the Company recorded a provision for doubtful accounts of $202,167, to reduce such notes to their estimated net realizable value at December 31, 1997, which amount is included in other expenses in the accompanying financial statements.

         In connection with the sale of QPQ Medical, the Company received computer equipment worth a net book value of $74,789 as part of the consideration for such sale. During the period from the sale of QPQ Medical through December 31, 1997, the Company was unsuccessful in its various attempts to sell the equipment, and as of December 31, 1997, recorded a provision of $64,018 to reduce such equipment to its estimated net realizable value of $3,000. The $64,018 provision is included in general and administrative expenses in the accompanying consolidated financial statements.

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


                                                Q P Q                       P K
                                               Medical                     Polska                        Total
                                             ------------                ----------                  ------------
Net assets at date of sale                   $   580,418                 $   312,068                 $    893,026
Certificate of deposit relinquished                    -                     300,000                      300,000
Transfer of net book value of
   Domino's development rights                         -                     189,103                      189,103
                                            ------------                 -----------                 ------------

                  Total                          580,418                     801,711                    1,382,129
Less proceeds received                           284,788                     500,000                      784,788
                                            ------------                 -----------                 ------------

                  Loss on sale              $    295,630                 $   301,711                 $    597,341
                                            ============                 ===========                 ============


         Following is a condensed summary of the results of operations of QPQ Medical and PK Polska for all periods presented in the accompanying consolidated financial statements:

                   Years Ended December 31,
                 --------------------------
                    1997            1996
                 -----------    -----------

Revenue          $ 1,260,707    $ 2,093,145

Net loss         $(1,371,183)   $(2,194,222)

                   REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




         The 1997 amounts include the results of operations of PK Polska for the period from January 1, 1997 through June 27, 1997, the results of operations of three medical centers for the period from January 1, 1997, through June 23, 2997 and the operation of one medical center for the period from January 1, 1997 through September 3, 1997.

         The 1996 amounts include a full year of operations for both PK Polska and QPQ Medical.


12.      RELATED PARTY TRANSACTIONS:

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

         During the year ended December 31, 1997, the Company incurred $7,676 of legal fees from the law firm of Selmon & Claire. Robert Claire a partner in the law firm was a director of the Company during the period from October 1997 through March 1998.


13.      COMMITMENTS AND CONTINGENCIES:

         At December 31, 1997, the Company is subject to various claims relating to items arising in the normal course of business. In the opinion of the Company, the resolution of such claims will not result in a material adverse effect on the Company's financial position as of December 31, 1997.

         On November 20, 1996, the Company was notified by holders of Warrants for the purchase of an aggregate of 637 shares of Common Stock issued on September 22, 1993, pursuant to the Underwriter's Common Stock Purchase Agreement, between the Company and Reich & Co., Inc., that pursuant to the anti-dilution provisions contained in such Warrants, the Warrant exercise per share of Common Stock underlying the Warrants was reduced to $15.00 per share. The claim alleged that the number of shares for which the Warrants are exercisable increased to an aggregate of 22,950 shares. Additionally, the warrant holders demanded registration of such shares. On May 14, 1997, the Company repurchased the warrants for a total purchase price of $201,000. The accompanying consolidated financial statements for the year ended December 31, 1997 include a loss on underwriter warrant settlement in the amount of $201,000.

         On April 18, 1997, the Company entered into a two year consulting agreement with an unrelated individual to provide advice and consult with the Company concerning identifying, evaluating, structuring, negotiating and closing business acquisitions, including asset purchases,

                   REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

         On May 9, 1997, the Company entered into a five year employment agreement with its President providing for annual salary of $120,000 with annual increases equal to the greater of the annual increase in CPI or 6% of the previous year's base salary. The President received a signing bonus in the form of 6,086 shares of common stock and received options to purchase an aggregate of 68,702 shares of common stock at an amended exercise price of $.01 per share. The options vested immediately and were expired in full on May 12, 1998.

                           Regenesis Holdings, Inc.
                        Form 10-KSB, December 31, 1997

[PERIOD-TYPE]                                        12-MOS
[FISCAL-YEAR-END]                                    DEC-31-1997
[PERIOD-START]                                       JAN-01-1997
[PERIOD-END]                                         DEC-31-1997
[EXCHANGE-RATE]

[CASH]                                                     500
[SECURITIES]                                                 0
[RECEIVABLES]                                          305,150
[ALLOWANCES]                                           202,167
[INVENTORY]                                                  0
[CURRENT-ASSETS]                                       121,483
[PP&E]                                                  16,461
[DEPRECIATION]                                          (2,448)
[TOTAL-ASSETS]                                         388,496
[CURRENT-LIABILITIES]                                   76,925
[BONDS]                                                      0
[PREFERRED-MANDATORY]                                        0
[PREFERRED]                                                  0
[COMMON]                                                 6,636
[OTHER-SE]                                             304,935
[TOTAL-LIABILITY-AND-EQUITY]                           388,496
[SALES]                                                      0
[TOTAL-REVENUES]                                             0
[CGS]                                                        0
[TOTAL-COSTS]                                                0
[OTHER-EXPENSES]                                     2,948,595
[LOSS-PROVISION]                                             0
[INTEREST-EXPENSE]                                      31,375
[INCOME-PRETAX]                                     (2,979,970)
[INCOME-TAX]                                                 0
[INCOME-CONTINUING]                                 (2,979,970)
[DISCONTINUED]                                      (1,968,524)
[EXTRAORDINARY]                                              0
[CHANGES]                                                    0
[NET-INCOME]                                        (4,948,494)
[EPS-PRIMARY]                                           (17.66)
[EPS-DILUTED]                                           (17.66)