Form 10QSB
period 1998-03-31
REGENESIS HOLDINGS
filed 1998-06-29
CIK 910111

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



           [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1998



           [ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

                For the transition period from ____________ to ____________.


                        Commission file number 1-12350

                            REGENESIS HOLDINGS, INC.
  --------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                Florida                                    65-0827283
  --------------------------------                   ----------------------
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

                           Yes   [x]     No  [ ]


      The number of shares outstanding of the issuer's common stock, par value $.01 per share as of May 31, 1998 was 762,379.

      Transitional Small Business Disclosure Format:

                           Yes   [ ]     No  [x]

                   REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS
                                 (Unaudited)





PART I.  FINANCIAL INFORMATION                                         Page
------------------------------                                         ----

      ITEM. 1     Financial Statements


                  Condensed Consolidated Balance Sheets
                  as of March 31, 1998 and December
                  31, 1997                                               2


                  Condensed Consolidated Statements of
                  Operations for the Three
                  Months Ended March 31, 1998 and 1997                  3



                  Condensed Consolidated Statements of
                  Cash Flows for the Three Months Ended
                  March 31, 1998 and 1997                               4


                  Notes to Condensed Consolidated
                  Financial Statements                                  5



      ITEM. 2     Management's Discussion and Analysis
                  or Plan of Operation                                  6



PART II.  OTHER INFORMATION
-----------------------------



SIGNATURES

                   REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET



                                                    March 31,        December 31,
                                                      1998               1997
                                                  ------------       ------------
                                                  (Unaudited)            *
ASSETS

Current assets
  Cash                                            $      1,297       $        500
  Current portion of notes receivable
    from Lator International, Inc.                      61,161            100,000
  Notes and accounts  receivable
    from the sale of QPQ Medical,
    net of allowance for doubtful
    accounts of $193,667 and $202,167,
    respectively                                          --                2,983
  Prepaid expenses                                      18,000             18,000
                                                  ------------       ------------

    Total current assets                                80,458            121,483

Furniture, equipment & leasehold
  improvements, net                                     14,013             14,013

Noncurrent notes receivable from
  Lator International, Inc.                            250,000            250,000

Assets held for sale                                     3,000              3,000
                                                  ------------       ------------

                                                  $    347,471       $    388,496
                                                  ============       ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Trade accounts payable                          $     76,000       $     76,925
  Note payable - related party
                                                  ------------       ------------

    Total current liabilities                           76,000             76,925

Commitments and contingencies

Shareholders' equity
  Preferred stock, $.01 par value,
    1,000,000 shares authorized                           --                 --
  Common stock, $.01 par value,
    1,666,667 shares authorized;
    693,643 and 663,643 shares issued
    and outstanding, respectively                        6,936              6,636
  Additional paid-in capital                        12,448,981         12,344,281
  Accumulated deficit                              (12,184,446)       (12,039,346)
                                                  ------------       ------------
                                                       271,471            311,571
                                                  ------------       ------------

                                                  $    347,471       $    388,496
                                                  ============       ============

*condensed from audited financial statements
                            See Accompanying Notes
                                       2

                   REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                       Three months ended March 31,
                                      -----------------------------
                                          1998             1997
                                      -----------       -----------


Operating expenses
  General and administrative              160,100           640,795
                                      -----------       -----------

Other expenses
  Interest expense                           --             (15,207)
  Interest income                              69             4,160
  Other income                             14,931              --
  Underwriter warrant settlement             --            (201,000)
                                      -----------       -----------

                                           15,000          (212,047)
                                      -----------       -----------

Discontinued operations:
  Loss from operations                       --            (435,727)
                                      -----------       -----------

Net income (loss)                     $  (145,100)      $(1,288,569)
                                      ===========       ===========

Basic and diluted net
  loss per share

  Continuing operations               $     (0.21)      $     (6.69)
                                      ===========       ===========
  Discontinued operations             $      --         $     (3.42)
                                      ===========       ===========


Weighted average shares                   693,643           127,558
  outstanding                         ===========       ===========








                            See Accompanying Notes
                                       3

                   REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Three months ended March 31,
                                                       -----------------------------
                                                           1998             1997
                                                       -----------       -----------

Cash flows from operating activities
  Net loss                                             $  (145,100)      $(1,288,569)
  Adjustments to reconcile net income to
  net cash used in operating activities:
    Depreciation                                              --             102,135
    Provision for underwriter warrant settlement              --             201,000
    Net realizable value adjustments                          --             131,375
    Gain on disposition of equipment                        90,000              --
  Changes in operating assets and liabilities:
    Decrease in accounts receivable                         41,822            18,834
    Decrease in inventory                                                      2,314
    Increase in accrued interest receivable                                   (3,699)
    Decrease in prepaid expenses                                             185,719
    Decrease in other assets                                                  55,761
    Decrease in accounts payable                              (925)          (20,526)

                                                       -----------       -----------
  Net cash used in operating activities                    (14,203)         (615,656)
                                                       -----------       -----------

Cash flows from investing activities
  Payment for other assets                                    --             (65,374)
  Purchase of equipment                                       --             (10,231)
                                                       -----------       -----------
  Net cash used in investing activities                          0           (75,605)
                                                       -----------       -----------

Cash flows from financing activities
  Due to / from affiliates                                    --              25,697
  Proceeds from bank credit facility, net                     --               6,637
  Issuance of common stock                                  15,000              --
  Proceeds from 8% convertible debentures                     --           1,066,667
                                                       -----------       -----------
  Net cash provided by financing activities                 15,000         1,099,000
                                                       -----------       -----------

Forign currency translation adjustment                        --              38,234

Net increase (decrease) in cash                                797           445,973
Cash, beginning of year                                        500           138,731
                                                       -----------       -----------
Cash, end of year                                      $     1,297       $   584,704
                                                       ===========       ===========


Supplemental disclosure of cash flow information:
  Cash paid during the year for interest               $       --        $    12,601
                                                       ===========       ===========










                            See Accompanying Notes
                                       4

                  REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Basis of Presentation - The accompanying condensed consolidated financial statements at March 31, 1998 include the accounts of the Company. The results of operations and cash flows for PK Polska and QPQ Medical for all periods presented are included in Discontinued Operations.

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

      The accompanying unaudited condensed consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1997 as filed with the Securities and Exchange Commission. The December 31, 1997 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

      Going Concern - The report of the Company's independent accountants on their audit of the Company's December 31, 1997 consolidated financial statements contained uncertainties relating to the Company's ability to continue as a going concern. The Company has incurred a loss in the three months ended March 31, 1998 and uncertainties exist with regard to the Company's ability to generate sufficient cash flows from operations or other sources to meet existing obligations, which gives rise to doubts about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Reclassification - Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

Item 2.       Management's Discussion and Analysis or Plan of Operation.

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

         At March 31, 1998, Regenesis did not have any operating subsidiaries. During the year ended December 31, 1997, management of the Company determined that it would be in the best interest of the Company to dispose of all of its medical center operation in order to eliminate the continuing losses associated with such operation and the potential contingent liabilities related to the weight loss business.



THREE MONTHS ENDED MARCH 31, 1998 VS THREE MONTHS ENDED MARCH 31, 1997:

RESULTS OF OPERATIONS

      During the three months ended March 31, 1997 the Company generated revenues from QPQ Medical and PK Polska of $536,830 and incurred losses from such operations in the amount of $(435,727). At March 31, 1998, Regenesis did not have any operating subsidiaries.


   General and Administrative Expenses for the three months ended March 31, 1998 and March 31, 1997, totaled $146,094 and $640,795, respectively. For the three months ended March 31, 1998, General and Administrative Expenses were comprised of executive and office staff salaries and benefits of $40,302 and legal and professional fees, office rent, travel, telephone and other corporate expenses of $119,798. The shares issued for a portion of the compensation and consulting fees were valued at the market value of the Company's stock on the date of authorization. However, the Board took into account the lack of liquidity of the shares when issued in determining the value of the compensation. For the three months ended March 31, 1997, General and Administrative Expenses were comprised of executive and office staff salaries of $108,769, legal and professional fees, office rent, travel, telephone and other general corporate expenses of $467,314 and depreciation and amortization of $64,712.

   Interest and other income for the three months ended March 31, 1998 and 1997 was $15,000 and $4,160, respectively. The $15,000 is primarily attributable to interest earned on invested funds during the 1998 period ,as well as, miscellaneous income relating to the recovery of certain assets.

   Interest expense for the three months ended March 31, 1997 was $(15,207) and relates primarily to interest incurred on the 8% Convertible Debentures prior to their conversion into Common Stock in June 1997.

   Following is a condensed summary of the results of operations of QPQ Medical and PK Polska for all periods presented in the accompanying condensed consolidated financial statements:


                            Three Months Ended
                                March 31,
                         ------------------------
                             1998          1997
                         -----------   ----------
       Revenues           $   -        $ 536,830

       Net Loss           $   -        $(435,727)


LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 1998, the Company had working capital of $3,533 and cash and cash equivalents of $1,297.


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

                                    REGENESIS HOLDING, INC.



DATE:  June 25, 1998        By: /s/ C. Lawrence Rutstein
                                    -------------------------------------------
                                    C. Lawrence Rutstein, Chairman of the Board,
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)