Form 10QSB
period 1998-06-30
REGENESIS HOLDINGS
filed 1998-08-21
CIK 910111

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

                                 ---------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1998       Commission File No. 1-12350
                                                                       -------

                            Regenesis Holdings, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                   Florida                            65-0827283
       (State or Other Jurisdiction of             (I.R.S. Employer
       Incorporation or Organization)             Identification No.)

              19 Hillsyde Court
           Cockeysville, Maryland                       21030
   (Address of principal executive office)            (Zip code)

Registrant's telephone number, including area code:  (410) 628-0050



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock, par value $.01 per share as of July 24, 1998 was 681,377.

Transitional Small Business Disclosure Format:

                                Yes [ ] No [X]

                    REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
                          Index to Financial Statements

                                   (Unaudited)


                                                                                          Page
                                                                                          ----
Part I:  Financial Information

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 1998 and
              December 31, 1997                                                             2

         Condensed Consolidated Statements of Operations for the Three and
              Six Months Ended June 30, 1998 and 1997                                       3

         Condensed Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 1998 and 1997                                                  4

         Notes to Condensed Consolidated Financial Statements                               5

     Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                    6-7

Part II:  Other Information                                                                 7

     Signatures                                                                             8

                    REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                   June 30,              December 31,
                                                                                     1998                    1997
                                                                                 ------------            ------------
                                                                                 (Unaudited)
                                     Assets

Current Assets
    Cash                                                                         $        -0-            $        500
    Current portion of notes receivable from Lator International, Inc.                100,000                 100,000
    Notes and accounts receivable from the sale of QPQ Medical, net of
       allowance for doubtful accounts of $202,167                                        -0-                   2,983
    Prepaid expenses                                                                      -0-                  18,000
                                                                                 ------------            ------------
       Total Current Assets                                                           100,000                 121,483

Furniture, equipment and leasehold improvements, net                                      -0-                  14,013

Noncurrent notes receivable from Lator International, Inc.                                -0-                 250,000

Assets held for sale                                                                      -0-                   3,000
                                                                                 ------------            ------------
                                                                                 $    100,000            $    388,496
                                                                                 ============            ============

                      Liabilities and Shareholders' Equity

Current Liabilities
    Accounts payable                                                             $        -0-            $     76,925
                                                                                 ------------            ------------
Shareholders' Equity
    Preferred stock, $.01 par value,
       1,000,000 shares authorized
    Common stock, $.01 par value,
       1,666,667 shares authorized;
       693,643 and 663,643 shares issued
       and outstanding, respectively                                                    6,936                   6,636
    Additional paid-in capital                                                     12,448,981              12,344,281
    Accumulated deficit                                                           (12,355,917)            (12,039,346)
                                                                                 ------------            ------------
       Total Shareholders' Equity                                                     100,000                 311,571
                                                                                 ------------            ------------

                                                                                 $    100,000            $    388,496
                                                                                 ============            ============

                    REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                  Three Months Ended June 30,                  Six Months Ended June 30,
                                                  1998                   1997                  1998                   1997
                                              -----------            -----------            -----------            -----------
Operating Expenses
    General and administrative                $    86,445            $   372,152            $   246,545            $ 1,012,947
                                              -----------            -----------            -----------            -----------

Other Income (Expenses)
    Interest expense                                  -0-                (11,665)                   -0-                (26,872)
    Interest income                                    22                 17,516                     91                 21,676
    Other income                                    2,226                    -0-                 17,157                    -0-
    Underwriter warrant settlement                    -0-                    -0-                    -0-               (201,000)
    Discount on note receivable                   (70,261)                   -0-                (70,261)                   -0-
    Loss on disposal of assets                    (17,013)              (228,088)               (17,013)              (228,088)
                                              -----------            -----------            -----------            -----------
       Net Other Expense                          (85,026)              (222,237)               (70,026)              (434,284)
                                              -----------            -----------            -----------            -----------

Loss from Continuing Operations                  (171,471)              (594,389)              (316,571)            (1,447,231)

Discontinued Operations
    Loss from operations                              -0-               (713,290)                   -0-             (1,149,017)
                                              -----------            -----------            -----------            -----------

Net Income (Loss)                             $  (171,471)           $(1,307,679)           $  (316,571)           $(2,596,248)
                                              ===========            ===========            ===========            ===========
Net Loss per Share
    Continuing operations                           (0.25)                 (1.28)                 (0.46)                 (3.42)
                                              -----------            -----------            -----------            -----------
    Discontinued operations                          0.00                   1.54                   0.00                  (2.71)
                                              -----------            -----------            -----------            -----------
Weighted Average Shares Outstanding           $   693,643            $   463,566            $   693,643            $   423,352
                                              ===========            ===========            ===========            ===========

                    REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                 Six Months Ended June 30,
                                                                                               1998                    1997
                                                                                            ----------             -----------
Cash Flows from Operating Activities
   Net loss                                                                                 $ (316,571)            $(2,596,248)
   Adjustment to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                                              -0-                 141,142
        Loss on sale of discontinued operations                                                    -0-                 301,711
        Loss on disposition of assets                                                           17,013                 310,088
        Expenses paid by issuance of common stock                                               90,000                 382,866
   Changes in operating assets and liabilities:
      Receivables                                                                              252,983                 (99,955)
      Accrued interest receivable                                                                  -0-                  (8,165)
      Prepaid expenses                                                                          18,000                 168,363
      Other assets                                                                                 -0-                 (61,306)
      Accounts payable and accrued expenses                                                    (76,925)                 71,005
      Discontinued operations - noncash charges and working capital changes                        -0-                  36,509
      Other noncash charges                                                                        -0-                 101,829
                                                                                            ----------             -----------
        Net Cash Used in Operating Activities                                                  (15,500)             (1,252,161)
                                                                                            ----------             -----------
Cash Flows from Investing Activities
   Proceeds from sale of discontinued operations                                                   -0-                 500,000
   Proceeds from sale of equipment                                                                 -0-                  49,282
   Discontinued operations                                                                         -0-                 315,135
                                                                                            ----------             -----------
      Net Cash Provided by (Used in) Investing Activities                                          -0-                 864,417
                                                                                            ----------             -----------
Cash Flows from Financing Activities
   Net proceeds from issuance of common stock                                                   15,000                     -0-
   Net proceeds from issuance of 8% convertible debentures                                         -0-               1,066,667
   Proceeds from exercise of stock options                                                         -0-                  30,000
   Discontinued operations                                                                         -0-                (321,718)
   Payments from/to affiliates, net                                                                -0-                 (94,601)
                                                                                            ----------             -----------
      Net Cash Provided by Financing Activities                                                 15,000                 680,348
                                                                                            ----------             -----------
Foreign Currency Translation Adjustment                                                            -0-                 (68,537)
                                                                                            ----------             -----------
Increase (Decrease) in Cash and Cash Equivalents                                                  (500)                224,067

Beginning Cash and Cash Equivalents                                                                500                 138,731
                                                                                            ----------             -----------
Ending Cash and Cash Equivalents                                                            $      -0-             $   362,798
                                                                                            ==========             ===========
Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for interest:
       Continuing operations                                                                $      -0-             $     3,022
                                                                                            ==========             ===========
       Discontinued operations                                                              $      -0-             $    17,475
                                                                                            ==========             ===========

Six Months Ended June 30, 1997:
    192,000 shares of Common Stock were issued in satisfaction of $1,280,000 principal amount of 8% Convertible Debentures and $22,638 of accrued interest.

    65,000 shares of Common Stock were issued in satisfaction of liabilities and payment of legal and professional expenses.

    15,642 shares of Common Stock were issued in payment of officer compensation.

                    REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)



Note 1:  Basis of Presentation

        The accompanying condensed consolidated financial statements at June 30, 1998 include the accounts of the Company. The results of operations and cash flows for PK Polska and QPQ Medical for all periods presented are included in Discontinued Operations.


Note 2:  Interim Financial Statements

        The financial statements for the six months ended June 30, 1998 and 1997 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

        As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read in conjunction with the financial statements and notes thereto as of December 31, 1997 and 1996 and for the years then ended. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

                    REGENESIS HOLDINGS, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        GENERAL

        At June 30, 1998, Regenesis did not have any operating subsidiaries. During the year ended December 31, 1997, management of the Company determined that it would be in the best interest of the Company to dispose of all of its medical center operation in order to eliminate the continuing losses associated with such operation and the potential contingent liabilities related to the weight loss business.

        Six Months Ended June 30, 1998 Compared to Six Months Ended June 30,
        1997

        RESULTS OF OPERATIONS

        During the six months ended June 30, 1997 the Company generated revenues from QPQ Medical and PK Polska of $1,127,162 and incurred losses from such operations in the amount of $(1,149,017). At June 30, 1998, Regenesis did not have any operating subsidiaries.

        General and Administrative Expenses for the six months ended June 30, 1998 and June 30, 1997, totaled $246,545 and $1,012,947, respectively.
        For the six months ended June 30, 1998, General and Administrative Expenses were comprised of executive and office staff salaries and benefits of $69,330 and legal and professional fees, office rent, travel, telephone and other corporate expenses of $177,215. The shares issued for a portion of the compensation and consulting fees were valued at the market value of the Company's stock on the date of authorization. However, the Board took into account the lack of liquidity of the shares when issued in determining the value of the compensation. For the six months ended June 30, 1997, General and Administrative Expenses were comprised of executive and office staff salaries of $165,848, legal and professional fees, office rent, travel, telephone and other general corporate expenses of $762,539 and depreciation and amortization of $84,560.

        Interest and other income for the six months ended June 30, 1998 and 1997 was $17,248 and $21,676, respectively. The $17,248 is primarily attributable to miscellaneous income relating to the recovery of certain assets.

        Interest expense for the six months ended June 30, 1997 was $26,872 and relates primarily to interest incurred on the 8% Convertible Debentures prior to their conversion into Common Stock in June 1997.

                    REGENESIS HOLDINGS, INC. AND SUBSIDIARIES



        Liquidity and Capital Resources

        As of June 1998, the Company had working capital of $100,000 and cash and cash equivalents of $-0-.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

                    REGENESIS HOLDINGS, INC. AND SUBSIDIARIES



                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Regenesis has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               REGENESIS HOLDINGS, INC.


                               By:
                                  -----------------------------------------
                                  Zirk Engelbrecht, Chairman of the Board,
                                  Chief Executive Officer and President
                                  (Principal Executive Officer)


                               Date:
                                    ---------------------------------------