Form 10QSB
period 1998-09-30
REGENESIS HOLDINGS
filed 1998-11-20
CIK 910111

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

                                   ----------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1998    Commission File No. 1-12350
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



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [ X ] No [ ]

The number of shares outstanding of the issuer's common stock, par value $.01 per share as of November 14, 1998 was 693,643.

Transitional Small Business Disclosure Format:
                                Yes [ ] No [ X ]

                    REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
                          Index to Financial Statements

                                   (Unaudited)



                                                                                  Page
                                                                                  ----


Part I:  Financial Information

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 1998 and
              December 31, 1997                                                     2

         Condensed Consolidated Statements of Operations for the Three and
              Nine Months Ended September 30, 1998 and 1997                         3

         Condensed Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 1998 and 1997                                     4

         Notes to Condensed Consolidated Financial Statements                       5

     Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                            6-7

Part II:  Other Information                                                         7

     Signatures                                                                     8

                    REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                                              September 30,        December 31,
                                                                                  1998                 1997
                                                                              ------------         ------------
                                                                               (Unaudited)

                          Assets

Current Assets
    Cash                                                                      $     44,011         $        500
    Current portion of notes receivable from Lator International, Inc.                 -0-              100,000
    Notes and accounts receivable from the sale of QPQ Medical, net of
       allowance for doubtful accounts of $202,167                                     -0-                2,983
    Due from related party                                                           7,770                  -0-
    Prepaid expenses                                                                   -0-               18,000
                                                                              ------------         ------------
       Total Current Assets                                                         51,781              121,483

Furniture, equipment and leasehold improvements, net                                   -0-               14,013

Noncurrent notes receivable from Lator International, Inc.                             -0-              250,000

Assets held for sale                                                                   -0-                3,000
                                                                              ------------         ------------
                                                                              $     51,781         $    388,496
                                                                              ============         ============


                      Liabilities and Shareholders' Equity

Current Liabilities
    Accounts payable                                                                 $ -0-         $     76,925
                                                                              ------------         ------------

Shareholders' Equity
    Preferred stock, $.01 par value,
       1,000,000 shares authorized
    Common stock, $.01 par value,
       1,666,667 shares authorized;
       693,643 and 663,643 shares issued
          and outstanding, respectively                                              6,936                6,636
    Additional paid-in capital                                                  12,448,981           12,344,281
    Accumulated deficit                                                        (12,404,136)         (12,039,346)
                                                                              ------------         ------------
       Total Shareholders' Equity                                                   51,781              311,571
                                                                              ------------         ------------

                                                                              $     51,781         $    388,496
                                                                              ============         ============

                    REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)




                                                            Three Months Ended                   Nine Months Ended
                                                               September 30,                        September 30,
                                                          1998              1997                1998                1997
                                                       ---------        -----------         -----------         -----------


Operating Expenses
    General and administrative                         $  48,219        $   164,526         $   294,764         $   968,322
                                                       ---------        -----------         -----------         -----------

Other Income (Expenses)
    Interest expense                                         -0-             (4,503)                -0-             (31,375)
    Interest income                                          -0-                503                  91              21,698
    Other income                                             -0-                -0-              17,157                 -0-
    Underwriter warrant settlement                           -0-                -0-                 -0-            (201,000)
    Discount on note receivable                              -0-                -0-             (70,261)                -0-
    Loss on disposal of assets                               -0-                -0-             (17,013)                -0-
                                                       ---------        -----------         -----------         -----------
       Net Other Expense                                     -0-             (4,000)            (70,026)           (210,677)
                                                       ---------        -----------         -----------         -----------

Loss from Continuing Operations                          (48,219)          (168,526)           (364,790)         (1,178,999)

Discontinued Operations
    Loss from operations                                     -0-            (87,119)                -0-          (1,371,183)
    Loss on disposal of discontinued operations              -0-           (295,630)                -0-            (597,341)
                                                       ---------        -----------         -----------         -----------

Net Loss                                               $ (48,219)       $  (551,275)        $  (364,790)        $(3,147,523)
                                                       =========        ===========         ===========         ===========


Net Loss per Share
    Continuing operations                              $   (0.07)       $     (0.70)        $     (0.53)        $     (6.76)
    Discontinued operations                                 0.00              (1.60)               0.00              (11.29)
                                                       ---------        -----------         -----------         -----------

       Net loss                                        $   (0.07)       $     (2.30)        $     (0.53)        $    (18.05)
                                                       =========        ===========         ===========         ===========


Weighted Average Shares Outstanding                      693,643            239,908             693,643             174,415
                                                       =========        ===========         ===========         ===========

                    REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                        1998              1997
                                                                                    ----------        -----------
Cash Flows from Operating Activities
    Net loss                                                                        $ (364,790)       $(3,147,523)
    Adjustment to reconcile net loss to net cash provided by
       (used in) operating activities:
          Depreciation and amortization                                                    -0-             54,905
          Loss on sale of discontinued operations                                          -0-            851,883
          Loss on disposition of assets                                                 17,013                -0-
          Expenses paid by issuance of common stock                                     90,000            404,136
    Changes in operating assets and liabilities:
       Receivables                                                                     352,983                -0-
       Accrued interest receivable                                                         -0-             26,473
       Prepaid expenses                                                                 18,000            (27,000)
       Other assets                                                                     (7,770)               -0-
       Accounts payable and accrued expenses                                           (76,925)           (49,354)
       Discontinued operations - noncash charges and working capital changes               -0-            448,112
                                                                                    ----------        -----------
          Net Cash Provided by (Used in) Operating Activities                           28,511         (1,438,368)
                                                                                    ----------        -----------

Cash Flows from Investing Activities
    Purchase of property and equipment                                                     -0-            (13,000)
    Proceeds from sale of discontinued operations                                          -0-            585,000
    Proceeds from sale of equipment                                                        -0-             73,350
    Note receivable                                                                        -0-           (300,000)
    Discontinued operations                                                                -0-            300,000
                                                                                    ----------        -----------
       Net Cash Provided by Investing Activities                                           -0-            645,350
                                                                                    ----------        -----------

Cash Flows from Financing Activities
    Net proceeds from issuance of common stock                                          15,000             50,000
    Net proceeds from issuance of 8% convertible debentures                                -0-          1,066,667
    Proceeds from exercise of stock options                                                -0-             30,000
    Discontinued operations                                                                -0-           (321,718)
    Payments from/to affiliates, net                                                       -0-            (94,601)
                                                                                    ----------        -----------
       Net Cash Provided by Financing Activities                                        15,000            730,348
                                                                                    ----------        -----------

Foreign Currency Translation Adjustment                                                    -0-            (68,537)
                                                                                    ----------        -----------

Increase (Decrease) in Cash and Cash Equivalents                                        43,511           (131,207)

Beginning Cash and Cash Equivalents                                                        500            138,731
                                                                                    ----------        -----------

Ending Cash and Cash Equivalents                                                    $   44,011        $     7,524
                                                                                    ==========        ===========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for interest:
       Continuing operations                                                        $      -0-        $    31,375
                                                                                    ==========        ===========
       Discontinued operations                                                      $      -0-        $    17,475
                                                                                    ==========        ===========

Nine Months Ended September 30, 1997:
64,000 shares of Common Stock were issued in satisfaction of $1,280,000 principal amount of 8% Convertible Debentures and $22,638 of accrued interest.

31,667 shares of Common Stock were issued in satisfaction of liabilities and payment of legal and professional expenses.

6,086 shares of Common Stock were issued in payment of officer compensation.


                    REGENESIS HOLDINGS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)






Note 1:  Basis of Presentation

        The accompanying condensed consolidated financial statements at September 30, 1998 include the accounts of the Company. The results of operations and cash flows for PK Polska and QPQ Medical for all periods presented are included in Discontinued Operations.



Note 2:  Interim Financial Statements

        The financial statements for the Nine Months ended September 30, 1998 and 1997 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

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

                    REGENESIS HOLDINGS, INC. AND SUBSIDIARIES






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  GENERAL

                  At September 30, 1998, Regenesis did not have any operating subsidiaries. During the year ended December 31, 1997, management of the Company determined that it would be in the best interest of the Company to dispose of all of its medical center operation in order to eliminate the continuing losses associated with such operation and the potential contingent liabilities related to the weight loss business.

                  Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

                  RESULTS OF OPERATIONS

                  During the Nine Months ended September 30, 1997 the Company generated revenues from QPQ Medical and PK Polska of $1,260,707 and incurred losses from such operations in the amount of $1,371,183. At September 30, 1998, Regenesis did not have any operating subsidiaries.

                  General and Administrative Expenses for the Nine Months ended September 30, 1998 and September 30, 1997, totaled $294,764 and $968,322, respectively. For the Nine Months ended September 30, 1998, General and Administrative Expenses were comprised of executive and office staff salaries and benefits of $69,330, management fees of $15,500 paid to an entity owned by the Company's president, and legal and professional fees, office rent, travel, telephone and other corporate expenses of $209,934. For the Nine Months ended September 30, 1997, General and Administrative Expenses were comprised of executive and office staff salaries of $199,118, legal and professional fees, office rent, travel, telephone and other general corporate expenses of $687,645 and depreciation and amortization of $81,559. The shares issued for a portion of the compensation and consulting fees were valued at the market value of the Company's stock on the date of authorization. However, the Board took into account the lack of liquidity of the shares when issued in determining the value of the compensation.
 .

                    REGENESIS HOLDINGS, INC. AND SUBSIDIARIES



                  Interest and other income for the Nine Months ended September 30, 1998 and 1997 was $17,248 and $21,698, respectively. The
                  $17,248 is primarily attributable to miscellaneous income relating to the recovery of certain assets.

                  Interest expense for the Nine Months ended June 30, 1997 was $31,375 and relates primarily to interest incurred on the 8% Convertible Debentures prior to their conversion into Common Stock in June 1997.

                  Liquidity and Capital Resources

                  As of September 30, 1998, the Company had working capital of $51,781 and cash and cash equivalents of $44,011.


                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

                  In August, 1998, the Company received a letter from an attorney for a stockholder of the Company asserting that the stockholder was damaged by affirmative misrepresentations and material omissions allegedly made by the Company and its affiliates in connection with the sale in 1996 of securities of the Company to the stockholder. The letter asserts that the stockholder was damaged in the amount of at least $1,200,000, excluding interest and attorney's fees. The attorney states in the letter that his firm intends to file suit on behalf of the stockholder, and possibly others, against the Company and certain of its controlling persons for securities fraud.

                  To the Company's knowledge, no litigation has been initiated against the Company in connection with this matter.

                  Based on the information currently available to the present management of the Company, which information is limited, the Company believes (but can offer no assurance) that there would not be an unfavorable outcome to the Company as a result of litigation initiated by the stockholder in connection with this matter; however, if the outcome was unfavorable, the Company believes that such litigation would have a material adverse effect on the Company's financial position and that the dollar amount of a judgment in favor of the stockholder could exceed the value of the present assets of the Company.

Item 2.           Changes in Securities

                  None.

Item 3.           Defaults upon Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 5.           Other Information

                  None.

                    REGENESIS HOLDINGS, INC. AND SUBSIDIARIES



                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Regenesis Holdings, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  REGENESIS HOLDINGS, INC.


                                  By:___________________________________________
                                       Zirk Engelbrecht, Chairman of the Board,
                                        Chief Executive Officer and President
                                         (Principal Executive Officer)


                                  Date:_________________________________________