Form 10KSB
period 1998-12-31
REGENESIS HOLDINGS INC
filed 1999-07-14
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                         Commission file number 1-12350


                            Regenesis Holdings, Inc.
                 (Name of Small Business Issuer in its Charter)


           Florida                                   65-0827283
           -------                                   ----------
  (State or Other Jurisdiction of                 (I.R.S. Employer
  Incorporation or Organization)                 Identification No.)

                      Intercontinental Professional Center
              1555 N. Park Drive, Suite 103, Weston, Florida 33326
              ----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (954) 217-3744
                                 --------------
                           (Issuer's Telephone Number)

              Securities registered under Section 12(b) of the Act:

                                      None.
                                      -----

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.   $ -0-.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

         Not applicable. There has been no public trading market for the issuer's securities during the past 60 days.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,322,345 as of June 1, 1999.

This report contains a total of pages.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Other than historical and factual statements, the matters and items discussed in this Annual Report on Form 10-KSB are forward-looking statements that involve risks and uncertainties. Actual results of the Company may differ materially from the results discussed in the forward-looking statements. Certain factors that could contribute to such differences are discussed with the forward-looking statements throughout this report.

General

Regenesis Holdings, Inc. (the "Company" or "Regenesis") was organized under the laws of the State of Florida on July 6, 1993 under the name International Pizza Corporation. On October 30, 1995, the Company changed its name to QPQ Corporation, and on November 4, 1997, changed its name to Regenesis Holdings, Inc. On August 8, 1997, the Company effected a reverse split of its outstanding common stock at the rate of 1:20, and on September 17, 1997, it effected a reverse split of its outstanding common stock at the rate of 1:3. The information in this Report gives retroactive effect to such recapitalizations of the Company.

The Company was originally formed to develop and operate Domino's Pizza outlets in the Republic of Poland, through its wholly-owned subsidiary, Pizza King Polska Sp z.o.o. ("Pizza King"). From August 1995 through September 3, 1997, the Company also operated medical centers offering primary care medical services and medically supervised weight loss programs, through its wholly-owned subsidiary QPQ Medical Centers, Inc. ("QPQ Medical").

Pursuant to an agreement dated May 23, 1997, the Company transferred its interest in Pizza King, as well as certain related assets, to an unaffiliated party in June 1997. Also in June 1997, the Company sold certain of its operating weight loss centers, and on September 3, 1997, the Company sold its interest in QPQ Medical, all to an unaffiliated party. The Company recorded a loss from discontinued operations totaling $1,968,524 in connection with these sales.

As of December 31, 1998, the Company had no operating subsidiaries or business operations, and had minimal cash and working capital. The Company's ability to meet its general and administrative obligations is dependent upon its ability to secure and develop new business opportunities through acquisitions or business combinations. The Company intends to search for, investigate and attempt to secure and develop business opportunities through acquisitions and/or similar business combinations. However, there is no assurance that it will be successful in such endeavors.

On December 22, 1998, Zirk Engelbrecht and Mario Gambuzzo, comprising all of the directors of the Company, appointed Mitchell Sandler as director and, on the same date, each of Messrs. Engelbrecht and Gambuzzo resigned. As a result, a change in control of the Company's Board of Directors took place.

Subsequent Events

On January 20, 1999, Mr. Sandler appointed Russell Adler as a director of the Company and the Chairman of its Board of Directors. Mr. Sandler remains the Company's President and a member of the Board of Directors. Messrs. Sandler and Adler have directed the Company's shift of focus to operations in the Internet and related technology markets.

On March 18 , 1999, the Company acquired all of the operating assets of NetDisc, Inc. ("NetDisc") in exchange for 10,000 shares of the Company's common stock. NetDisc is engaged in Internet advertising, and has developed CD Rom/Internet technology which directs users to the Web sites of advertisers. In connection with the asset purchase agreement, NetDisc pledged to an unaffiliated third party all of the assets that it purchased. The Company assumed none of NetDisc's liabilities.

The Company is currently evaluating other transactions consistent with its focus on the Internet and technology markets. While the Company intends to seek other business opportunities through acquisitions, reverse mergers or other venture activities, the Company is not a party to any current agreements to consummate such a transaction.

Employees

The Company currently has nine employees, all of which are full-time. The Company's address and phone number are: 1555 N. Park Drive, Suite 103, Weston, Florida 33326; (954) 217-3744.

The Company files annual, quarterly and special reports, proxy statements and other information with the SEC. The Company's SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document the Company files at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company currently leases approximately 2,000 square feet of office space at its Weston, Florida corporate headquarters from an unaffiliated party. Its monthly lease payments are $4,000. The term of the lease is three months, commencing May 10, 1999 and ending August 10, 1999, with an option to renew for an additional three month term.

The Company leases approximately 500 square feet of office space in New York, New York from an unaffiliated party. The term of the lease is 12 months, commencing June 1, 1999 and ending March 31, 1999, and terminable by either party upon thirty days written notice to the other party. Its monthly lease payments are $4,626. The lease provides for automatic extensions of its term, with a 5% increase in the annual rent, unless either party gives 60 days' written notice to the other to the contrary.


ITEM 3.  LEGAL PROCEEDINGS

Regenesis received a letter in August 1998 on behalf of one of its stockholders whereby the stockholder alleged that he was damaged by affirmative misrepresentations and material omissions allegedly made by Regenesis and its affiliates in connection with the 1996 sale of its securities to the stockholder. The amount of damages alleged to have been suffered by the stockholder is $1,200,000, excluding interest and attorney's fees. In December 1998, in an effort to resolve any such pending allegations, Regenesis joined a suit in which this stockholder was charged with libel and slander. Regenesis believes that this matter will be resolved in a manner favorable to it, but there can be no assurances of this. If this matter is resolved in a manner unfavorable to Regenesis, its financial position could be materially adversely affected.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock was traded on the OTC Bulletin Board under the symbol "RGNS" until December 15, 1998, when it ceased trading due to its failure to comply with the requirements of Rule 15c2-11. The following table sets forth the high and low bid quotations for the common stock for the periods indicated as reported by Nasdaq. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions. This table gives retroactive effect to reverse stock splits at the rates of 1:20 and 1:3 effected in August 1997 and September 1997, respectively.

Period                                                      High                     Low
------                                                      ----                     ---
First Quarter ended 3/31/97                                 $0.042                  $0.013
Second Quarter ended 6/30/97                                $0.018                  $0.001
Third Quarter ended 9/30/97                                 $0.906                  $0.031
Fourth Quarter ended 12/31/97                               $0.875                  $0.033

First Quarter ended 3/31/98                                 $5.500                  $2.750
Second Quarter ended 6/30/98                                $4.875                  $1.000
Third Quarter ended 9/30/98                                 $4.000                  $0.250
Fourth Quarter ended 12/15/98                               $1.031                  $0.063

As of June 1, 1999, there were approximately 184 holders of record of the 3,322,345 shares of common stock that were issued and outstanding. The transfer agent for the common stock is Continental Stock Transfer and Trust Company, 2 Broadway, New York, New York, telephone (212) 509-4000.

The Company has never paid cash dividends on its common stock, and presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. The Company's common stock may be deemed to be a "penny stock" and thus will become subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors, unless the common stock is listed on The Nasdaq SmallCap Market. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell the Company's securities, and may adversely affect the ability of holders of the Company's common stock to resell their shares in the secondary market.

Recent Sales of Unregistered Securities

On February 1, 1999 the Company sold 35,000 shares of its Series C Preferred Stock for a purchase price of $350.00 or $.01 per share, to Mr. Adler, the Chairman of the Board of the Company. Inasmuch as Mr. Adler, as an executive officer and a director of the Company, is an accredited investor, issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

On February 3, 1999, the Company sold 10,000 and 3,000 shares of its Series C Preferred Stock for a purchase price of $130.00 or $.01 per share, to Mr. Adler and Mr. Sandler, Chairman of the Board and President of the Company, respectively. Inasmuch as each of Messrs. Adler and Sandler is an executive officer and a director of the Company, and therefore an accredited investor, issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

On February 5, 1999, the Company granted options under its 1997 Stock Option Plan to purchase an aggregate of 500,000 shares of its common stock to Mr. Adler. Such options have an exercise price of $.25 per share, are immediately exercisable and expire February 4, 2003. Inasmuch as Mr. Adler, as the Company's Chief Executive Officer, is an accredited investor and had access to relevant information concerning the Company, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

On February 15, 1999, the Company consummated the sale of 950,000 of shares of common stock for an aggregate purchase price of $9,500.00, or $.01 per share, to 29 investors. Inasmuch as each of such investors is either an accredited otherwise qualified investor, or had a pre-existing relationship with the Company and had access to relevant information concerning the Company, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

On February 17, 1999, Mr. Adler transferred 29,000 of his shares of Series C Preferred Stock in the following manners to the following transferees, each of which is an officer of the Company: 5,000 shares to Mr. Sandler; 13,333.33 shares to Mr. Gallo; and 10,666.66 shares to Mr. Brownstein. Messrs. Adler, Sandler and Gallo are also directors of the Company. Each of Messrs. Adler, Sandler, Gallo and Brownstein then converted all of his shares of Series C Preferred Stock into an aggregate of 900,000 shares of common stock of the Company, as follows: Mr. Adler: 300,000 shares; Mr. Sandler: 150,000 shares; Mr.
Gallo: 250,000 shares; and Mr. Brownstein: 200,000 shares.

On February 23, 1999 the Company consummated the sale of 500,000 of its shares of common stock for an aggregate purchase price of $100,000, or $.20 per share, to four institutional investors. Inasmuch as each of such institutional investors is an accredited investor and had access to relevant information concerning the Company, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

On March 18, 1999, in connection with the acquisition of all of the operating assets of NetDisc, the Company issued 10,000 shares of its common stock to the seller of such assets. NetDisc is engaged in the Internet advertising business and has developed CD Rom/Internet technology which directs users to the web sites of advertisers. Inasmuch as the seller of the assets had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

Also on March 18, 1999, the Company granted 100,000 shares of its common stock to Mark Jelaso, the marketing director of the Company, pursuant to the terms of Mr. Jelaso's employment agreement. Inasmuch as Mr. Jelaso had access to relevant information concerning the Company, issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

On March 30, 1999, the Company consummated the sale of 100,000 shares of its common stock for a purchase price of $100,000, or $1.00 per share, to an institutional investor. Inasmuch as the purchaser was an accredited investor and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in
Section 4(2) of such Act and the rules and regulations thereunder.

No underwriters were involved in any of the transactions described above, and no commissions were paid in connection therewith.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Report are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will depend on business, financial, and other factors beyond the Company's control, including, among others, prevailing changes in consumer preferences, access to sufficient quantities of raw materials, availability of trained laborers and changes in tobacco products regulation. There can be no assurance that the Company will continue to be successful in implementing its business strategy. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Words used in this Report such as "expects," "believes," "estimates" and "anticipates" and variations of such words and similar expressions are intended to identify such forward-looking statements.

The following should be read in conjunction with the Financial Statements of the Company and the notes thereto included elsewhere in this report.

OVERVIEW

Regenesis was organized under the laws of the State of Florida on July 6, 1993 under the name International Pizza Corporation. On October 30, 1995, the Company changed its name to QPQ Corporation, and on November 4, 1997, changed its name to Regenesis Holdings, Inc.

The Company was originally formed to develop and operate Domino's Pizza outlets in the Republic of Poland, through its wholly-owned subsidiary, Pizza King Polska Sp z.o.o. ("Pizza King"). From August 1995 through September 3, 1997, the Company also operated medical centers offering primary care medical services and medically supervised weight loss programs, through its wholly-owned subsidiary QPQ Medical Centers, Inc. ("QPQ Medical").

Pursuant to an agreement dated May 23, 1997, the Company transferred its interest in Pizza King, as well as certain related assets, to an unaffiliated party in June 1997. Also in June 1997, the Company sold certain of its operating weight loss centers, and on September 3, 1997, the Company sold its interest in QPQ Medical, all to an unaffiliated party. The Company recorded a loss from discontinued operations totaling $1,968,524 in connection with these sales.

As of December 31, 1998, the Company had no operating subsidiaries or business operations, and had minimal cash and working capital. The Company's ability to meet its general and administrative obligations is dependent upon its ability to secure and develop new business opportunities through acquisitions or business combinations. The Company intends to search for, investigate and attempt to secure and develop business opportunities through acquisitions and/or similar business combinations. However, there is no assurance that it will be successful in such endeavors.

On December 15, 1998, the Company's common stock was delisted from the OTC Bulletin Board for failure to comply with Rule 15c-211 and has not traded publicly since that date.

Results of Operations

For the years ended December 31, 1998 and 1997 the Company generated no revenues, and incurred net losses of $436,213 and $4,948,494, respectively.

General and administrative expenses for the years ended December 31, 1998 and 1997 aggregated $399,589 and $2,565,185, respectively. For the year ended December 31, 1998, general and administrative expenses were comprised of executive salaries and benefits of $61,667, legal and professional fees, office rent, travel, telephone and other consulting fees of $237,720. For the year ended December 31, 1997, general and administrative expenses were comprised of executive and office staff salaries and benefits of $462,113, legal and professional fees, office rent, travel, telephone and other consulting fees of $1,737,332. The shares of common stock issued for a portion of the compensation and consulting fees were valued at the market value of the Company's stock on the date of authorization.

Interest and other income for the year ended December 31, 1998 and 1997 was $1,714 and $19,757, respectively.

Interest expense for 1998 and 1997 was $0 and $(31,375), respectively.

In 1997, the Company incurred a loss of $1,968,524 from discontinued operations ($1,371,183 of which was attributable to loss from operations and $597,341 of which was attributable to loss on disposal of discontinued operations). No comparable losses were incurred for 1998.

LIQUIDITY AND CAPITAL RESOURCES

For the years ended December 31, 1998 and 1997, net cash used in operating activities was $221,539 and $1,536,576, respectively. The decrease was primarily attributable to expenses and losses incurred in 1997 relating to discontinued operations.

Net cash provided by investing activities for 1998 was $238,300, attributable to collections on notes receivable from Lator International, Inc. In 1997, net cash provided by investing activities was $570,021, primarily attributable to proceeds received from the sales of discontinued operations.

Net cash provided by financing activities for 1998 was $3,487, primarily attributable to loan proceeds received from officers. In 1997, net cash provided by financing activities was $896,681, primarily attributable to proceeds received from the issuance of 8% convertible debentures.

As of December 31, 1998, the Company had cash of $20,748 and working capital of $3,545. The Company's ability to meet its future obligations in relation to the orderly payment of its recurring general and administrative expenses on a current basis is totally dependent on its ability to secure and develop new business opportunities through acquisitions or other venture opportunities. Since the Company has no current source of liquidity, the Company is unable to predict how long it may be able to survive without a significant infusion of capital from outside sources and it is further unable to predict whether such capital infusion, if available, will be on terms and conditions favorable to the Company.

In order to generate future operating activities, the Company intends to search for, investigate and attempt to secure and develop business opportunities through acquisitions, mergers or other business combinations and strategic alliances. There can be no assurance that the Company will be successful in its search for new business opportunities or that any such acquired businesses, assets or new ventures will be successful. Although the Company engages in these discussions from time to time, it is not at present party to any agreement or contract. The report of Rachlin Cohen & Holtz, LLP, the Company's auditors ("Auditors") in connection with their audit of the Company's financial statements for the year ended December 31, 1998, contains an explanatory paragraph which express substantial doubt as to the ability of the Company to continue as a going concern, which assumes the realization of assets and liquidation of liabilities in the ordinary course of business. For each of the two years ended December 31, 1998 and 1997, the Company incurred losses of $436,213 and $4,948,494, respectively, and, as of December 31, 1998 had no operating activities. Uncertainty exists with regard to the Company's ability to generate sufficient cash flows from operational or other sources to meet and fund its commitments with regard to existing liabilities and recurring expenses, which give rise to substantial doubt as to the Company's ability to continue as a going concern.

YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Year 2000 issue relates to whether computer systems will properly recognize and process information relating to dates in and after the year 2000. These systems could fail or produce erroneous results if they cannot adequately process dates beyond the year 1999 and are not corrected. Significant uncertainty exists in the software industry concerning the potential consequences that may result from the failure of software to adequately address the Year 2000 issue. The Company has analyzed software and hardware used internally by the Company in all support systems to determine whether they are Year 2000 compliant. The Company believes that all of its software has already been upgraded by the manufacturers thereof or was recently purchased and is Year 2000 compliant. The Company does not believe that the aggregate cost for the Year 2000 issue will be material due to the nature of it business. The Company, however, cannot predict the effect of the Year 2000 issue on entities with which the Company transacts business, and there can be no assurance that the effect of the Year 2000 issue on such entities will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company will be formulating a contingency plan with respect to such entities with which it does business.

Any new software, hardware or support systems implemented in the future will be Year 2000 compliant or will have updates or upgrades or replacements available before the Year 2000 to enable the system to be Year 2000 compliant. Management is currently assessing the Year 2000 compliance expense and related potential effect on the Company's earnings.


ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by this report are appended hereto commencing on page F-1.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS


The information required by this Item has been previously filed with the Commission within the meaning of Rule 12b-2 of the Exchange Act.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company. Directors of the Company will be elected at the Company's annual meeting of stockholders. One half of the total number of directors are elected at each annual meeting, and, therefore, each director serves for two years or until his successor is elected and qualifies. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name                                 Age                   Positions Held
----                                 ---                   --------------

Russell Adler                        39               Chairman of the Board

Lawrence Gallo                       35               Chief Executive Officer,
                                                      President and Director

Mitchell Sandler                     39               Vice President, Director

Joel F. Brownstein                   57               Chief Financial Officer,
                                                      Treasurer


Russell Adler has served as the Chairman of the Board of the Company and as a member of its Board of Directors since January 1999. From December 1996 to November 1998, Mr. Adler served as consultant and counsel to Equity Management Partners, Inc., an investment banking firm. From January 1996 to August 1997, Mr. Adler served as President of Strategic Holdings Corp., an investment banking firm. From 1993 to December 1995, Mr. Adler was employed as vice president of operations for The Silicon Group, Inc., a semiconductor and computer software development company. From 1987 to 1990, Mr. Adler served as consultant and counsel to the Chairman of J.W. Gant, a registered broker-dealer. Between 1984 and 1987, Mr. Adler served as president of Air & Waterworks, Inc., a manufacturer of water coolers. Mr. Adler is a member in good standing of the Florida Bar. He received a B.A. in Business and Sociology from William Penn College in 1982 and a J.D. from Nova Southeastern University School of Law in 1986.

Mitchell Sandler has served as President (and until January 1999, Chairman of the Board) and as director of the Company since December, 1998. Between 1993 and December 1997, he served as President of The Silicon Group, Inc., a semi-conductor and computer software development company. From 1984 and 1992, Mr. Sandler was employed by All-American Semiconductor, a distributor of semi-conductors, first as salesman, then as Regional Sales Manager for the southeast (United States). Mr. Sandler holds an Associate's degree from Santa Fe Community College and attended the University of Florida.

Lawrence Gallo has served as a director of the Company since January 1999. From January 1998 until the present, Mr. Gallo served as director of Launch Management, a financial, creative and business management consultant to sports figures and entertainers, which he founded. From January 1998 to February 1998 Mr. Gallo served as director of Modern Records. From March 1997 to December 1997 Mr. Gallo served as Senior Vice President of Hoeing, Inc., a New York based brokerage firm. From January 1986 to March 1997, Mr. Gallo was employed by Lehman Brothers, Inc., initially serving as Senior Vice President of Institutional Investment Services, then as Director of Equity Finance in London, England. Mr. Gallo is a founding member of The Global Fund Managers' Association, comprised of alternative investment managers and venture capital organizations.

Joel F. Brownstein has been Chief Financial Officer of the Company since January 1999. From February 1992 until the present, Mr. Brownstein served as President of The Brownstein Group, an investment consulting firm for public and private companies. From 1990 to 1994 he served as Vice President of Corporate Development for Pinnacle Technologies, a manufacturer of solvent-free inks, plastics and coatings. Between 1985 and 1987, Mr. Brownstein was employed by Securitech Group, a manufacturer of hardware, as Vice President of Corporate Development. Mr. Brownstein has also served as Vice President-Director of Research for Doley Daniels & Cartwright, a broker-dealer specializing in international securities research, as Vice President of Sales and Marketing for Marsan Securities, Inc., a broker-dealer, as Senior Bank Examiner for the Federal Reserve Bank of New York and as a securities analyst/portfolio manager for Marine Midland Banks and Manufacturer Hanover Trust. Mr. Brownstein holds a B.A. from Adelphi University, an M.B.A. in Finance and Investments from Baruch College and has completed coursework for an M.B.A. in Marketing and Real Estate Law.


ITEM 10.  EXECUTIVE COMPENSATION

Cash Compensation

The following table shows, for the year ended December 31, 1998, the cash and other compensation paid by the Company to its Chief Executive Officer and to each of the executive officers of the Company who had annual compensation in excess of $100,000.

                                             SUMMARY COMPENSATION TABLE
--------------------------- ------- ------------------------------- ----------------------------------- -----------

                                    Annual Compensation             Long-Term Compensation
                            ------- ------------------------------- ----------------------------------- -----------

                                                                           Awards
                            ------- --------- --------- ----------- -------------------------- -------- -----------

                                                                                  Securities
                                                           Other                    Under-
                                                          Annual     Restricted      Lying               All Other
   Name and Principal                                     Compen-       Stock      Options/       LIP     Compen-
        Position              Year   Salary     Bonus     sation      Award(s)       SAYS       Payout    sation
                                                            ($)          ($)          (#)         ($)       ($)
           (a)                 (b)     (c)       (d)        (e)          (f)          (g)         (h)       (i)
--------------------------- ------- --------- --------- ----------- ------------ ------------- -------- -----------
Lawrence Gallo                1998      0         0          0            0            0           0         0

--------------------------- ------- --------- --------- ----------- ------------ ------------- -------- -----------

Mitchell Sandler              1998      0       $6,500       0            0            0           0         0

--------------------------- ------- --------- --------- ----------- ------------ ------------- -------- -----------


Employment Agreements

The Company has entered into employments with each of Mr. Adler, Mr. Sandler, Mr. Gallo, Mr. Brownstein and Mr. Jelaso.

On February 15, 1999 the Company entered into an employment agreement with Mr. Adler, which provides for Mr. Adler's employment as Chairman of the Board of Directors. This agreement provides for: (i) a base annual salary of $140,400;
(ii) the issuance of 300,000 shares of the Company's common stock; and (iii) the grant of options to purchase 500,000 shares of the Company's common stock at a purchase price of $.25 per share. The issued common stock and common stock underlying the options are to be registered on a Form S-8 Registration Statement as soon as practical. In addition, the Board of Directors or the Compensation Committee of the Board of Directors, may, in its sole discretion, award to Mr. Adler a bonus based on certain levels of either sales or profits attained by the Company. This agreement also provides that Mr. Adler shall be entitled to additional compensation to be negotiated on a case-by-case basis for those corporate finance transactions brought to the Company by him. The term of this agreement is four years.

On April 1, 1999 the Company entered into an employment agreement with Mr. Sandler, which provides for Mr. Sandler's employment as Vice President and Secretary. This agreement provides for a base annual salary of $135,000 to be paid to Mr. Sandler commencing March 1, 1999, as well as the issuance of 150,000 shares of common stock and the grant of options to purchase 150,000 shares of the Company's common stock at a purchase price of $.25 per share, which options are to be registered for resale as soon as practical. In addition, this agreement provides that Mr. Sandler shall be entitled to additional compensation to be negotiated on a case-by-case basis for those corporate finance transactions brought to the Company by him. The term of this agreement is three years.

On April 18, 1999, the Company entered into an employment agreement with Mr. Gallo, which provides for Mr. Gallo's employment as President of the Company. This agreement provides for a base annual salary of $150,000, the issuance of 250,000 shares of common stock of the Company, as well as the grant of options to purchase 150,000 shares of common stock at a purchase price of $.25 per share. The issued common stock and common stock underlying the options are to be registered on a Form S-8 as soon as practical. The term of this agreement is one year.

Also on April 18, 1999, the Company entered into an employment agreement with Mr. Brownstein, which provides for Mr. Brownstein's employment as Chief Financial Officer and Treasurer of the Company. This agreement provides for a base annual salary of $135,000 , the issuance of 200,000 shares of common stock of the Company and the grant of options to purchase 150,000 shares of common stock at a purchase price of $.25 per share. The issued common stock and common stock underlying the options are to be registered on a Form S-8 as soon as practical. The term of this agreement is one year.

On April 1, 1999, the Company entered into an employment agreement with Mr. Jelaso, which provides for Mr. Jelaso's employment as Director of Marketing of the Company. This agreement provides for a base annual salary of $125,000 and the grant of options to purchase 100,000 shares of common stock under the 1997 Plan. The term of this agreement is three years.

Option Grants in Last Fiscal Year

No options were granted in the last fiscal year.

Incentive and Non-Qualified Stock Option Plan

On October 3, 1997, the Company adopted 1997 Stock Option Plan (the "Plan") which authorizes the issuance of options to purchase a maximum 1,000,000 shares of common stock. All such shares have been included on a Form S-8 Registration Statement, filed October 3, 1997.

The Company believes the Plan will work to increase the proprietary interest in the Company of its directors, officers, employees and consultants, and to align more closely their interests with the interests of the Company's stockholders. The Plan will also maintain the Company's ability to attract and retain the services of experienced and highly qualified employees and directors.

Under the Plan, the Company has reserved an aggregate of 1,000,000 shares of common stock for issuance pursuant to options granted under the Plan ("Plan Options"). The Board of Directors of the Company administers the Plan including, without limitation, the selection of the persons who will be granted Plan Options under the

Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price.

The Plan authorizes the issuance of incentive stock options ("ISOS") as defined in Section 422A of the Internal Revenue Code of 1986, non-statutory options ("NSOs") and together with ISOS,("Options"). In addition, the Plan also allows for the inclusion of a reload option provision ("Reload Option"), which permits an eligible person to pay the exercise price of the Plan Option with shares of common stock owned by the eligible person and receive a new Plan Option to purchase shares of common stock equal in number to the tendered shares.

Any ISOS granted under the Plan must provide for an exercise price of at least 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any ISOS granted to an eligible person owning more than 10% of the Company's common stock must be at least 110% of such fair market value as determined on the date of the grant. The aggregate fair market value of the shares covered by the ISOS granted under the Plan that become exercisable by a Plan participant for the first time in any calendar year is subject to a $100,000 limitation. The exercise price of each NSO is determined by the Board of Directors or a committee thereof, in its discretion, provided that the exercise price of an NSO is not less than fair value on the date of the grant. The Board of Directors (or committee thereof), shall determine the term of the Options; provided, however, that in no event may an ISO be exercisable more than 10 years after the date of its grant and, in the case of an ISO granted to an eligible employee owning more than 10% of the Company's common stock, no more than five years after the date of the grant. Any option which is granted shall be vested and exercisable at such time as determined by the Board of Directors or a committee thereof.

The per share purchase price of shares subject to Plan Options granted under the Plan may be adjusted in the event of certain changes in the Company's capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of Plan Options granted under the Plan.

As of December 31, 1998, there were options outstanding to purchase 1,667 shares of common stock granted pursuant to the Plan.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the Company's common stock, par value $.01 beneficially owned as of June 1, 1999 for (i) each stockholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding common stock, (ii) each of the Company's directors, (iii) each named executive officer (as defined in Item 402(a)(2) of Regulation S-B), and (iv) all executive officers and directors as a group. At June 1, 1999 there were 3,322,345 shares of common stock outstanding (certificates representing 2,460,000 of which have not yet been physically issued, but are deemed to be outstanding). The table gives effect to the conversion of an aggregate of 48,000 shares of Series C Preferred Stock into an aggregate of 900,000 shares of common stock.

  Name and Address of             Amount and Nature of                 Percent
   Beneficial Owner(1)          Beneficial Ownership(2)               of Class
   -------------------          -----------------------               --------
Russell Adler                             900,000(3)                    23.5%
Mitchell Sandler                          300,000(4)                     8.6%
Lawrence Gallo                            400,000(5)                    11.5%
Joel F. Brownstein                        350,000(6)                    10.1%
Renee Adler                               500,000(7)                    15.0%
All directors and officers
  as a group (4 persons)(8)             1,950,000                       45.6%

----------------------

(1) Unless otherwise indicated, the address of each of the persons named in the table is 1555 N. Park Drive, Suite 103, Weston, Florida 33326. Unless otherwise noted, the Company believes that each of the persons named in the table have sole voting and dispositive power with respect to all the shares of common stock of the Company beneficially owned by such person.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that warrants or options that are held by such person (but not those held by any other person) and that are exercisable within 60 days have been exercised.

(3) Includes presently exercisable options to purchase 500,000 shares of common stock at a purchase price of $.25 per share. Also includes 100,000 shares of common stock held by Ms. Christine Adler, Mr. Adler's spouse, over which Mr. Adler disclaims all voting and dispositive power. Does not include shares of common stock held by Rene Adler, Mr. Adler's mother. Also does not include shares of common stock held by 444 Corporation, a corporation of which Mr. Adler's father is a principal.

(4) Includes presently exercisable options to purchase 150,000 shares of common stock at a purchase price of $.25 per share.

(5) Includes presently exercisable options to purchase 150,000 shares of common stock at a purchase price of $.25 per share.

(6) Includes presently exercisable options to purchase 150,000 shares of common stock at a purchase price of $.25 per share.

(7) Does not include shares of common stock held by Mr. Adler, Rene Adler's son. Includes 150,000 shares of common stock held by 444 Corporation, a corporation of which Rene Adler's husband is a principal, over which she disclaims all voting and dispositive power. Rene Adler's address is 1800 NE 114th Street, Apartment 2111, North Miami, Florida 33181.

(8) Includes those individuals whose holdings are described in notes 3-6, above.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Index to Exhibits

Exhibits    Description of Documents
--------    ------------------------

  3.1 Articles of Incorporation of International Pizza Corporation, as amended.(1)
  3.2       Bylaws of International Pizza Corporation, as amended.(1)
  3.3 Articles of Amendment to the Articles of Incorporation of QPQ Corporation setting forth the designations, rights and preferences of the Series A Preferred Stock.(1)
  3.4 Articles of Amendment to the Articles of Incorporation of QPQ Corporation changing its name to Regenesis Holdings, Inc.(1)
  3.5 Articles of Amendment to the Articles of Incorporation of Regenesis Holdings, Inc. increasing the authorized capital and setting forth the designations, rights and preferences of the Series B and Series C Preferred Stock.(2)
  3.6 Articles of Amendment to the Articles of Incorporation of Regenesis Holdings, Inc. restating the designations, rights and preferences of the Series C Preferred Stock.(3)
  6.1 Asset Purchase Agreement by and between Regenesis Holdings, Inc. and NetDisc, Inc., dated as of March 18, 1999.(3)
 10.1 Agreement on Transfer the Shares as Collateral dated May 23, 1997 by and between QPQ Corporation and International Fast Food Corporation.(4)
 10.2 Stock Purchase Agreement dated as of September 3, 1997 by and between QPQ Corporation and Linde Group.(5)
 10.3 Lease Agreement dated 5/12/99 by and between Omnioffices, Inc. and Regenesis Holdings, Inc.(3)
 10.4 Lease Agreement dated 5/10/99 by and between Finance Team of America and Regenesis Holdings, Inc.(3)
 10.5 Employment Agreement dated 4/1/99 between Regenesis Holdings, Inc. and Mitchell B. Sandler.(3)
 10.6 Employment Agreement dated as of 2/15/99 between Regenesis Holdings, Inc. and Russell Adler.(3)
 10.7 Employment Agreement dated 4/18/99 between Regenesis Holdings, Inc. and Lawrence Gallo.(3)
 10.8 Employment Agreement dated 4/18/99 between Regenesis Holdings, Inc. and Joel F. Brownstein.(3)
 10.9 Employment Agreement dated 4/1/99 between Regenesis Holdings, Inc. and Mark Jelaso.(3)
 16.1       Accountant's letter dated January 20, 1999 of Rachlin Cohen & Holtz,
            LLP (6)
 16.2 Accountant's letter dated January 20, 1999 of Moore Stephens Lovelace, P.A.(6) 27 Financial Data Schedule.(3)

---------------------
(1) Incorporated by reference to exhibits from the Company's Form 10-KSB Report, as amended, as filed with the Securities and Exchange Commission 6/10/98.

(2) Incorporated by reference as an exhibit to the Company's Form 8-K as filed with the Commission 2/18/99.

(3) Filed herewith.

(4) Incorporated by reference as an exhibit to the Company's Form 8-K as filed with the Commission 6/20/97.

(5) Incorporated by reference as an exhibit to the Company's Form 8-K as filed with the Commission 9/18/97.

(6) Incorporated by reference as an exhibit to the Company's Form 8-K as filed with the Commission 1/20/99.

(b) Reports on Form 8-K.

During the last quarter of the period covered by this Report, the Company filed a Report on Form 8-K on December 29, 1998 disclosing (a) the December 22, 1998 resignations of (i) Zirk Engelbrecht, the Company's Chairman of the Board, Chief Executive Officer, Chief Operating Officer and President, and (ii) Mario Gambuzzo, a director of the Company, and (b) the appointment of Mitchell Sandler as a director and President of the Company on the same date.

                                   SIGNATURES


In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  REGENESIS HOLDINGS, INC.
                                                        (Registrant)


Date:                                             By:
     ---------------------------                     ---------------------------
                                                     Russell Adler
                                                     Chairman of the Board


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:
     ------------------


By:                                              By:
   ---------------------------                      ----------------------------



By:
   ---------------------------

================================================================================
================================================================================



                            REGENESIS HOLDINGS, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997



================================================================================
================================================================================

                            REGENESIS HOLDINGS, INC.


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------


                                                                        PAGE
                                                                        ----

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                 F-1 to F-2


FINANCIAL STATEMENTS

   Balance Sheet                                                        F-3

   Statements of Operations                                             F-4

   Statements of Stockholders' Equity                                   F-5

   Statements of Cash Flows                                             F-6

   Notes to Financial Statements                                    F-7 to F-22

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Regenesis Holdings, Inc.
Weston, Florida


We have audited the accompanying balance sheet of Regenesis Holdings, Inc. as of December 31, 1998 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regenesis Holdings, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had no operations or sources of revenues during 1998 and, accordingly, has suffered and continues to suffer losses and, as of December 31, 1998, reflects a significant deficit and only minimal stockholders' equity. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                            RACHLIN COHEN & HOLTZ LLP


Miami, Florida
May 25, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors
Regenesis Holdings, Inc.
Miami Beach, Florida


We have audited the accompanying statements of operations, stockholders' equity, and cash flows of Regenesis Holdings, Inc. for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Regenesis Holdings, Inc. for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered and continues to suffer significant losses, has an accumulated deficit and, as of December 31, 1997 has no operations or sources of revenues. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                          MOORE STEPHENS LOVELACE, P.A.


Orlando, Florida
May 22, 1998

                            REGENESIS HOLDINGS, INC.

                                 BALANCE SHEET

                               DECEMBER 31, 1998


                           ASSETS
                           ------

Current Assets:
 Cash                                                            $     20,748
                                                                 ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current Liabilities:
  Accounts payable                                               $     14,403
  Loans payable to officers                                             2,800
                                                                 ------------
    Total current liabilities                                          17,203
                                                                 ------------

Commitments, Contingencies and Subsequent Events                         --

Stockholders' Equity:
  Preferred stock, $.01 par value, 10,000,000 shares

    authorized; none issued and outstanding                              --
  Common stock, $.01 par value, 100,000,000 shares
    authorized; 762,345 shares issued and outstanding                   7,623
  Additional paid-in capital                                       12,471,481
  Deficit                                                         (12,475,559)
                                                                 ------------
                                                                        3,545
                                                                 ------------
                                                                 $     20,748
                                                                 ============


                       See notes to financial statements.

                            REGENESIS HOLDINGS, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997





                                                         1998           1997
                                                         ----           ----

Revenue                                              $      --      $      --
                                                     -----------    -----------
General and Administrative Expenses                      399,589      2,565,185
                                                     -----------    -----------

Other Income (Expenses):
    Interest and other income                              1,714         19,757
    Interest expense                                        --          (31,375)
    Underwriter warrant settlement                          --         (201,000)
    Provision for doubtful accounts                      (38,338)      (202,167)
                                                     -----------    -----------
      Total other income (expenses), net                 (36,624)      (414,785)
                                                     -----------    -----------

Loss from Continuing Operations                         (436,213)    (2,979,970)
                                                     -----------    -----------

Discontinued Operations:
    Loss from operations                                    --       (1,371,183)
    Loss on disposal of discontinued operations             --         (597,341)
                                                     -----------    -----------
      Loss from discontinued operations                     --       (1,968,524)
                                                     -----------    -----------

Net Loss                                             $  (436,213)   $(4,948,494)
                                                     ===========    ===========

Basic and Diluted Net Loss per Common Share:
    Continuing operations                            $     (0.59)   $    (10.63)
    Discontinued operations                                 --            (7.03)
                                                     -----------    -----------

    Net Loss                                         $     (0.59)   $    (17.66)
                                                     ===========    ===========

Weighted Average Common Shares Outstanding               733,308        280,221
                                                     ===========    ===========



                       See notes to financial statements.

                            REGENESIS HOLDINGS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                   Common Stock             Additional
                                                                                   ------------               Paid-In
                                                                                Shares         Amount         Capital
                                                                                ------         ------         -------
Balance, January 1, 1997                                                       127,557     $      1,275     $  9,276,942

Issuance of Common Stock in Exchange for 8% Convertible Debentures,
    Net of Unamortized Debenture Issue Costs of $165,927                        64,000              640        1,136,071
Issuance of Common Stock in Satisfaction of Liabilities and Payment of
    Legal and Professional Expenses                                            457,667            4,577        1,620,863
Issuance of Common Stock in Payment of Officer Compensation                      6,086               61           34,493
Options Granted to Officers and Directors as Compensation                         --               --            225,995
Issuance of Common Stock in Private Placement                                    8,333               83           49,917
Translation Adjustments                                                           --               --               --
Net Loss                                                                          --               --               --
                                                                          ------------     ------------     ------------

Balance, December 31, 1997                                                     663,643            6,636       12,344,281

Issuance of Common Stock in Satisfaction of Liabilities and Payment of
    Legal and Professional Expenses                                             30,000              300          127,200
Options exercised by Officers and Directors                                     68,702              687             --
Net Loss                                                                          --               --               --

Balance, December 31, 1998                                                     762,345     $      7,623     $ 12,471,481
                                                                          ============     ============     ============

(RESTUBBED TABLE)

                                                                            Accumulated
                                                                            Translation
                                                                             Adjustment         Deficit            Total
                                                                             ----------         -------            -----
Balance, January 1, 1997                                                 $     68,537        $ (7,090,852)     $  2,255,902

Issuance of Common Stock in Exchange for 8% Convertible Debentures,
    Net of Unamortized Debenture Issue Costs of $165,927                         --                  --           1,136,711
Issuance of Common Stock in Satisfaction of Liabilities and Payment of
    Legal and Professional Expenses                                              --                  --           1,625,440
Issuance of Common Stock in Payment of Officer Compensation                      --                  --              34,554
Options Granted to Officers and Directors as Compensation                        --                  --             225,995
Issuance of Common Stock in Private Placement                                    --                  --              50,000
Translation Adjustments                                                       (68,537)               --             (68,537)
Net Loss                                                                         --            (4,948,494)       (4,948,494)
                                                                         ------------        ------------      ------------

Balance, December 31, 1997                                                       --           (12,039,346)          311,571

Issuance of Common Stock in Satisfaction of Liabilities and Payment of
    Legal and Professional Expenses                                              --                  --             127,500
Options exercised by Officers and Directors                                      --                  --                 687
Net Loss                                                                         --              (436,213)         (436,213)

Balance, December 31, 1998                                               $       --          $(12,475,559)     $      3,545
                                                                         ============        ============      ============




                       See notes to financial statements.

                            REGENESIS HOLDINGS, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                        1998              1997
                                                                                        ----              ----
Cash Flows from Operating Activities:
    Net loss                                                                        $  (436,213)      $(4,948,494)
    Adjustment to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                                                    --              61,506
          Provision for doubtful accounts                                                38,338              --
          Loss on sale of discontinued operations                                          --             802,491
          Loss on disposal of property and equipment                                     14,013              --
          Expenses paid by issuance of common stock                                     127,500         1,712,294
          Other operating expenses                                                        2,420            64,019
          Changes in operating assets and liabilities:
            Notes and accounts receivable including accrued
              interest receivable                                                          --              25,906
            Prepaid expenses                                                             18,000           (18,000)
            Accounts payable and accrued expenses                                        14,403            (2,412)
          Discontinued operations:
            Non-cash charges and working capital changes                                   --             766,114
                                                                                    -----------       -----------
                Net cash used in operating activities                                  (221,539)       (1,536,576)
                                                                                    -----------       -----------

Cash Flows from Investing Activities:
    Proceeds from sale of discontinued operations                                          --             585,000
    Proceeds from sale of equipment                                                        --              49,282
    Discontinued operations                                                                --             300,000
    Notes receivable from Lator International, Inc.                                     238,300          (350,000)
    Payments for furniture, equipment and leasehold improvements                           --             (14,081)
                                                                                    -----------       -----------
            Net cash provided by investing activities                                   238,300           570,201
                                                                                    -----------       -----------

Cash Flows from Financing Activities:
    Net proceeds from issuance of common stock                                             --              50,000
    Proceeds from short-term loans from former shareholders                                --             397,000
    Repayment of short-term loans from former shareholders                                 --            (397,000)
    Net proceeds from issuance of 8% convertible debentures                                --           1,066,667
    Proceeds from exercise of stock options                                                 687           196,333
    Proceeds of loans from officers                                                       2,800              --
    Discontinued operations                                                                --            (321,718)
    Payments to affiliates, net                                                            --             (94,601)
                                                                                    -----------       -----------
            Net cash provided by financing activities                                     3,487           896,681
                                                                                    -----------       -----------

Foreign Currency Translation Adjustment                                                    --             (68,537)
                                                                                    -----------       -----------

Net Increase (Decrease) in Cash                                                          20,248          (138,231)

Cash, Beginning                                                                             500           138,731
                                                                                    -----------       -----------

Cash, Ending                                                                        $    20,748       $       500
                                                                                    ===========       ===========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for interest:
        Continuing operations                                                       $      --         $    31,375
                                                                                    ===========       ===========
        Discontinued operations                                                     $      --         $    17,475
                                                                                    ===========       ===========


                       See notes to financial statements.

                            REGENESIS HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

             On November 4, 1997, the Company changed its name to Regenesis Holdings, Inc. (the Company). The Company, formerly known as QPQ Corporation, was originally organized for the purpose of developing and operating franchised Domino's Pizza stores in the Republic of Poland (Poland). From August 9, 1995 through September 3, 1997, the Company's wholly-owned subsidiary, QPQ Medical Centers, Inc. (QPQ Medical) was in the business of developing and/or operating medical centers which offered primary care medical services and medically supervised weight loss programs. On June 27, 1997, the Company sold its wholly-owned Polish subsidiary Pizza King Polska, Sp z.o.o. (PK Polska) to an unrelated party, in exchange for $500,000 cash, relinquishment of certain PK Polska related assets owned by the Company and assumption of all liabilities of PK Polska by the purchaser. On September 3, 1997, the Company sold its wholly-owned subsidiary QPQ Medical Centers, Inc. to an unrelated party, in exchange for $60,000 cash, a $150,000 note receivable and the assumption of all liabilities of QPQ Medical by the purchaser. See
             Note 10 for additional details regarding the disposition of PK Polska and QPQ Medical.

             The Company operated as a holding company for 1998 with no operating subsidiaries.

             In 1999, management shifted the Company's focus to operations in the Internet and related technology markets. In March 1999, the Company acquired all of the assets of NetDisc, Inc. ("NetDisc"). NetDisc is engaged in the business of marketing Internet and e-commerce web sites through a specialized and unique advertising campaign, which integrates CD-ROM video productions and print media distribution to provide a direct connection to the targeted web site, including e-commerce products.

         Basis of Presentation

             The accompanying financial statements at December 31, 1997 include the accounts of the Company. The results of operations and cash flows for PK Polska and QPQ Medical for the year ended December 31, 1997 and for the periods from January 1, 1997 until the dates of their sale are included in discontinued operations in the accompanying financial statements.

         Use of Estimates

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

                            REGENESIS HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Net Loss Per Common Share

             The net loss per common share in the accompanying statements of operations has been computed based upon the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, which was adopted in 1997, and requires restatement of previously reported per share amounts. The basic and diluted net loss per common share in the accompanying statements of operations is based upon the net loss divided by the weighted average number of shares outstanding during each period. Diluted per share data is the same as basic per share data since the inclusion of all potentially dilutive common shares that would be issuable upon the exercise of options and warrants and the assumed conversion of preferred stock would be anti-dilutive.

         Income Taxes

             The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         Acquisition Costs of Development Rights

             All costs associated with the acquisition of Domino's Development Rights were capitalized. The cost of these rights were amortized on a straight-line basis over a period of 10 years (see Note 3).

         Advertising and Promotion Expense

             Production costs of future media advertising were deferred until the advertising occurred. All other advertising and promotion costs were expensed when incurred.

         Foreign Currency

             The only currency that may be used in Poland is the Zloty. The value of the Zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that affect the value of currencies generally. The accounts of PK Polska were measured using the Polish Zloty. Monetary assets and liabilities were translated from the local currency, the Zloty, to U.S. dollars at the period end exchange rate. Non-monetary assets, liabilities and related expenses, primarily furniture, equipment, leasehold improvements and related depreciation and amortization, were translated at a weighted average exchange rate. For the year ended December 31, 1997, the Company recognized a currency translation loss of $68,537, which is included in stockholders' equity under the caption Accumulated Translation Adjustment.

                            REGENESIS HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Credit Risk

             Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. At various times during the year the Company had deposits in financial institutions in excess of the federally insured limits. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

         Recently Issued Accounting Standards

             In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income and No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both SFAS No. 130 and SFAS No. 131 are effective for periods beginning after December 15,1997. The Company adopted these new accounting standards in 1998, and their adoption had no effect on the Company's financial statements and disclosures.

             In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

             Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.


NOTE 2.  GOING CONCERN

         Going Concern

             The accompanying financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the ordinary course of business. During the years ended December 31, 1998 and 1997, the Company has incurred net losses of $436,213 and $4,948,494 and, as of December 31, 1998 and 1997, has no operating activities. As more fully described below under "Liquidity and Plan of Operations",

                            REGENESIS HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  GOING CONCERN (Continued)

         Going Concern (Continued)

             significant uncertainties exist with regard to the Company's ability to generate sufficient cash flows from operations or other sources to meet and fund its commitments with regard to existing liabilities and recurring expenses, which gives rise to substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         Liquidity and Plan of Operations

             As of December 31, 1998, the Company had cash of $20,748 and working capital of $3,545, respectively. The Company's ability to meet its future obligations in relation to the orderly payment of its recurring general and administrative expenses on a current basis is totally dependent upon its ability to secure and develop new business opportunities through acquisitions or other venture opportunities. Since the Company has no source of liquidity, the Company is unable to project how long it may be able to survive without a significant infusion of capital from outside sources and it further is unable to predict whether such capital infusion, if available, would be at terms and conditions that are acceptable to the Company.

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


NOTE 3.  DOMINO'S DEVELOPMENT RIGHTS

         From June 1993 through June 1997, the Company's wholly-owned Polish subsidiary operated four Domino's Pizza stores in the Republic of Poland pursuant to the terms of a Development Agreement between Domino's Pizza, Inc. and the Company which granted the Company the exclusive right to develop and/or franchise Domino's stores in Poland, subject to certain terms and conditions. The Company paid Domino's a development fee of $300,000.

         The Company was required to pay Domino's a franchise fee for each store opened and a monthly royalty fee based upon a percentage of gross sales.

         As more fully described in Note 7, the Company sold its wholly-owned Polish subsidiary that operated the Domino's Pizza stores.


NOTE 4.  INCOME TAXES

         No credit for income taxes has been reflected in the accompanying financial statements for 1998 and 1997 because of the significant uncertainty that exists regarding realization of such income tax credits.

                            REGENESIS HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4.  INCOME TAXES (Continued)

         As of December 31, 1998, the Company had temporary differences primarily related to net operating loss carryforwards. As of December 31, 1998, the Company estimates that it has net operating loss carryforwards of approximately $7,657,000 for U.S. tax purposes, which expire in various years through 2018; however, the utilization of the benefits of such carryforwards may be limited, as more fully discussed below. Sufficient uncertainty exists regarding the realization of these operating loss carryforwards and, accordingly, deferred tax assets of approximately $2,833,000 as of December 31, 1998 were subject to and presented net of a 100% valuation allowance.

         The ultimate determination of the Company's taxable income, including the amount and expiration dates of net operating loss carryforwards, is subject to, among other things, certain restrictions as a result of the late filing of the various returns. The Company may also be subject to possible review and examination of such tax returns by the appropriate taxing authorities. Additional income taxes, including penalties for non-compliance and interest, if any, that may be assessed will be charged to operations when determined.

         In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50% of a corporation within a three year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. Under such circumstances, the potential benefits from utilization of the tax loss carryforwards as of that date may be substantially limited or reduced on an annual basis. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity.


NOTE 5.  STOCKHOLDERS' EQUITY

         Reverse Stock Split

             On August 8, 1997, the Company declared a 1-for-20 reverse stock split effective on August 22, 1997, and on September 17, 1997, the Company declared a 1-for-3 reverse stock split effective on October 8, 1997. All information relating to outstanding shares of common stock in the accompanying financial statements for all periods presented has been restated to reflect the reverse splits.

         Stock Option Plans

             The Company's Stock Option Plan (the Plan) and Directors Stock Option Plan (the Directors Plan) (collectively the Plans), authorized the issuance of 16,667 and 833 shares of common stock options, respectively.

                            REGENESIS HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5.  STOCKHOLDERS' EQUITY (Continued)

         Stock Option Plans (Continued)

             The following table reflects the option activity for the year ended December 31, 1997; there were no options granted under the Plans for the year ended December 31, 1998:
                                                                         1997

              Outstanding at beginning of year                           8,375
              Options granted                                                -
              Options exercised                                              -
              Options expired                                           (8,375)
                                                                        ------
              Options outstanding at end of year                              -
                                                                      =========
              Options exercisable at end of year                              -
                                                                      =========
              Price range of options outstanding at end of year               -
                                                                      =========

             On October 3, 1997, the Company established its 1997 Stock Option Plan (the 1997 Plan) which authorizes the issuance of options to purchase a maximum of 1,000,000 shares of common stock. All shares to be issued under the 1997 Plan have been registered pursuant to a Form S-8 Registration Statement, which was filed and became effective on October 3, 1997.

             A summary of the status of options under this plan as of December 31, 1998 and 1997 and changes during the year ended on that date are presented below:

                                             1998                                           1997
                                             ----                                           ----
                                     Option       Market                            Option        Market
                                     Price        Price       Average                Price        Price       Average
                                    at Date      at Date       Term                 at Date      at Date        Term
                          Shares    of Grant     of Grant    in Years    Shares    of Grant      of Grant     in Years
                          ------    --------     --------    --------    ------    --------      --------     --------
        Balance at
           Beginning
           of Year       70,369    $.01-$3.60  $3.250-$5.64     5.0           -      $  -          $ -           -
        Options
           Granted            -        -            -           -       496,369   $.01-$3.60   $3.250-$5.64      3.3
        Options
           Exercised    (68,702)    .01-3.60    3.250-5.64      5.0    (426,000)    .20-.75     2.125-3.25       3.0
        Balance at
           End of
           Year           1,667     .01-3.60    3.250-5.64      5.0      70,369    .01-3.60     3.250-5.64       5.0
        Options
           Exercisable
           At End of
           Year           1,667     .01-3.60    3.25-5.64       -        70,369    .01-3.60     3.250-5.64       -


             The weighted average remaining term of options exercisable at December 31, 1998 approximated 3.9 years.

                            REGENESIS HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5.  STOCKHOLDERS' EQUITY (Continued)

         Stock Option Plans (Continued)

             The difference between the option price and quoted market value of the 426,000 options exercised aggregating $1,142,825 was charged to consulting fees and is included in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 1997.

             The 70,369 options outstanding were granted to the Company's then President and Chief Executive Officer (68,702) and a Director of the Company (1,667) and the difference between the option price and quoted market value aggregating $225,995 was charged to compensation expense and is included in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 1997. In addition, the President received 6,086 shares of common stock in payment of $34,554 of compensation.

             The options granted to the Company's President and Chief Executive Officers were issued pursuant to an agreement with the Company's Board of Directors on December 15, 1997, in satisfaction of all shares of common stock and options to purchase common stock which were issuable pursuant to the anti-dilutive provision of his employment agreement.

             The Company applies APB Opinion 25, Accounting for Stock Issued to Employees and related interpretations in accounting for options issued to employees and consultants. Compensation cost for stock options is measured as the market price of the Company's common stock at the date of grant, or agreement in principle to grant the option, if earlier, over the amount the recipient must pay to acquire the common stock.

             SFAS No. 123, Accounting for Stock-Based Compensation, was issued during 1995 and was effective for the year ended December 31, 1996. This pronouncement establishes financial accounting and reporting standards for companies to recognize compensation expenses for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules are required to disclose proforma net income and earnings per share under the new method. Had compensation cost for the Company's stock option plans been determined based upon fair values at the grant dates for awards under these plans consistent with the methodology prescribed under SFAS 123 for options granted in 1997, the Company's net loss and net loss per share for the year would have been increased by approximately $1,360,000 or $4.85 per share. ($22.51 pro forma net loss per share). The fair value of the options granted during 1997 is estimated as $2,540,000, on the date of such grants using the Black-Scholes option-pricing model with the following assumptions: volatility of 1,350% in 1997, expected dividends of 0, risk free interest rate of 5%, and terms of 3 to 5 years in 1997. The pro forma net loss for 1998 would not have been materially different from the historical net loss, inasmuch as substantially all of the options previously granted had been vested and there were no options granted in 1998.

                            REGENESIS HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5.  STOCKHOLDERS' EQUITY (Continued)

         Preferred Stock

             On October 7, 1997, the Board of Directors of the Company designated 300,000 shares of authorized preferred stock as Series A Preferred Stock with a par value of $.01 per share. The Series A Preferred Stock has equal voting rights with the Company's common stock; is convertible at the option of the holder into five shares of common stock for each share of Series A Preferred Stock; is redeemable at any time at the sole option of the Company at a redemption price to be negotiated by the parties; is entitled to dividends from time to time as determined at the sole discretion of the Company out of funds legally available for the payment of dividends; and is entitled to a liquidation preference of $0.1 per share upon voluntary or involuntary dissolution or winding up of the Company.

         8% Convertible Debentures

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

             Pursuant to a settlement entered into with all holders of the Debentures, the holders agreed to accept three shares of common stock in exchange for each $1 of principal amount of each Debenture. In addition, all accrued interest on the debentures was satisfied by issuance of the common stock. On June 4,1997, the Company issued 64,000 shares of common stock in exchange for all of the outstanding Debentures.

             The $165,927 of unamortized costs associated with issuance of the debentures has been charged against additional paid-in capital in the accompanying consolidated financial statements at December 31, 1997.

             The Debentures were originally issued in reliance upon the exemption from registration afforded by Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

         Other Matters

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

                            REGENESIS HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5.  STOCKHOLDERS' EQUITY (Continued)

         Other Matters (Continued)

             During the years ended December 31, 1998 and 1997, the Company issued 30,000 shares of common stock and 463,753 shares of common stock and 70,369 options to purchase common stock in payment of expenses and satisfaction of liabilities, respectively. In the opinion of the Company, all such shares and options were valued at their estimated fair market value on the date of issuance, after considering all factors that could reasonably impact the fair market value of the shares and options. The Company did not obtain any independent fairness opinions with regard to the issuance of any of the shares and options.

             In connection with its initial public offering in 1993, the Company issued 23,428 of redeemable common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock for $396, exercisable through September 22, 1998. The Company also sold to the underwriters a purchase warrant which allows the holder to purchase for $8.70 each up to 2,083 warrants which can be converted to one share of common stock per warrant at an exercise price of $540.

             As of December 31, 1998, the Company had 503,631 shares of common stock potentially issuable pursuant to its stock option plans and outstanding warrants.

             See Note 12 regarding equity transactions subsequent to December 31, 1998.


NOTE 6.  GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the years ended December 31, 1998 and 1997 are comprised of the following:

                                                                                            1998          1997
                                                                                            ----          ----
          Consulting fees, including $1,292,742 paid by issuance of common
             stock in 1997                                                               $         -    $1,402,553
          Legal and professional, including $127,500 and $62,569 paid by
             issuance of common stock in 1998 and 1997, respectively                         233,772       269,236
          Salaries and wages, including $260,549 paid by issuance of common
             stock and options to purchase common stock in 1997                               61,667       462,113
          Depreciation and amortization                                                            -        88,160
          Directors' fees                                                                          -        18,000
          Rent                                                                                     -        24,087
          Travel                                                                               3,948        23,456
          Loss on disposal of property and equipment                                          14,013        81,582
          All other, including $43,796 paid by issuance of common stock
             in 1997                                                                          86,189       195,998
                                                                                            --------    ----------
                                                                                            $399,589    $2,565,185
                                                                                            ========    ==========

                            REGENESIS HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7.  DISCONTINUED OPERATIONS

         Effective June 23, 1997, the Company sold three of its four operating medical centers to an unrelated party in exchange for cash of $25,000, which was received on July 1, 1997, and notes receivable of $57,000. The Company recorded a loss on disposition of assets of $228,088, which is included in loss from operations, under discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 1997. After completion of this sale it was the Company's intention to continue to operate the remaining medical center. Subsequently, management of the Company determined that it would be in the best interest of the Company to dispose of the remainder of its medical center operation in order to eliminate the continuing losses associated with such operation and the potential contingent liabilities related to the weight loss business.

         On September 3, 1997, the Company sold its 100% interest in QPQ Medical to an unrelated party in exchange for $60,000 cash, a $150,000 note receivable and the assumption of all liabilities of QPQ Medical by the purchaser. In addition, QPQ Medical transferred computer equipment with a net book value of $74,789 to the Company as additional consideration. The Company recorded a loss of $295,630 on the sale of QPQ Medical. The note bears interest at 10% per annum, is payable in monthly principal installments of $5,000 commencing October 1, 1997, with a balloon payment of $90,000 payable on September 30, 1998. Interest is payable at maturity. The note is collateralized by a first lien on all assets of QPQ Medical and certain other assets owned by the purchaser.

         As a result of the failure of the purchasers to meet their payment obligations under the $57,000 and $150,000 notes as of December 31, 1997, the Company recorded a provision for doubtful accounts of $202,167 to reduce such notes to their estimated net realizable value at December 31, 1997, which amount is included in other expenses in the accompanying financial statements.

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

         On June 27, 1997, the Company sold its wholly-owned Polish subsidiary, PK Polska, for $500,000 cash, plus a release from all other obligations of the Company relative to PK Polska, including bank guarantees. The Company also relinquished its $300,000 certificate of deposit (which was used as collateral for a $300,000 bank loan to PK Polska) and transferred the unamortized cost of its Domino's Development rights to the purchaser.

                            REGENESIS HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7.  DISCONTINUED OPERATIONS (Continued)

         Following is a computation of the loss incurred on the sale of QPQ Medical and PK Polska:

                                                                                             QPQ            PK
                                                                                           Medical        Polska
                                                                                           -------        ------
          Net assets at date of sale                                                       $580,418      $312,068
          Certificate of deposit relinquished                                                     -       300,000
          Transfer of net book value of Domino's development rights                               -       189,103
                                                                                           --------      --------
          Total                                                                             580,418       801,711
          Less proceeds received                                                            284,788       500,000
                                                                                           --------      --------
             Loss on sale                                                                  $295,630      $301,711
                                                                                           ========      ========

         Following is a condensed summary of the results of operations of QPQ Medical and PK Polska for all periods presented in the accompanying consolidated financial statements:
                                                       Year Ended
                                                   December 31, 1997
                                                   -----------------

          Revenue                                      $ 1,260,707
          Net loss                                      (1,371,183)

         The 1997 amounts include the results of operations of PK Polska for the period from January 1, 1997 through June 27, 1997, the results of operations of three medical centers for the period from January 1, 1997 through June 23, 1997 and the operation of one medical center for the period from January 1, 1997 through September 3, 1997.


NOTE 8.  NOTES RECEIVABLE - LATOR INTERNATIONAL, INC.

         On October 8, 1997, the Company agreed to purchase all of the outstanding common stock of Lator International, Inc. ("Lator") in exchange for 300,000 shares of the Company's Series A Preferred Stock. Completion of the acquisition was contingent upon Lator's acquisition of 100% of the outstanding common stock of 9006-1474 Quebec, Inc., d/b/a Torland ("Torland") on or before December 31, 1997.

         As a result of Lator's inability to obtain the necessary financing and complete the acquisition of Torland, in May 1998, the Company retroactively canceled its acquisition of Lator, and entered into a Termination and Release Agreement (the "Agreement") with all parties to the original agreement. Pursuant to the Agreement, amounts advanced to Lator by the Company, aggregating $350,000 at December 31, 1997, were to be repaid in full by Lator, although no specific repayment terms were specified in the Agreement. The notes were unsecured and pursuant to the Agreement all interest due on the notes was waived by the Company.

         After receipt of the $350,000 of advances from the Company, Lator advanced the funds to LPS Acquisition Corp. ("LPS"), a wholly-owned subsidiary of Coventry Industries Corp. ("Coventry"). At the time of the transaction, C. Lawrence Rutstein was President and Chief Executive Officer and a Director of the Company and a member of the Board of Directors of Coventry, and Robert Hausman was President of Coventry and a member of the Board of Directors of both the Company and Coventry.

                            REGENESIS HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8.  NOTES RECEIVABLE - LATOR INTERNATIONAL, INC. (Continued)

         In 1998, the Company collected approximately $139,000 on the above described notes. In June 1998, the Company assigned the remaining notes to a third party for $100,000 and the assumption of certain liabilities approximating $76,000. The Company wrote off the remaining balance of approximately $35,000, which was recorded as a provision for doubtful accounts in the accompanying statement of operations for the year ended December 31, 1998.


NOTE 9.  RELATED PARTY TRANSACTIONS

         From January 13, 1997 through March 12, 1997, the Company's former Chairman of the Board, Chief Executive Officer and President, along with his mother, loaned the Company an aggregate of $397,000, repayable on demand, with interest at 8% per annum. The loans were made for working capital purposes. On March 17, 1997, the loans were repaid in full together with $3,022 of accrued interest from proceeds received in connection with issuance of the 8% Convertible Debentures.

         During the year ended December 31, 1997, the Company incurred $7,676 of legal fees from the law firm of Selmon & Claire. Robert Claire, a partner in the law firm, was a director of the Company during the period from October 1997 through March 1998.

         On February 15, 1999, the Company issued 516,000 shares of common stock to related parties in connection with its offering of 950,000 shares.


NOTE 10. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
         ACTIVITIES

         Certain supplemental disclosures of non-cash investing and financing activities for the years ended December 31, 1998 and 1997 are as follows:

          Year ended December 31, 1997:
            Issuance of 64,000 shares of common stock in satisfaction of $1,280,000 principal amount of 8% convertible debentures and $22,638 of accrued interest
            Issuance of 457,667 shares of common stock in satisfaction of liabilities and payment of legal, professional and consulting expenses
            Issuance of 6,086 shares of common stock in payment of officer compensation Issuance of options to purchase 70,369 shares of common stock in payment of $225,995 of compensation expense

          Year ended December 31, 1998:
            Accounts payable totaling $76,345 were forgiven by the assignees of the Lator Notes Receivable.
            Issuance of 30,000 shares of common stock in satisfaction of liabilities and payment of legal, professional and consulting expenses.

                            REGENESIS HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11. COMMITMENTS AND CONTINGENCIES

         Litigation

             The Company received a letter in August 1998 on behalf of one of its stockholders whereby the stockholder alleged that he was damaged by affirmative misrepresentations and material omissions allegedly made by the Company and its affiliates in connection with the 1996 sale of its securities to the stockholder. The amount of damages alleged to have been suffered by the stockholder is $1,200,000, excluding interest and attorneys fees. In December 1998, in an effort to resolve any such pending allegations, the Company joined a suit in which this stockholder was charged with libel and slander. The Company believes that this matter will be resolved in a manner favorable to it, but there can be no assurance of this. Because of the uncertainty of the loss, if any, that may result from this matter, no provision has been made in the accompanying financial statements for any loss.

         Warrant Settlement

             On November 20, 1996, the Company was notified by holders of warrants for the purchase of an aggregate of 637 shares of common stock issued on September 22, 1993, pursuant to the Underwriter's Common Stock Purchase Agreement, between the Company and Reich & Co., Inc., that pursuant to the anti-dilution provisions contained in such warrants, the warrant exercise per share of common stock underlying the warrants was reduced to $15 per share. The claim alleged that the number of shares for which the warrants are exercisable increased to an aggregate of 22,950 shares. Additionally, the warrant holders demanded registration of such shares. On May 14, 1997, the Company repurchased the warrants for a total purchase price of $201,000. The accompanying financial statements for the year ended December 31, 1997 include a loss on underwriter warrant settlement in the amount of $201,000.

         Consulting Agreement

             On April 18, 1997, the Company entered into a two year consulting agreement with an unrelated individual to provide advice and consult with the Company concerning business acquisitions, including asset purchases, consolidations, mergers, joint ventures and strategic alliances with companies located in Russia and the former Soviet Republic. The Company issued 5,000 shares of common stock as initial compensation and further agreed to issue 10,000 shares of common stock upon the successful completion of an acquisition or merger introduced to the Company by the consultant. If any such acquisition or merger is not completed due to the fault of the Company, the 10,000 shares will be issued to the consultant as a breakup fee. The agreement was terminated and the shares were returned to the Company in 1998.

         Employment Agreements

             On May 9, 1997, the Company entered into a five year employment agreement with its then President providing for annual salary of $120,000 with annual increases equal to the greater of the annual increase in CPI or 6% of the previous year's base salary. The President received a signing bonus in the form of 6,086 shares of common stock and received options to purchase an aggregate of 68,702 shares of common stock at an amended exercise price of $.01 per share. The options vested immediately and were exercised in full on May 12, 1998. This employment agreement was terminated in June 1998.

                            REGENESIS HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

             In 1999, the Company entered into employment agreements with five of its key management personnel. The agreements expire at various dates from 2000 to 2003; provide for aggregate annual salaries of approximately $685,000; and provide for the issuance of a total of 1,000,000 shares of common stock and the granting of options to purchase a total of approximately 950,000 shares of common stock under the Company's 1997 stock option plan, at an exercise price of $.25 per share.


NOTE 12. SUBSEQUENT EVENTS

         Acquisitions

             On March 18, 1999, the Company acquired substantially all of the operating assets and business operations of NetDisc, Inc. for 10,000 shares of the Company's common stock. The acquisition will be accounted for under the purchase method of accounting.

             NetDisc is engaged in Internet advertising, and has developed CD Rom/Internet technology which directs users to the Web sites of advertisers. In connection with the asset purchase agreement, NetDisc pledged to an unaffiliated third party all of the assets that it purchased. The Company assumed none of NetDisc's liabilities.

         Operating Leases

             On May 10, 1999, the Company entered into a lease for its main office in Weston, Florida. The lease, which expires on August 10, 1999, requires monthly payments of $4,000. The Company plans to either expand its current location or lease at another location when the lease expires.

             On May 12, 1999, the Company entered into an office service agreement for a New York office. The agreement, which expires on May 31, 2000, requires monthly payments of $4,626 and may be terminated by either party upon thirty days written notice. Upon expiration of the initial term of the agreement, there is an automatic extension for the same period of time as the initial term with an increase in the base rent of 8%. The terms of the agreement will remain the same as the initial term if extended.

         Equity Transactions

             On February 1, 1999, the Board of Directors of the Company designated 300,000 shares of authorized Preferred Stock as Series B Preferred Stock with a par value of $.01 per share. The Series B Preferred Stock has equal voting rights with the Company's Common Stock upon conversion to common stock; is convertible, at the option of the holder, into twenty shares of Common Stock for each share of Series B Preferred Stock; is redeemable at any time at the sole option of the Company at a redemption price to be negotiated by the parties; is entitled to dividends from time to time as determined in the sole discretion of the Company out of funds legally available for the payment of dividends; and is entitled to a liquidation preference of $.01 per share upon voluntary or involuntary dissolution or winding up of the Company.

                            REGENESIS HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 12. SUBSEQUENT EVENTS (Continued)

         Equity Transactions (Continued)

             On February 1, 1999, the Board of Directors of the Company designated 300,000 shares of authorized Preferred Stock as Series C Preferred Stock with a par value of $.01 per share. The Series C Preferred Stock has equal voting rights with the Company's Common Stock; is convertible, at the option of the holder, into 18.75 shares of Common Stock for each share of Series C Preferred Stock; is redeemable at any time at the sole option of the Company at a redemption price to be negotiated by the parties; is entitled to dividends from time to time as determined in the sole discretion of the Company out of funds legally available for the payment of dividends; and is entitled to a liquidation preference of $.01 per share upon voluntary or involuntary dissolution or winding up of the Company.

             On February 1, 1999, the Board of Directors of the Company and a majority of the stockholders filed an amendment to the Articles of Incorporation, which provide for an increase in the number of shares of common and preferred shares as follows: The maximum number of shares of all classes of stock which the Corporation is authorized to have outstanding at any one time is 110,000,000 shares, of which 10,000,000 shares shall be preferred stock, par value $.01 per share, issuable in one or more classes or series (the "Preferred Stock"), and 100,000,000 shares shall be Common Stock, par value $.01 per share (the "Common Stock"). Retroactive effect has been given to this amendment to the Company's authorized stock in the accompanying financial statements. All or any part of the

             Common Stock and Preferred Stock may be issued by the Corporation from time to time and for such consideration as the Board of Directors may determine. All of such shares, if and when issued, and upon receipt of such consideration by the Corporation, shall be fully paid and non-assessable.

             On February 1, 1999, the Company sold 35,000 Series C Preferred Stock to the Company's Chairman and received net proceeds of $350. Contemporaneously, the Chairman transferred 29,000 of his Series C Preferred Stock to certain officers of the Company. On February 3, 1999, the Company sold 13,000 of its Series C Preferred Stock in a private offering and received net proceeds of $130. The Chief Executive Officer and a director purchased 3,000 and 10,000 shares, respectively. All of the Series C Preferred Stock was subsequently converted into a total of 900,000 shares of common stock.

             On February 5, 1999, the Company granted an aggregate of 500,000 stock options under its 1997 Stock Option Plan, to the Chairman, Chief Executive Officer and President, at an exercise price of $.25 per share.

             On February 15, 1999, the Company completed an offering of 950,000 shares of its common stock in a private offering and received net proceeds of $9,500. This offering included 516,000 shares issued to related parties.

                            REGENESIS HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 12. SUBSEQUENT EVENTS (Continued)

         Equity Transactions (Continued)

             On February 23, 1999, the Company consummated four Subscription Agreements to sell 500,000 of the Company's common stock to unrelated investors at $.20 per share. The Company has received $100,000 for the sale of 500,000 shares and is in the process of delivering the shares to the investors. The subscription agreement expires on June 30, 1999.

             On March 18, 1999, the Company granted 100,000 shares of common stock to an officer, pursuant to the terms of his employment agreement.

             On March 30, 1999, the Company accepted a Subscription Agreement from an institutional investor (the "Buyers") for a total of 100,000 shares of its common stock at $1.00 per share for a total subscription price of $100,000.

             The following is a summary of the shares of common stock issued subsequent to December 31, 1998:

              Balance, December 31, 1998                                 762,345
              Private offering, February 15, 1999                        950,000
              Private offering, February 23, 1999                        500,000
              Shares to officers under employment agreements             100,000
              Conversion of Series C preferred stock                     900,000
              Shares issued for NetDisc, Inc. acquisition                 10,000
              Private offering, March 30, 1999                           100,000
                                                                       ---------
              Balance, March 30, 1999                                  3,322,345
                                                                       =========