Form 10KSB40/A
period 1998-12-31
REGENESIS HOLDINGS INC
filed 1999-07-30
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB/A1

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

                       930 Washington Avenue - 4th Floor
                           Miami Beach, Florida 33139
                     --------------------------------------
                     (Address of Principal Executive Office)

                                 (305) 695-4400
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                        1555 North Park Drive - Suite 103
                              Weston, Florida 33326
           -----------------------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Index to Exhibits

Exhibits    Description of Documents
--------    ------------------------

  3.1       Articles of Incorporation of International Pizza Corporation, as
            amended.(1)
  3.2       Bylaws of International Pizza Corporation, as amended.(1)
  3.3       Articles of Amendment to the Articles of Incorporation of QPQ
            Corporation setting forth the designations, rights and preferences of the Series A Preferred Stock.(1)
  3.4       Articles of Amendment to the Articles of Incorporation of QPQ
            Corporation changing its name to Regenesis Holdings, Inc.(1)
  3.5       Articles of Amendment to the Articles of Incorporation of Regenesis
            Holdings, Inc. increasing the authorized capital and setting forth the designations, rights and preferences of the Series B and Series
            C Preferred Stock.(2)
  3.6       Articles of Amendment to the Articles of Incorporation of Regenesis
            Holdings, Inc. restating the designations, rights and preferences of the Series C Preferred Stock.(3)
  6.1       Asset Purchase Agreement by and between Regenesis Holdings, Inc. and
            NetDisc, Inc., dated as of March 18, 1999.(7)
 10.1       Agreement on Transfer the Shares as Collateral dated May 23, 1997 by and between QPQ Corporation and International Fast Food
            Corporation.(4)
 10.2       Stock Purchase Agreement dated as of September 3, 1997 by and between QPQ Corporation and Linde Group.(5)
 10.3       Lease Agreement dated 5/12/99 by and between Omnioffices, Inc. and
            Regenesis Holdings, Inc.(7)
 10.4       Lease Agreement dated 5/10/99 by and between Finance Team of America and Regenesis Holdings, Inc.(7)
 10.5       Employment Agreement dated 4/1/99 between Regenesis Holdings, Inc.
            and Mitchell B. Sandler.(3)
 10.6       Employment Agreement dated as of 2/15/99 between Regenesis Holdings,
            Inc. and Russell Adler.(3)
 10.7       Employment Agreement dated 4/18/99 between Regenesis Holdings, Inc.
            and Lawrence Gallo.(3)
 10.8       Employment Agreement dated 4/18/99 between Regenesis Holdings, Inc.
            and Joel F. Brownstein.(3)
 10.9       Employment Agreement dated 4/1/99 between Regenesis Holdings, Inc.
            and Mark Jelaso.(3)
 27         Financial Data Schedule.(7)

---------------------
(1) Incorporated by reference to exhibits from the Company's Form 10-KSB Report, as amended, as filed with the Securities and Exchange Commission 6/10/98.

(2) Incorporated by reference as an exhibit to the Company's Form 8-K as filed with the Commission 2/18/99.

(3) Incorporated by reference to exhibits from the Company's Form 10-KSB Report as filed with the Securities and Exchange Commission 7/14/99.

(4) Incorporated by reference as an exhibit to the Company's Form 8-K as filed with the Commission 6/20/97.

(5) Incorporated by reference as an exhibit to the Company's Form 8-K as filed with the Commission 9/18/97.

(6) Incorporated by reference as an exhibit to the Company's Form 8-K as filed with the Commission 1/20/99.

(7) Filed herewith.

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

                                                  REGENESIS HOLDINGS, INC.
                                                        (Registrant)


Date: July 14, 1999                               By: /s/ Russell Adler
                                                     ---------------------------
                                                     Russell Adler
                                                     Chairman


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Russell Adler                                           July 14, 1999
---------------------------
Russell Adler, Director


/s/ Larry Gallo                                             July 14, 1999
---------------------------
Larry Gallo, Director


/s/ Mitchell Sandler                                        July 14, 1999
---------------------------
Mitchell Sandler, Director


/s/ Joel Brownstein                                         July 14, 1999
---------------------------
Joel Brownstein, Chief
Financial Officer

                                   SIGNATURES


In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  REGENESIS HOLDINGS, INC.
                                                        (Registrant)


Date: July 27, 1999                               By: /s/ Russell Adler
                                                     ---------------------------
                                                     Russell Adler
                                                     Chairman

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


/s/ RACHLIN COHEN & HOLTZ LLP
----------------------------------
     RACHLIN COHEN & HOLTZ LLP


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

/s/ MOORE STEPHENS LOVELACE, P.A.
-----------------------------------
     MOORE STEPHENS LOVELACE, P.A.


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