Form 10QSB
period 1999-03-31
REGENESIS HOLDINGS INC
filed 1999-08-02
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



        [X] Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 1999



               [ ] Transition Report Under Section 13 or 15(d) of
                                the Exchange Act


                         Commission file number 1-12350

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

                     (Address of Principal Executive Office)

                                 (305) 695-4400

                (Issuer's Telephone Number, Including Area Code)

                        1555 North Park Drive - Suite 103
                              Weston, Florida 33326

          (Former Name or Former Address, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   [ ]    No  [x]


         The number of shares outstanding of the issuer's common stock, par value $.01 per share as of July 28, 1999 was 3,322,345. (certificates representing 2,560,000 shares have not yet been physically issued, but are deemed to be outstanding)

         Transitional Small Business Disclosure Format:

                           Yes   [ ]    No  [x]

                            REGENESIS HOLDINGS, INC.
                          INDEX TO FINANCIAL STATEMENTS
                                   (Unaudited)





PART I.  FINANCIAL INFORMATION                                                                          Page


      Item 1.     Financial Statements


                  Condensed Balance Sheets as of March 31, 1999 (Unaudited)
                           and December 31, 1998                                                          3


                  Condensed Statements of Operations for the Three
                           Months Ended March 31, 1999 (Unaudited) and 1998                               4



                  Condensed Statements of Cash Flows for the Three
                           Months Ended March 31, 1999 (Unaudited) and 1998                               5


                  Notes to Unaudited Financial Statements                                                 6


      Item 2.     Management's Discussion and Analysis or Plan of Operation                               7


PART II.  OTHER INFORMATION                                                                             8-10

                  Signatures                                                                              11



                            REGENESIS HOLDINGS, INC.
                             CONDENSED BALANCE SHEET


                                                    March 31,       December 31,
                                                      1999               1998
                                                  ------------      ------------
                                                  (Unaudited)            *
ASSETS

Current assets
  Cash                                            $      500       $     20,748
    Due from Officers                                  9,444               -0-
                                                  ----------       ------------
                                                       9,944

Furniture and equipment                                9,855               -0-
                                                                   -----------
Intangible Asset                                       6,500               -0-
                                                  ----------       -----------

Total current assets                                  26,299             20,748
                                                  ==========       ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                          $    70,225      $     14,403
  Loans payable others                                100,525             2,800
                                                  ------------     ------------

    Total current liabilities                         170,750            17,203
                                                  ============     ============

Commitments, Contingencies and Subsequent Events          --                 --

Shareholders' equity (deficit)
  Preferred stock, $.01 par value,
    10,000,000 shares authorized;                         --                 --
    none issued and outstanding
    Common stock, $.01 par value,
    100,000,000 shares authorized;
    762,345 shares issued
    and outstanding                                     7,623             7,623
  Additional paid-in capital                       12,471,481        12,471,481
  Deficit                                         (12,623,555)      (12,475,559)
                                                  -----------      ------------
                                                    (144,451)            3,545
                                                  -----------      ------------

                                                  $    26,299      $     20,748
                                                  ============     ============

*condensed from audited financial statements

                             See Accompanying Notes

                            REGENESIS HOLDINGS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three months ended March 31,

                                                      1999             1998
                                                      ----             ----



Operating expenses
  General and administrative                          147,996           160,100
                                                    ---------         ---------


Other expenses
  Interest expense                                       --                --
  Interest income                                        --                  69
  Other income                                           --              14,931


                                                         --              15,000
                                                                      ---------


Net income (loss)                                   $(147,996)        $(145,100)
                                                    ---------         ---------


Basic and diluted net
  loss per share

  Continuing operations                             $   (0.19)        $   (0.21)





Weighted average shares                               762,300           693,643
  outstanding                                         =======           =======





                             See Accompanying Notes

                            REGENESIS HOLDINGS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three months ended March 31,
                                                   -----------------------------
                                                           1999          1998
                                                       -----------   -----------

Cash flows from operating activities
  Net loss                                               $(147,996)   $(145,100)
  Adjustments to reconcile net income to
  net cash used in operating activities:                      --
    Depreciation                                              1095         --
    Provision for underwriter warrant settlement              --           --
    Net realizable value adjustments                          --           --
    Gain on disposition of equipment                          --         90,000
Changes in operating assets and liabilities:
    Decrease in accounts receivable                           --         41,822
    Decrease in inventory                                     --           --
    Increase in accrued interest receivable                   --           --
    Decrease in prepaid expenses                              --           --
    Decrease in other assets                                  --           --
    Increase (Decrease) in accounts payable                 55,822         (925)

                                                         ---------    ---------
  Net cash used in operating activities                    (91,079)     (14,203)
                                                         ---------    ---------

Cash flows from investing activities
  Purchase of equipment                                    (10,950)        --
  Purchase of Netdisc Assets                                (6,500)
                                                         ---------    ---------
  Net cash used in investing activities                    (17,450)           0
                                                         ---------    ---------
Cash flows from financing activities
  Due from affiliates                                       (9,444)        --
  Issuance of common stock                                    --         15,000
  Proceeds from Loan payable                               100,525         --
  Decrease in Loans from Officers                           (2,800)
                                                         ---------    ---------
  Net cash provided by financing activities                 88,281       15,000
                                                         ---------    ---------
Foreign currency translation adjustment                       --           --

Net (decrease) in cash                                     (20,248)         797
Cash, beginning of year                                    (20,748)         500
                                                         ---------    ---------
Cash, end of year                                        $     500    $   1,297
                                                         =========    =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                 $    --      $    --
                                                         =========    =========


                             See Accompanying Notes

                            REGENESIS HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation - The accompanying condensed consolidated financial statements at March 31, 1999 include the accounts of the Company.

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

The accompanying unaudited condensed financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited condensed financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission. The December 31, 1998 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Going Concern - The report of the Company's independent accountants on their audit of the Company's December 31, 1998 financial statements contained uncertainties relating to the Company's ability to continue as a going concern. The Company has incurred a loss in the three months ended March 31, 1999 and uncertainties exist with regard to the Company's ability to generate sufficient cash flows from operations or other sources to meet existing obligations, which gives rise to doubts about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


THREE MONTHS ENDED MARCH 31, 1999 VS THREE MONTHS ENDED MARCH 31, 1998:

RESULTS OF OPERATIONS

At March 31, 1998 and 1999, Regenesis did not have any operating subsidiaries.

General and Administrative Expenses for the three months ended March 31, 1999 and March 31, 1998, totaled $147,996 and $160,100, respectively. For the three months ended March 31, 1999, General and Administrative Expenses were comprised of promotion expenses related to product development and marketing, legal and professional fees, office rent, travel, telephone and other corporate expenses of $147,996. For the three months ended March 31, 1998, General and Administrative Expenses were comprised of executive and office staff salaries of $40,302, legal and professional fees, office rent, travel, telephone and other general corporate expenses of $119,798.

Interest and other income for the three months ended March 31, 1999 and 1998 was $0 and $15,000, respectively. The $15,000 is primarily attributable to interest earned on invested funds during the 1998 period, as well as, miscellaneous income relating to the recovery of certain assets.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had cash of $500 and a deficiency in working capital of (160,806). The Company's ability to meet its future obligations in relation to the orderly payment of its recurring general and administrative expenses on a current basis is totally dependent on its ability to secure and develop new business opportunities through acquisitions or other venture opportunities. Since the Company has no current source of liquidity, the Company is unable to predict how long it may be able to survive without a significant infusion of capital from outside sources and it is further unable to predict whether such capital infusion, if available, will be on terms and conditions favorable to the Company.

In order to generate future operating activities, the Company intends to search for, investigate and attempt to secure and develop business opportunities through acquisitions, mergers or other business combinations and strategic alliances. There can be no assurance that the Company will be successful in its search for new business opportunities or that any such acquired businesses, assets or new ventures will be successful. Although the Company engages in these discussions from time to time, it is not at present a party to any agreement or contract. The report of Rachlin Cohen & Holtz, LLP, the Company's auditors ("Auditors") in connection with their audit of the Company's financial statements for the year ended December 31, 1998, containing an explanatory paragraph which express substantial doubt as to the ability of the Company to continue as a going concern, which assumes the realization of assets and liquidation of liabilities in the ordinary course of business. Uncertainty exists with regard to the Company's ability to generate sufficient cash flows from operational or other sources to meet and fund its commitments with regard to existing liabilities and recurring expenses, which give rise to substantial doubt as to the Company's ability to continue as a going concern.

As reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, on February 23, 1999 the Company consummated the sale of 500,000 of its shares of common stock for an aggregate purchase price of $100,000, or $.20 per share, to four institutional investors. Those proceeds where originally entered as a loan, prior to the stock issuance as reported in the Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Regenesis received a letter in August 1998 on behalf of one of its shareholders whereby the stockholder alleged that he was damaged by affirmative misrepresentations and material omissions allegedly made by Regenesis and its affiliates in connection with the 1996 sale of its securities to the stockholder. The amount of damages alleged to have been suffered by the stockholder is $1,200,000, excluding interest and attorney's fees. In December 1998, in an effort to resolve any such pending allegations, Regenesis joined a suit in which this stockholder was charged with libel and slander. Regenesis believes that this matter will be resolved in a manner favorable to it, but there can be no assurances of this. If this matter is resolved in a manner unfavorable to Regenesis, is financial position could be materially adversely affected.

ITEM 2.CHANGES IN SECURITIES

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

On February 1, 1999, the Board of Directors of the Company designated 300,000 shares of authorized Preferred Stock as Series C Preferred Stock with a par value of $.01 per share. The Series C Preferred Stock has equal voting rights with the Company's Common Stock is convertible, at the option of the holder, into fifty shares of Common Stock for each share of Series B Preferred Stock; is redeemable at any time at the sole option of the Company at a redemption price to be negotiated by the parties; entitled to dividends from time to time as determined in the sole discretion of the Company out of funds legally available for the payment of dividends; and is entitled to a liquidation preference of $.01 per share upon voluntary or involuntary dissolution or winding up of the Company.

On February 1, 1999, the Board of Directors of the Company and a majority of the shareholders filed an amendment to the articles which provide for an increase of common and Preferred shares as follows: The maximum number of shares of all classes of stock which the Corporation is authorized to have outstanding at any one time is 110,000,000 shares, of which 10,000,000 shares shall be preferred stock, par value $.01 per share, issuable in one or more classes or series (the "Preferred Stock"), and 100,000,000 shares shall be Common Stock, par value $.01 per share (the "Common Stock"). All or any part of the Common Stock and Preferred Stock may be issued by the Corporation from time to time and for such consideration as the Board of Directors may determine. All of such shares, if and when issued, and upon receipt of such consideration by the Corporation, shall be fully paid and non-assessable.

ITEM 5.OTHER INFORMATION

The Company has relocated its corporate headquarters from Weston, Florida to Miami Beach, Florida at which it currently leases approximately 4000 square feet of office space from an unaffiliated party. Its monthly lease payments are $4100. The term of the lease is 35 months, commencing on August 1, 1999 and ending May 31, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a.)     Index to Exhibits

         Exhibits Description of Documents

         3.5 Articles of Amendment to the Articles of Incorporation of Regenesis Holdings, inc. increasing the authorized capital stock and setting forth the designations, rights and preferences of the Series B and Series C Preferred Stock. (1)

         10.5 Lease Agreement dated August 1, 1999 between Regenesis Holdings, Inc. and Auction Finance Group, Inc.

         27       Financial Data Schedule
------------------
(1) Incorporated by reference as an exhibit to the Company's Form 8-K as filed with the Commission 2/18/99.



(b.)     Reports on Form 8-K.

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

                  On January 29, 1999, the Company engaged the firm of Rachlin Cohen & Holtz, One SE Third Ave., Tenth Floor, Miami, Florida 33131 (the "New Accountants") as its new certifying accountants.

                  On February 18, 1999, the Company filed a Report on form 8-K disclosing (a) that on February 1, 1999, the Board of Directors of the Company designated 300,000 shares of authorized Preferred Stock as Series B Preferred Stock with a par value of $.01 per share, (ii) On February 1, 1999, the Board of Directors of the Company designated 300,000 shares of authorized Preferred Stock as Series C Preferred Stock with a par value of $.01 per share, (iii) On February 1, 1999, the Board of Directors of the Company and a majority of the shareholders filed an amendment to the articles which provide for an increase of common and Preferred shares as follows: The maximum number of shares of all classes of stock which the Corporation is authorized to have outstanding at any one time is 110,000,000 shares, of which 10,000,000 shares shall be preferred stock, par value $.01 per share, issuable in one or more classes or series (the "Preferred Stock"), and 100,000,000 shares shall be Common Stock, par value $.01 per share (the "Common Stock"). All or any part of the Common Stock and Preferred Stock may be issued by the Corporation from time to time and for such consideration as the Board of Directors may determine. All of such shares, if and when issued, and upon receipt of such consideration by the Corporation, shall be fully paid and non-assessable.

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

                                   SIGNATURES


                  In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, Regenesis Holding, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    REGENESIS HOLDING, INC.



         DATE:  July 28, 1999       By: /s/  Lawrence Gallo
                                        -------------------
                                            Lawrence Gallo
                                            CEO, President