Form 10QSB
period 1999-06-30
REGENESIS HOLDINGS INC
filed 1999-08-19
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



        [x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999



                 Transition Report Under Section 13 or 15(d) of the Exchange Act

                 For the transition period from ___________ to___________.


                         Commission file number 1-12350

                            REGENESIS HOLDINGS, INC.
   --------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Florida                                         65-0827283
-------------------------------                          -----------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

                        930 Washington Avenue - 4th Floor
                           Miami Beach, Florida 33139
                       -----------------------------------
                     (Address of Principal Executive Office)

                                 (305) 695-4400
                       -----------------------------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [x]  No [ ]

         The number of shares outstanding of the issuer's common stock, par value $.01 per share as of August 16, 1999 was 4,401,512.

         Transitional Small Business Disclosure Format:


                                 Yes [x]  No [ ]

                            REGENESIS HOLDINGS, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                              Page
PART I.  FINANCIAL INFORMATION                                                ----
------------------------------

         ITEM. 1          Financial Statements


                          Condensed Balance Sheet as of June
                          30, 1999 and December 31, 1998                        2


                          Condensed Statements of Operations
                          for the Three and Six Months Ended
                          June 30, 1999 and 1998                                3


                          Condensed Statements of Shareholders'
                          Deficiency for the Six Months Ended
                          June 30, 1999                                         4


                          Condensed Statements of Cash Flows
                          for the Six Months Ended June 30,
                          1999 and 1998                                         5


                          Notes to Condensed Financial
                          Statements                                          6 - 10



         ITEM. 2          Management's Discussion and Analysis
                          or Plan of Operation                               11 - 12


PART II.  OTHER INFORMATION
---------------------------


SIGNATURES

                            REGENESIS HOLDINGS, INC.
                             CONDENSED BALANCE SHEET
                                   (unaudited)

                                     ASSETS
                                     ------
                                                                            June 30,                December 31,
                                                                              1999                      1998
                                                                              ----                      ----
CURRENT ASSETS:
    Cash and cash equivalents                                             $      8,042               $    20,748
    Due from officers                                                           11,579                      -
                                                                          ------------               -----------

         Total Current Assets                                                   19,621                    20,748
                                                                          ------------               -----------

Furniture, equipment & leasehold
  improvements, net                                                             13,790                      -
Deposits                                                                        12,860                      -
Other assets                                                                       630                      -
                                                                          ------------               -----------

         Total Assets                                                     $     46,901               $    20,748
                                                                          ============               ===========


                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:

    Accounts payable, trade                                               $    120,986              $     14,403
    Accrued payroll and related taxes                                          108,377                      -
    Loans payable others                                                        26,025                     2,800
                                                                          ------------              ------------

         Total Current Liabilities                                             255,388                    17,203
                                                                          ------------              ------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

    Preferred Stock, $.01 par value,
         10,000,000 shares authorized;
         no shares issued                                                         --                        --
    Common  Stock,   $.01 par value,
         100,000,000 shares authorized;
         4,259,845 and 762,345 shares
         issued and outstanding,                                                42,598                     7,623
    Additional paid-in capital                                              12,873,416                12,471,481
    Accumulated deficit                                                    (13,124,501)              (12,475,559)
                                                                          ------------              ------------

         Total Shareholders' Deficiency                                    (   208,487)                    3,545
                                                                          ------------              ------------

         Total Liabilities and
               Shareholders' Deficiency                                   $     46,901              $     20,748
                                                                          ============              ============

                             See Accompanying Notes

                            REGENESIS HOLDINGS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     Three Months Ended                         Six Months Ended
                                                          June 30,                                   June 30,
                                             -----------------------------------         --------------------------------
                                                  1999                  1998                 1999                 1998
                                                  ----                  ----                 ----                 ----
COST OF CD ROM DISCS PRODUCED                $     10,368          $       -             $   107,368          $      -

GENERAL & ADMINISTRATIVE
 EXPENSES                                         370,628                86,445              547,574              246,545
                                             ------------          ------------          -----------          -----------

        Total costs and expenses                  380,996                86,445              654,942              246,545
                                             ------------          ------------          -----------          -----------

OTHER INCOME (EXPENSES):
    Interest income                                  -                       22                 -                      91
    Other Income                                    6,000                 2,226                6,000               17,157
    Discount on note receivable                      -              (    70,261)                -              (   70,261)
    Loss on disposal of assets                       -              (    17,013)                -              (   17,013)
                                             ------------          ------------          -----------          -----------

        Total other income
           (expense), net                           6,000           (    85,026)               6,000           (   70,026)
                                             ------------          ------------          -----------          -----------


NET LOSS                                     $(   374,996)         $(   171,471)         $(  648,942)         $(  316,571)
                                             ============          ============          ===========          ===========

BASIC AND DILUTED
    NET LOSS PER COMMON
    SHARE:                                   $(       .09)         $(       .25)         $(      .21)         $(      .46)
                                             ============          ============          ===========          ===========

WEIGHTED AVERAGE
    COMMON SHARES
    OUTSTANDING                                 4,210,425               693,643            3,123,706              693,643
                                             ============          ============          ===========          ===========


                             See Accompanying Notes

                            REGENESIS HOLDINGS, INC.
            CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (Deficiency)
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)

                                       Preferred Stock                   Common Stock
                                   Shares             Amount        Shares            Amount
                                  --------           --------      --------          --------
Balances,
   December 31,
   1998                               -                 -          762,345          $  7,623

Issuance of Series C
   Preferred Shares                    480             $ 480          -                 -

Conversion of Series C
   Preferred Shares into
   Common Stock                       (480)             (480)      900,000             9,000

Issuance of shares in private
   placement Transactions             -                 -        1,587,500            15,875

Issuance of Shares to officers
   pursuant to their employment
   agreements                         -                 -        1,000,000            10,000

Issuance of shares to acquire
   Net Disc, Inc. assets              -                 -           10,000               100

Net loss for
   the period                         -                 -             -                 -


Balances,
   June 30, 1999                      -          $      -        4,259,845         $  42,598
                                  ========       ===========     ==========        ==========

                                             Additional
                                              Paid In         Accumulated
                                              Capital           Deficit        Total
                                             ----------       -----------     --------
Balances,
   December 31,
   1998                                    $12,471,481      $(12,475,559)    $   3,545

Issuance of Series C
   Preferred Shares                               -                 -              480

Conversion of Series C
   Preferred Shares into
   Common Stock                                 48,180              -           56,700

Issuance of shares in private
   placement Transactions                      300,225              -          316,100

Issuance of Shares to officers
   pursuant to their employment
   agreements                                   53,000              -           63,000

Issuance of shares to acquire
   Net Disc, Inc. assets                           530              -              630

Net loss for
   the period                                     -             (648,942)     (648,942)


Balances,
   June 30, 1999                           $12,873,416      $(13,124,501)    $(208,487)
                                           ===========      ============     =========


                             See Accompanying Notes

                            REGENESIS HOLDINGS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Six Months Ended June 30,
                                                                          --------------------------------------
                                                                              1999                       1998
                                                                           ----------                 ----------
CASH FLOWS FROM OPERATING
    ACTIVITIES:

    Net Loss                                                              $(   648,942)             $(   316,571)
    Adjustment to reconcile net
         loss to net cash used in
         operating activities:
               Depreciation and amortization                                     1,532                    17,013
               Expenses paid by issuance of
                   common stock                                                170,050                    90,000
    Changes in operating assets and
         liabilities:
               Receivables                                                        -                      252,983
               Prepaid expenses                                                   -                       18,000
               Deposits and other assets                                   (    24,439)                     -
               Accounts payable and
                   accrued expenses                                            214,960               (    76,925)
                                                                          ------------              ------------
    Net cash used in operating
         activities                                                        (   286,839)              (    15,500)
                                                                          ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Payments for furniture, equipment
         and leasehold improvements                                        (    15,322)                     -
                                                                          ------------              ------------

    Net cash provided by(used in)
         investing activities                                              (    15,322)                     -
                                                                          ------------              ------------

CASH FLOWS FROM FINANCING
    ACTIVITIES:

    Net proceeds from issuance of
         Common stock                                                          266,230                    15,000
    Proceeds from loans payable, net                                            23,225                      -
                                                                          ------------              ------------

    Net cash provided by financing
         activities                                                            289,455                    15,000
                                                                          ------------              ------------

INCREASE(DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                       (    12,706)              (       500)

BEGINNING CASH AND CASH EQUIVALENTS                                             20,748                       500
                                                                          ------------              ------------

ENDING CASH AND CASH EQUIVALENTS                                          $      8,042              $       -
                                                                          ============              ============

                             See Accompanying Notes

                            REGENESIS HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Presentation - The accompanying condensed financial statements at June 30, 1999 include the accounts of the Company

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

         The accompanying unaudited condensed financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited condensed financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1998 of Regenesis Holdings, Inc. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1998 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


         Going Concern - The report of the Company's independent accountants on their audit of the Company's December 31, 1998 financial statements contained uncertainties relating to the Company's ability to continue as a going concern. The Company has incurred a substantial loss in the six months ended June 30, 1999 and uncertainties exist with regard to the Company's ability to generate sufficient cash flows from operations or other sources to meet existing obligations and fund its commitment with regard to the expansion of its existing operations which gives rise to doubts about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Net Loss Per Common Share - The basic and diluted net loss per common share in the accompanying statements of operations is based upon the net loss divided by the weighted average number of shares outstanding during the period. Diluted per share is the same as basic per share data since the inclusion of all potentially dilutive common shares that would be issuable upon the exercise of options and warrants and the assumed conversion of preferred stock would be anti-dilutive.

                            REGENESIS HOLDINGS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

         Liquidity and Plan of Operations - As of June 30, 1999, the Company had cash of $8,042 and a deficiency in working capital of $(235,767), respectively. The Company's ability to meet future obligations in relation to the orderly payment of its recurring general and administrative expenses on a current basis is totally dependent upon its ability to secure and develop new business opportunities through acquisitions or other venture opportunities. Since the Company does not have any source of liquidity, the Company is unable to project how long it may be able to survive without significant infusion of capital from outside sources and it further is unable to predict whether such capital infusion, if available, would be at terms and conditions that are acceptable to the Company.

In order to generate future operating activities, the Company intends to search for, investigate and attempt to secure and develop, business opportunities through acquisitions, reverse mergers or venture activities, However, there can be no assurance that the Company will be successful in its search for new business opportunities or that any such businesses or ventures acquired will be successful.

2.       ACQUISITION OF NETDISC. INC:


         On March 18, 1999, the Company acquired substantially all of the operating assets and business operations of NetDisc, Inc. for 10,000 shares of the Company's common stock. The Company assumed none of NetDisc's liabilities. The 10,000 shares of common stock were valued at a price of $.063 per share which represents the last publicly traded price of the Company's common stock on December 15, 1998, as quoted on the OTC Bulletin Board. The Company believes that the December 15, 1998, per share price reasonably reflects the estimated fair market value per share of the Company's common stock on the date of acquisition.

         As of the date of acquisition, NetDisc had no operations and minimal assets. Accordingly, the $630 value of the 10,000 shares of common stock issued to acquire NetDisc, Inc. has been included in other assets in the accompanying balance sheet.

         NetDisc is engaged in Internet advertising, and has developed CD ROM/Internet technology, which directs users to the web sites of advertisers.

3.       SHAREHOLDERS' EQUITY:

         On February 1, 1999 the Company sold 35,000 shares of its Series C preferred Stock for a purchase price of $350.00 or $.01 per share, to Mr Adler, the Chairman of the Board of the company. Inasmuch as Mr. Adler, as an executive officer and director of the Company, is an accredited investor, issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

                            REGENESIS HOLDINGS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

         On February 3, 1999, the Company sold 10,000 and 3,000 shares of its Series C Preferred Stock for a purchase price of $130.00 or $.01 per share, to Mr. Adler and Mr Sandler, Chairman of the Board of Directors and President of the Company, respectively. Inasmuch as each of Messrs. Adler and Sandler is an executive officer and director of the company, and therefor an accredited investor, issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in
Section 4(2) of such Act and the rules and regulations thereunder.

         On February 5, 1999, the company granted options under its 1997 Stock Option plan to purchase an aggregate of 500,000 shares of its common stock to Mr. Adler. such options have an exercise price of $.25 per share, are immediately exercisable and expire February 4, 2003. Inasmuch as Mr. Adler, as an executive officer and director of the Company, is an accredited investor, issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

         On February 15, 1999, the Company consummated the sale of 950,000 of shares of common stock for an aggregate purchase price of $9,500.00 or $.01 per share, to 29 investors. Inasmuch as each of such investors is either and accredited or otherwise qualified investor, or had a pre-existing relationship with the Company, and had access to relevant information concerning the company, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder. Results of operations for the six months ended in June 30, 1999, includes a charge for compensation of $50,350 relating to the issuance of the 950,000 shares of common stock.

         On February 15, 1999, Mr Adler transferred 29,000 of his shares of Series C Preferred Stock in the following manner to the following transferee, each of which is an officer of the Company: 5,000 shares to Mr. Sandler; 13,333.33 shares to Mr. Gallo; and 10,666.66 shares to Mr. Brownstein. Messrs. Adler, Sandler, Gallo and Brownstein then converted all of the shares of Series C Preferred Stock into an aggregate of 900,000 shares of common stock of the Company as follows: Mr. Adler: 300,000 shares; Mr. Sandler: 150,000 shares; Mr.
Gallo: 250,000 shares; and Mr. Brownstein: 200,000 shares. Results of operations for the six months ended June 30, 1999, includes a charge for compensation of $56,700 relating to the issuance of the 900,000 shares of common stock.

         On February 23, 1999, the Company consummated the sale of 500,000 of its shares of common stock for and aggregate purchase price of $100,000., or $.20 per share, to four institutional investors. Inasmuch as each of such institutional investor is an accredited investor, and had access to relevant information concerning the company, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

         On March 30, 1999, the Company consummated the sale of 100,000 shares of its common stock for a purchase price of $100,000, or $1.00 per share, to an institutional investor. In as much

                            REGENESIS HOLDINGS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

as the institutional investor is an accredited investor, and had access to relevant information concerning the company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

         During the six months ended June 30, 1999, the Company entered into employment agreements with its five officers. The agreements provide for aggregate annual compensation of approximately $685,000. Pursuant to the agreements the officers were granted an aggregate of 1,000,000 shares of common stock and options to purchase 950,000 shares of common stock at an exercise price of $.25 per share. Results of operations for the six months ended June 30, 1999, includes a charge for compensation of $63,000 relating to the grant of the 1,000,000 shares of common stock.

         In April 1999, May 1999, and June 1999, the Company consummated the sale of an aggregate of 37,500 shares of common stock for an aggregate purchase price of $56,250 or $1.50 per share, to 4 investors. Inasmuch as each of such investors is an accredited investor, and had access to relevant information concerning the Company, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

         From July 1, 1999, through August 16, 1999, the Company consummated the sale of 133,667 shares of common stock for an aggregate purchase price of $200,500 or $1.50 per share to 4 investors and the sale of 8,000 shares of common stock for an aggregate purchase price of $24,000 or $3.00 per share to 2 investors. Inasmuch as each of such investors is an accredited investor, and had access to relevant information concerning the Company, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

         In connection with the sale of 950,000 shares of common stock to 29 investors, the issuance of 900,000 shares of common stock in exchange for 480 shares of Preferred Stock and the grant of 1,000,000 shares of common stock to officers pursuant to their employment agreements, the Company valued the 2,850,000 shares of common stock at a price of $.063 per share which represents the last publicly traded price of the Company's common stock on December 15, 1998, as quoted on the OTC Bulletin Board. The Company believes that the December 15, 1998, per share price reasonably reflects the estimated fair market value per share of the Company's common stock on the date of the transactions described above.

         No underwriters were involved in any of the transactions described above, and no commissions were paid in connection therewith.

                            REGENESIS HOLDINGS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


 4.      COMMITMENTS AND CONTINGENCIES:

         Regenesis received a letter in August 1998 on behalf of one of its shareholders whereby the stockholder alleged that he was damages by affirmative misrepresentations and material commissions allegedly made by Regenesis and its affiliates in connection with the 1996 sales of its securities to the stockholder. The amount of damages alleged to have been suffered buy the stockholder is $1,200,000, excluding interest and attorney's fees. In December 1998, in an effort to resolve such pending allegations, Regenesis joined a suit in which this stockholder was charges with libel and slander. Regenesis believes that this matter will be resolved in a manner favorable to it, but there can be no assurances of this. If this matter is resolved in a manner unfavorable to Regenesis, the Company's financial position could be materially adversely affected.

         On May 12, 1999, the Company entered into an office service agreement for a New York office. The agreement, which expires on May 31, 2000, requires monthly payments of $4,626 and may be terminated by either party upon thirty days written notice. Upon expiration of the initial term of the agreement, there is an automatic extension for the same period of time as the initial term with an increase in the base rent of 8%. The terms of the agreement will remain the same as the initial term if extended.
         The Company has relocated it's corporate headquarters from Weston, Florida to Miami Beach, Florida where it currently leases approximately 4,000 square feet of office space from an unaffiliated party. It's monthly lease payment is $4,100. The term of the lease is thirty five months from August 1, 1999 through May 31, 2002.

Item 2.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

General

         Management's Discussion and Analysis or Plan of Operation contains various "forward looking statements" within the meaning of the Securities Act of 1933 and the Securities And Exchange Act of 1034, which represents the Company's expectations or beliefs concerning future events including without limitation to the following; ability of the Company to obtain financing on terms and conditions that are favorable; ability of the company to achieve profitability and sufficiency of cash provided by operations, investing and financing activities.

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

Six Months Ended June 30, 1999 vs Six Months Ended June 30, 1998:

Results of Operations

         At June 30, 1999 and 1998, Regenesis did not have any operating subsidiaries.

         General and Administrative Expenses for the six months ended June 30, 1999 and June 30, 1998, totalled $547,574 and $246,545, respectively. For the six months ended June 30, 1999, General and Administrative Expenses were comprised of executive and office salaries of $146,346, promotion expenses related to product development and marketing, legal and professional fees, office rent, travel, telephone and other corporate expenses of $231,178 and compensation charges relating to the issuance of common stock of $170,050. For the six months ended June 30, 1998, General and Administrative Expenses were comprised of executive and office staff salaries of $69,390, legal and professional fees, office rent, travel, telephone and other general corporate expenses of $177,215.

         Interest and other income for the six months ended June 1999 and 1998 was $6,000 and $(70,026). The $6,000 of other income is attributable to the collection of accounts receivable that were previously considered uncollectible. The $(70,026) is primarily attributable to interest earned on invested funds during the 1998 period as well as miscellaneous losses relating to the disposal of assets.


Liquidity and Capital Resources

         As of June 30, 1999, the company had cash of $8,042 and a deficiency in working capital of $(235,767). The Company's ability to meet it's future obligations in relation to the orderly payment of its recurring general and administrative expenses on a current basis is totally dependent upon its ability to secure and develop new business opportunities through acquisitions or other venture opportunities. Since the Company does not have any current source of liquidity, the Company is unable to predict how long it may be able to survive without significant infusion of capital from outside sources and it further is unable to predict whether such capital infusion, if available, would be at terms and conditions that are acceptable to the Company.

In order to generate future operating activities, the Company intends to search for, investigate and attempt to secure and develop, business opportunities through acquisitions, reverse mergers or business combinations and strategic alliances. There can be no assurance that the Company will be successful in its search for new business opportunities or that any such businesses, assets or new ventures will be successful. Although the Company engages in these discussions from time to time, it is not a party to any agreement or contract. The report of Rachlin, Cohn & Holtz, LLP, the company's auditors ("Auditor") in connection with their annual audit of the company's financial statements for the year ended December 31, 1998, contained an explanatory paragraph which expressed substantial doubt as to the ability of the Company to continue as a going concern, which assumes the realization of assets and liquidation of liabilities in the ordinary course of business. Uncertainty from operational or other sources to meet and fund its commitments with regard to existing liabilities and recurring expenses, which give rise to substantial doubt as to the Company's ability as a going concern.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Regenesis received a letter in August 1998 on behalf of one of its shareholders whereby the stockholder alleged that he was damages by affirmative misrepresentations and material commissions allegedly made by Regenesis and its affiliates in connection with the 1996 sales of its securities to the stockholder. The amount of damages alleged to have been suffered buy the stockholder is $1,200,000, excluding interest and attorney's fees. In December 1998, in an effort to resolve such pending allegations, Regenesis joined a suit in which this stockholder was charges with libel and slander. Regenesis believes that this matter will be resolved in a manner favorable to it, but there can be no assurances of this. If this matter is resolved in a manner unfavorable to Regenesis, the Company's financial position could be materially adversely affected.


ITEM 2.           CHANGES IN SECURITIES

                  On February 1, 1999 the Company sold 35,000 shares of its Series C preferred Stock for a purchase price of $350.00 or $.01 per share, to Mr Adler, the Chairman of the Board of the company. Inasmuch as Mr. Adler, as an executive officer and director of the Company, is an accredited investor, issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

         On February 3, 1999, the Company sold 10,000 and 3,000 shares of its Series C Preferred Stock for a purchase price of $130.00 or $.01 per share, to Mr. Adler and Mr Sandler, Chairman of the Board of Directors and President of the Company, respectively. Inasmuch as each of Messrs. Adler and Sandler is an executive officer and director of the company, and therefor an accredited investor, issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in
Section 4(2) of such Act and the rules and regulations thereunder.

         On February 5, 1999, the company granted option under its 1997 Stock Option plan to purchase an aggregate of 500,000 shares of its common stock to Mr. Adler. such options have an exercise price of $.25 per share, are immediately exercisable and expire February 4, 2003. Inasmuch as Mr. Adler, as an executive officer and director of the Company, is an accredited investor, issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

         On February 15, 1999, the Company consummated the sale of 950,000 of shares of common stock for an aggregate purchase price of $9,500.00 or $.01 per share, to 29 investors. Inasmuch as each of such investors is either and accredited or otherwise qualified investor, or had a pre-existing relationship with the Company, and had access to relevant information concerning the company, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

         On February 15, 1999, Mr Adler transferred 29,000 of his shares of Series C Preferred Stock in the following manner to the following transferee, each of which is an officer of the Company: 5,000 shares to Mr. Sandler; 13,333.33 shares to Mr. Gallo; and 10,666.66 shares to Mr. Brownstein. Messrs. Adler, Sandler, Gallo and Brownstein then converted all of the shares of Series C Preferred Stock into an aggregate of 900,000 shares of common stock of the Company as follows: Mr. Adler: 300,000 shares; Mr. Sandler: 150,000 shares; Mr.
Gallo: 250,000 shares; and Mr. Brownstein: 200,000 shares.

         On February 23, 1999, the Company consummated the sale of 500,000 of its shares of common stock for and aggregate purchase price of $100,000, or $.20 per share, to four institutional investors. Inasmuch as each of such institutional investor is an accredited investor, and had access to relevant information concerning the company, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

         On March 30, 1999, the Company consummated the sale of 100,000 shares of its common stock for a purchase price of $100,000, or $1.00 per share, to an institutional investor. Inasmuch as the institutional investor is an accredited investor, and had access to relevant information concerning the company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

         During the six months ended June 30, 1999, the company entered into employment agreements with it's five officers. The agreements provide for aggregate annual compensation of approximately $685.000. Pursuant to the agreements the officers were granted an aggregate of 1,000,000 shares of common stock and options to purchase 950,000 shares of common stock at an option exercise price of $.25 per share.

         In April 1999, May 1999, and June 1999, the Company consummated the sale of an aggregate of 37,500 shares of common stock for an aggregate purchase price of $56,250 or $1.50 per share, to 4 investors. Inasmuch as each of such investors is an accredited investor, and had access to relevant information concerning the Company, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

         From July 1, 1999, through August 16, 1999, the Company consummated the sale of 133,667 shares of common stock for an aggregate purchase price of $200,500 or $1.50 per share to 4 investors and the sale of 8,000 shares of common stock for an aggregate purchase price of $24,000 or $3.00 per share to 2 investors. Inasmuch as each of such investors is an accredited investor, and had access to relevant information concerning the Company, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

         In connection with the sale of 950,000 shares of common stock to 29 investors, the issuance of 900,000 shares of common stock in exchange for 480 shares of Preferred Stock and the grant of 1,000,000 shares of common stock to officers pursuant to their employment agreements, the Company valued the 2,850,000 shares of common stock at a price of $.063 per share which represents the last publicly traded price of the Company's common stock on December 15, 1998, as quoted on the OTC Bulletin Board. The Company believes that the

December 15, 1998, per share price reasonably reflects the estimated fair market value per share of the Company's common stock on the date of the transaction described above.

         No underwriters were involved in any of the transactions described above, and no commissions were paid in connection therewith.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 1, 1999, the board of directors of the Company designated 300,000 shares of authorized Preferred Stock as Series B Preferred Stock with a par value of $.01 per share. The Series B Preferred Stock has equal voting rights with the Company's Common Stock and upon conversion to common stock convertible , at the option of the holder, into twenty shares of Common stock for each share of Series B Preferred Stock; is redeemable at any time at the sole option of the Company at a redemption price to be negotiated by the parties; entitled to dividends from time to time as determined in the sole discretion of the Company out of funds legally available for the payment of dividends; and is entitled to a liquidation preference of $.01 per share upon voluntary or involuntary dissolution or winding up of the company.

         On February 1, 1999, the Board of Directors of the Company designated 300,000 shares of authorized Preferred Stock as Series C Preferred Stock with a par value of $.01 per share. The Series C Preferred Stock has equal voting rights with the Company's Common Stock, is convertible, at the option of the holder, into fifty shares of Common Stock for each share of Series C Preferred Stock; is redeemable at any time at the sold option of the Company at a redemption price to be negotiated by the parties; entitled to dividends from time to time as determined in the sole discretion of the Company out of funds legally available for the payment of dividends; and is entitled to a liquidation preference of $.01 per share upon voluntary or involuntary dissolution or winding up of the company.

         On February 1, 1999, the Board of Directors of the Company and a majority of the shareholders filed an amendment to the articles which provide for an increase of common and preferred shares as follows: the maximum number of shares of all classes of stock which the Corporation is authorized to have outstanding at any one time is 110,000,000 shares, of which 10,000,000 shares shall be preferred stock , par value $.01 per share, issuable in one or more classes or series ( the" Preferred Stock") and 100,000,000 shares shall be Common Stock, par value $.01 per share ( the "Common Stock"). All or any part of the Common Stock and Preferred Stock may be issued by the Corporation from time to time and for such consideration as the Board of Directors may determine. All of such shares, if and when issued, and upon receipt of such consideration by the Corporation, shall be fully paid and non-assessable.


ITEM 5.           OTHER INFORMATION

         The Company has relocated it's corporate headquarters from Weston, Florida to Miami Beach, Florida where it currently leases approximately 4000 square feet of office space from an unaffiliated party. It's monthly lease payment is $4,100. The term of the lease is 35 months, commencing on August 1, 1999 and ending May 31, 2002.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         None

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, Regenesis Holdings, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       REGENESIS HOLDINGS, INC.



DATE:  August 18, 1999                 By: /s/  Lawrence Gallo
                                          -------------------------------
                                          Lawrence Gallo
                                          Chief Executive Officer and President
                                          (Principal Executive Officer)