Form 10QSB
period 1999-09-30
REGENESIS HOLDINGS INC
filed 1999-11-22
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[x]     Quarterly Report Under Section 13 or 15(d) of the
               Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1999



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

                         Yes [x]     No [ ]




         The number of shares outstanding of the issuer's common stock, par value $.01 per share as of November 15, 1999 was 4,408,429.

         Transitional Small Business Disclosure Format:

                         Yes [ ]     No [x]

                                             REGENESIS HOLDINGS, INC.
                                           INDEX TO FINANCIAL STATEMENTS

                                                                                                            Page
                                                                                                            ----
PART I.  FINANCIAL INFORMATION
-------  ---------------------

         ITEM. 1          Financial Statements


                          Condensed Balance Sheets as of
                          September 30, 1999 and December 31,
                          1998                                                                                2


                          Condensed Statements of Operations
                          for the Three and Nine Months Ended
                          September 30, 1999 and 1998                                                         3


                          Condensed Statements of Shareholders'
                          Deficiency for the Nine Months Ended
                          September 30, 1999                                                                  4


                          Condensed Statements of Cash Flows
                          for the Nine Months Ended September
                          30, 1999 and 1998                                                                 5 - 6


                          Notes to Condensed Financial
                          Statements                                                                        7 - 11



         ITEM. 2          Management's Discussion and Analysis
                          or Plan of Operation                                                             12 - 13



PART II.  OTHER INFORMATION
--------  -----------------



SIGNATURES




                                             REGENESIS HOLDINGS, INC.
                                             CONDENSED BALANCE SHEETS
                                                    (UNAUDITED)

                                                      ASSETS

                                                                         September 30,              December 31,
                                                                              1999                      1998
                                                                         -------------              ------------
CURRENT ASSETS:

    Cash                                                                  $     20,084               $    20,748

                                                                          ------------               -----------
         Total Current Assets                                                   20,084                    20,748


Furniture, equipment & leasehold
  improvements, net                                                             23,548                      -
Deposits                                                                        21,593                      -
Other assets                                                                       630                      -
                                                                          ------------               -----------

         Total Assets                                                     $     65,855               $    20,748
                                                                          ============               ===========



                                     LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

    Accounts payable and accrued
         expenses                                                         $    110,235              $     14,403
    Due to officers and employees                                              201,725                      -
    Other current liabilities                                                   25,272                     2,800
    Deposit                                                                    100,000                      -
                                                                          ------------              ------------

         Total Current Liabilities                                             437,232                    17,203
                                                                          ------------              ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:

    Preferred Stock, $.01 par value,
         10,000,000 shares authorized;
         no shares outstanding                                                    -                         -
    Common  Stock,   $.01 par value,
         100,000,000 shares authorized;
         4,408,429 and 762,345 shares
         issued and outstanding,
         respectively                                                           44,084                     7,623
    Additional paid-in capital                                              13,117,430                12,471,481
    Accumulated deficit                                                    (13,532,891)              (12,475,559)
                                                                          ------------              ------------

         Total Shareholders' Deficiency                                    (   371,377)                    3,545
                                                                          ------------              ------------

         Total Liabilities and
               Shareholders' Deficiency                                   $     65,855              $     20,748
                                                                          ============              ============

                             See Accompanying Notes



                                             REGENESIS HOLDINGS, INC.
                                        CONDENSED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                     Three Months Ended                         Nine Months Ended
                                                       September 30,                               September 30,
                                                       -------------                               -------------
                                                 1999                   1998                 1999               1998
                                                 ----                   ----                 ----               ----

COST OF CD ROM DISCS PRODUCED                $     42,686          $       -             $   150,054          $      -

GENERAL & ADMINISTRATIVE
 EXPENSES                                         372,604                48,219              920,178              294,764
                                             ------------          ------------          -----------          -----------

            Total costs and expenses              415,290                48,219            1,070,232              294,764
                                             ------------          ------------          -----------          -----------


OTHER INCOME (EXPENSE):
    Interest income                                  -                     -                    -                      91
    Other Income                                    6,900                  -                  12,900               17,157
    Discount on note receivable                      -                     -                    -              (   70,261)
    Loss on disposal of assets                       -                     -                    -              (   17,013)
                                             ------------          ------------          -----------          -----------

            Total other income
            (expense), net                          6,900                  -                  12,900           (   70,026)
                                             ------------          ------------          -----------          -----------


NET LOSS                                     $(   408,390)         $(    48,219)         $(1,057,332)         $(  364,790)
                                             ============          ============          ===========          ===========

BASIC AND DILUTED
    NET LOSS PER COMMON
    SHARE                                    $(       .09)         $(       .07)         $(      .30)         $(      .53)
                                             ============          ============          ===========          ===========

WEIGHTED AVERAGE
    COMMON SHARES
    OUTSTANDING                                 4,389,490               693,643            3,573,064              693,643
                                             ============          ============          ===========          ===========



                             See Accompanying Notes



                                                      REGENESIS HOLDINGS, INC.
                                     CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                            (UNAUDITED)




                                                                                                                         Additional
                                                  Preferred Stock                       Common Stock                      Paid In
                                             Shares             Amount             Shares            Amount               Capital
                                            --------           --------           --------          --------             ----------
Balances,
   December 31,
   1998                                         -                 -               762,345          $  7,623            $12,471,481

Issuance of Series C
   Preferred Shares                              480             $ 480               -                 -                      -

Conversion of Series C
   Preferred Shares into
   Common Stock                                 (480)             (480)           900,000             9,000                 48,180

Issuance of common shares in private
   placement transactions                       -                 -             1,736,084            17,361                544,239

Issuance of common shares to officers
   pursuant to their employment
   agreements                                   -                 -             1,000,000            10,000                 53,000

Issuance of common shares to acquire
   Net Disc, Inc. assets                        -                 -                10,000               100                    530

Net loss for
   the period                                   -                 -                  -                 -                      -
                                          ----------       -----------          ---------         ----------           -----------


Balances,
   September 30, 1999                           -          $      -             4,408,429         $  44,084            $13,117,430
                                          ==========       ===========          ==========        ==========           ===========

[restubbed table]



                                     Accumulated
                                       Deficit              Total
                                     -----------           --------
Balances,
   December 31,
   1998                            $(12,475,559)       $      3,545

Issuance of Series C
   Preferred Shares                        -                    480

Conversion of Series C
   Preferred Shares into
   Common Stock                            -                 56,700

Issuance of common shares in private
   placement Transactions                  -                561,600

Issuance of common shares to officers
   pursuant to their employment
   agreements                              -                 63,000

Issuance of common shares to acquire
   Net Disc, Inc. assets                   -                    630

Net loss for
   the period                        (1,057,332)         (1,057,332)


                                   ------------        ------------
Balances,
   September 30, 1999              $(13,532,891)       $(   371,377)
                                   ============        ============

                             See Accompanying Notes



                                             REGENESIS HOLDINGS, INC.
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)



                                                                                 Nine Months Ended Sept.30,
                                                                                 --------------------------
                                                                              1999                      1998
                                                                              ----                      ----

CASH FLOWS FROM OPERATING
    ACTIVITIES:

    Net Loss                                                              $( 1,057,332)             $(   364,790)
    Adjustments to reconcile net loss to
         net cash (used in) provided by
         operating activities:
               Depreciation and amortization                                     3,150                      -
               Loss on disposition of assets                                      -                       17,013
               Expenses paid by issuance of
                   common stock                                                170,050                    90,000
    Changes in operating assets and
         liabilities:
               Receivables                                                        -                      352,983
               Prepaid expenses                                                   -                       18,000
               Deposits and other assets                                          -                  (     7,770)
               Accounts payable accrued
                   expenses and other current
                   liabilities                                                 320,029               (    76,925)
                                                                          ------------              ------------
    Net cash (used in)provided by
         operating activities                                              (   564,103)                   28,511
                                                                          ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Payments for furniture, equipment
         and leasehold improvements                                        (    26,698)                     -
    Payments for deposits                                                  (    21,593)                     -
                                                                          ------------              ------------

    Net cash used in
         investing activities                                              (    48,291)                     -
                                                                          ------------              ------------



CASH FLOWS FROM FINANCING
    ACTIVITIES:

    Net proceeds from issuance of
         common stock                                                          511,730                    15,000
    Deposit                                                                    100,000                      -
                                                                          ------------              ------------

    Net cash provided by financing
         activities                                                            611,730                    15,000
                                                                          ------------              ------------


(DECREASE)INCREASE IN CASH                                                 (       664)                   43,511

CASH, AT BEGINNING OF PERIOD                                                    20,748                       500
                                                                          ------------              ------------

CASH, AT END OF PERIOD                                                    $     20,084              $     44,011
                                                                          ============              ============




                             See Accompanying Notes

                            REGENESIS HOLDINGS, INC.
                  CONDENSED STATEMENTS OF CASH FLOWS, CONTINUED
                                   (UNAUDITED)



SUPPLEMENTAL SCHEDULE
OF NON CASH INVESTING
AND FINANCING ACTIVITIES:

    Nine Months Ended September 30, 1999:
         Compensation expense of $170,050, in connection with the issuance of 2,850,000 shares of Common Stock.

    Nine Months Ended September 30, 1998:
         None

                             See Accompanying Notes

                            REGENESIS HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF PRESENTATION - The accompanying condensed financial statements at September 30, 1999 include the accounts of the Company

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

         In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


         GOING CONCERN - The report of the Company's independent accountants on their audit of the Company's December 31, 1998 financial statements contained uncertainties relating to the Company's ability to continue as a going concern. The Company has incurred a substantial loss in the nine months ended September 30, 1999 and uncertainties exist with regard to the Company's ability to generate sufficient cash flows from operations or other sources to meet existing obligations and fund its commitment with regard to the expansion of its existing operations, which gives rise to doubts about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                            REGENESIS HOLDINGS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


         LIQUIDITY AND PLAN OF OPERATIONS - As of September 30, 1999, the Company had cash of $20,084 and a deficiency in working capital of $(417,148), respectively. The Company's ability to meet future obligations in relation to the orderly payment of its recurring general and administrative expenses on a current basis is totally dependent upon its ability to secure and develop new business opportunities through acquisitions or other venture opportunities. Since the Company does not have any source of liquidity, the Company is unable to project how long it may be able to survive without a significant infusion of capital from outside sources and it further is unable to predict whether such capital infusion, if available, would be at terms and conditions that are acceptable to the Company.

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


2.       ACQUISITION OF ASSETS OF NETDISC, INC:

         On March 18, 1999, the Company acquired substantially all of the operating assets and business operations of NetDisc, Inc. (NetDisc) for 10,000 shares of the Company's Common Stock. The Company assumed none of NetDisc's liabilities. The 10,000 shares of Common Stock were valued at a price of $.063 per share which represents the last publicly traded price of the Company's Common Stock on December 15, 1998, as quoted on the OTC Bulletin Board. The Company believes that the December 15, 1998, per share price reasonably reflects the estimated fair market value per share of the Company's Common Stock on the date of acquisition.

         As of the date of acquisition, NetDisc had no operations and minimal assets. Accordingly, the $630 value of the 10,000 shares of Common Stock issued to acquire NetDisc has been included in other assets in the accompanying balance sheet.

         NetDisc is engaged in Internet advertising, and has developed CD ROM/Internet technology, which directs users to the web sites of advertisers.


3.       SHAREHOLDERS' EQUITY:

         On February 1, 1999 the Company sold 35,000 shares of its Series C Preferred Stock for a purchase price of $350.00 or $.01 per share, to Mr Adler, the Chairman of the Board of the Company. Inasmuch as Mr. Adler, is an executive officer and director of the Company, is an accredited investor, issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

                            REGENESIS HOLDINGS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


3.       SHAREHOLDERS' EQUITY, CONTINUED:

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

         On February 5, 1999, the Company granted an option under its 1997 Stock Option plan to purchase an aggregate of 500,000 shares of its Common Stock to Mr. Adler. Such option has an exercise price of $.25 per share, is immediately exercisable and expires February 4, 2003. Inasmuch as Mr. Adler, is an executive officer and director of the Company, is an accredited investor, issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

         On February 15, 1999, the Company consummated the sale of 950,000 shares of Common Stock for an aggregate purchase price of $9,500.00 or $.01 per share, to 29 investors. Inasmuch as each of such investors is either and accredited or otherwise qualified investor, or had a pre-existing relationship with the Company, and had access to relevant information concerning the Company, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder. Results of operations for the nine months ended in September 30, 1999, includes a charge for compensation of $50,350 relating to the issuance of the 950,000 shares of Common Stock.

         On February 15, 1999, Mr Adler transferred 29,000 of his shares of Series C Preferred Stock in the following manner to the following transferee, each of which is an officer of the Company: 5,000 shares to Mr. Sandler; 13,333.33 shares to Mr. Gallo; and 10,666.66 shares to Mr. Brownstein. Messrs. Adler, Sandler, Gallo and Brownstein then converted all of the shares of Series C Preferred Stock into an aggregate of 900,000 shares of Common Stock of the Company as follows: Mr. Adler: 300,000 shares; Mr. Sandler: 150,000 shares; Mr.
Gallo: 250,000 shares; and Mr. Brownstein: 200,000 shares. Results of operations for the nine months ended September 30, 1999, includes a charge for compensation of $56,700 relating to the issuance of the 900,000 shares of Common Stock.

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


3.       SHAREHOLDERS' EQUITY, CONTINUED:


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

         During the nine months ended September 30, 1999, the Company entered into employment agreements with its five officers. The agreements provide for aggregate annual compensation of approximately $685,000. Pursuant to the agreements the officers were granted an aggregate of 1,000,000 shares of Common Stock and options to purchase 950,000 shares of Common Stock at an exercise price of $.25 per share. Results of operations for the nine months ended September 30, 1999, includes a charge for compensation of $63,000 relating to the grant of the 1,000,000 shares of Common Stock.

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

         From July 1, 1999, through September 30, 1999, the Company consummated the sale of 148,884 shares of Common Stock for an aggregate purchase price of $245,500 at per share prices ranging from $1.50 to $4.00. Inasmuch as each investor is an accredited investor, and had access to relevant information concerning the Company, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

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

                            REGENESIS HOLDINGS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)




 4.      COMMITMENTS AND CONTINGENCIES:

         Regenesis received a letter in August 1998 on behalf of one of its shareholders whereby the shareholder alleged that he was damaged by affirmative misrepresentations and material ommissions allegedly made by Regenesis and its affiliates in connection with the 1996 sales of its securities to the shareholder. The amount of damages alleged to have been suffered by the shareholder is $1,200,000, excluding interest and attorney's fees. In December 1998, in an effort to resolve such pending allegations, Regenesis joined a suit in which this shareholder was charged with libel and slander. Regenesis believes that this matter will be resolved in a manner favorable to it, but there can be no assurances of this. If this matter is resolved in a manner unfavorable to Regenesis, the Company's financial position could be materially adversely affected.

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

         As of September 30, 1999, the Company had received $100,000 of advance funds in connection with a proposed equity financing transaction with an unrelated party. If the transaction is consummated, the funds will be applied toward proceeds to be received in connection with the sale of 250,000 shares of Common Stock to such party. If the transaction is not consummated, the Company will be required to refund the $100,000.


 5.      SUBSEQUENT EVENTS:

         Subsequent to September 30, 1999, the Company borrowed $75,000 pursuant to a ninety day lending arrangement bearing interest at 12% per annum.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
         ----------------------------------------------------------


GENERAL


         Management's Discussion and Analysis or Plan of Operation contains various " forward looking statements" within the meaning of the Securities Act of 1933 and the Securities And Exchange Act of 1934, which represents the Company's expectations or beliefs concerning future events including without limitation to the following; the ability of the Company to obtain financing on terms and conditions that are favorable; and the ability of the Company to achieve profitability and sufficiency of cash provided by operations, investing and financing activities.

         The Company cautions that these statements are further qualified by important factors that would cause actual results to differ materially from those contained in the forward looking statements, including without limitation, the demand for the Company's future products and services, changes in the level of operating expense and the present and future level of competition. Results actually achieved may differ materially from expected results included in these statements.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VS NINE MONTHS ENDED SEPTEMBER 30, 1998:


RESULTS OF OPERATIONS


         At September 30, 1999 and 1998, Regenesis did not have any operating subsidiaries.


         General and Administrative Expenses for the nine months ended September 30, 1999 and September 30, 1998, totalled $920,178 and $294,764, respectively. For the nine months ended September 30, 1999, General and Administrative Expenses were comprised of executive and office salaries of $492,355, promotion expenses related to product development and marketing, legal and professional fees, office rent, travel, telephone and other corporate expenses of $257,773 and compensation charges relating to the issuance of Common Stock of $170,050. For the nine months ended September 30, 1998, General and Administrative Expenses were comprised of executive and office staff salaries of $69,330, management fees of $15,500 paid to an entity owned by the Company's then president, and legal and professional fees, office rent, travel, telephone and other general corporate expenses of $209,934.

         Interest and other income for the nine months ended September 1999 and 1998 was $12,900 and $(70,026). The $12,900 of other income for the nine months ended September 30, 1999 is attributable to the collection of accounts receivable that were previously considered uncollectible. The $(70,026) for the nine months ended September 30, 1998 is primarily attributable to interest earned on invested funds during the 1998 period as well as miscellaneous losses relating to the disposal of assets.

         ---------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, the Company had cash of $20,084 and a deficiency in working capital of $(417,148). The Company's ability to meet it's future obligations in relation to the orderly payment of its recurring general and administrative expenses on a current basis is dependent upon its ability to secure and develop new business opportunities through acquisitions or other venture opportunities. Since the Company does not have any current source of liquidity, the Company is unable to predict how long it may be able to survive without a significant infusion of capital from outside sources and it further is unable to predict whether such capital infusion, if available, would be at terms and conditions that are acceptable to the Company.

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

         As of September 30, 1999, the Company had received $100,000 of advance funds in connection with a proposed equity financing transaction with an unrelated party. If the transaction is consummated, the funds will be applied toward proceeds to be received in connection with the sale of 250,000 shares of Common Stock to such party. If the transaction is not consummated, the Company will be required to refund the $100,000.

         Subsequent to September 30, 1999, the Company borrowed $75,000 pursuant to a ninety day lending arrangement bearing interest at 12% per annum.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company received a letter in August 1998 on behalf of one of its shareholders whereby the shareholder alleged that he was damaged by affirmative misrepresentations and material ommissions allegedly made by the Company and its affiliates in connection with the 1996 sales of its securities to the shareholder. The amount of damages alleged to have been suffered by the shareholder is $1,200,000, excluding interest and attorney's fees. In December 1998, in an effort to resolve such pending allegations, the Company joined a suit in which this shareholder was charged with libel and slander. The Company believes that this matter will be resolved in a manner favorable to it, but there can be no assurances of this. If this matter is resolved in an unfavorable manner, the Company's financial position could be materially adversely affected.


ITEM 2.  CHANGES IN SECURITIES

         On February 1, 1999 the Company sold 35,000 shares of its Series C preferred Stock for a purchase price of $350.00 or $.01 per share, to Mr Adler, the Chairman of the Board of the Company. Inasmuch as Mr. Adler, is an executive officer and director of the Company, is an accredited investor, issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

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

         On February 5, 1999, the Company granted an option under its 1997 Stock Option plan to purchase an aggregate of 500,000 shares of its Common Stock to Mr. Adler. Such option has an exercise price of $.25 per share, is immediately exercisable and expires February 4, 2003. Inasmuch as Mr. Adler, is an executive officer and director of the Company, is an accredited investor, issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

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

         During the nine months ended September 30, 1999, the Company entered into employment agreements with it's five officers. The agreements provide for aggregate annual compensation of approximately $685.000. Pursuant to the agreements the officers were granted an aggregate of 1,000,000 shares of Common Stock and options to purchase 950,000 shares of Common Stock at an exercise price of $.25 per share.

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

         From July 1, 1999, through September 30, 1999, the Company consummated the sale of 148,884 shares of Common Stock for an aggregate purchase price of $245,500 at per share prices ranging from $1.50 to $4.00. Inasmuch as each investor is an accredited investor, and had access to relevant information concerning the Company, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 1, 1999, the board of directors of the Company designated 300,000 shares of authorized Preferred Stock as Series B Preferred Stock with a par value of $.01 per share. The Series B Preferred Stock has equal voting rights with the Company's Common Stock and upon conversion to Common Stock is convertible, at the option of the holder, into twenty shares of Common Stock for each share of Series B Preferred Stock; is redeemable at any time at the sole option of the Company at a redemption price to be negotiated by the parties; entitled to dividends from time to time as determined in the sole discretion of the Company out of funds legally available for the payment of dividends; and is entitled to a liquidation preference of $.01 per share upon voluntary or involuntary dissolution or winding up of the Company.

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

         On February 1, 1999, the Board of Directors of the Company and a majority of the shareholders filed an amendment to the articles of incorporation which provides for an increase of common and preferred shares as follows: the maximum number of shares of all classes of stock which the Corporation is authorized to have outstanding at any one time is 110,000,000 shares, of which 10,000,000 shares shall be preferred stock , par value $.01 per share, issuable in one or more classes or series ( the" Preferred Stock") and 100,000,000 shares shall be Common Stock, par value $.01 per share ( the "Common Stock"). All or any part of the Common Stock and Preferred Stock may be issued by the Corporation from time to time and for such consideration as the Board of Directors may determine. All of such shares, if and when issued, and upon receipt of such consideration by the Corporation, shall be fully paid and non-assessable.

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

                                                     REGENESIS HOLDINGS, INC.



DATE:  November 22, 1999                    By: /s/  Lawrence Gallo
                                               ----------------------------------------------
                                                     Lawrence Gallo
                                                     Chief Executive Officer and President
                                                     (Principal Executive Officer)
