Form 10KSB
period 1999-12-31
REGENESIS HOLDINGS INC
filed 2000-06-23
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                         Commission file number 1-12350

                            Regenesis Holdings, Inc.

                            ------------------------
                 (Name of Small Business Issuer in its Charter)


             Florida                                    65-0827283
             -------                                    ----------
    (State or Other Jurisdiction of                 (I.R.S. Employer
    Incorporation or Organization)                  Identification No.)


         930 Washington Avenue, Fourth Floor, Miami Beach, Florida 33139
      --------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (305) 695-4400

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,871,461 as of March 31, 2000.

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

As of December 31, 1999, the Company had no operating subsidiaries had generated no revenues from its business operations, and had minimal cash and a working capital deficiency of $917,356. The Company's ability to meet its general and administrative obligations is dependent upon its ability to secure and develop new business opportunities through acquisitions or business combinations. The Company intends to search for, investigate and attempt to secure and develop business opportunities through acquisitions and/or similar business combinations. However, there is no assurance that it will be successful in such endeavors.

On December 22, 1998, Zirk Engelbrecht and Mario Gambuzzo, comprising all of the directors of the Company, appointed Mitchell Sandler as director and, on the same date, each of Messrs. Engelbrecht and Gambuzzo resigned. As a result, a change in control of the Company's Board of Directors took place.

On January 20, 1999, Mr. Sandler appointed Russell Adler as a director of the Company and the Chairman of its Board of Directors. Mr. Sandler remains the Company's Executive Vice President and a member of the Board of Directors. Messrs. Sandler and Adler have directed the Company's shift of focus to operations in the internet, entertainment and related technology markets.

On March 18, 1999, the Company acquired all of the operating assets of NetDisc, Inc. ("NetDisc") in exchange for 10,000 shares of the Company's common stock. NetDisc is engaged in Internet advertising, and has developed CD Rom/Internet technology which directs users to the websites of advertisers. NetDisc did not generate any operating revenues for the year ended December 31, 1999. The Company assumed none of NetDisc's liabilities. As of the date of acquisition, NetDisc had work in progress for the Road & Track magazine insert and minimal assets.

The company has entered into a preliminary letter of intent (the "Preliminary LOI") to acquire all of the assets and assume certain liabilities of the entity formerly known as Red Ant Entertainment ("Red Ant").

In accordance with the terms of the Preliminary LOI both the Company and the seller each loaned $75,000 to MCC Acquisitions, LLC ("MCC") the owner of the assets and such funds were simultaneously advanced to Management West International, Inc. ("Management West") the entity that is managing the assets until the acquisition by the Company is completed. In addition, the Company advanced an additional $80,492 to Management West to cover a portion of their operating expenses for the period through December 31, 1999. The Company is continuing to advance funds to cover operating expenses and for the period from January 1, 2000 through March 31, 2000, advanced an aggregate of $140,000.

Pursuant to the terms of the Preliminary LOI, the purchase price will be comprised of $300,000 of cash, 300,000 shares of restricted common stock of the Company, a three-year warrant to purchase 100,000 shares of common stock of the Company at an exercise price of $3.00 per share, plus the liabilities assumed. The Company's $75,000 loan to MCC will be forgiven. All operating advances made by the Company through the date of closing of the purchase will be considered as part of the purchase price for financial reporting purposes, accordingly, such advances are being capitalized as advances toward pending acquisition in the accompanying financial statements. The acquisition will be accounted for under the purchase method of accounting. In the event the acquisition is not completed, any amounts capitalized and not refunded will be charged against operations.

On April 20, 1999, the Company successfully launched the NetDisc concept and delivered 125,000 NetDiscs to a targeted readership of Road & Track magazine, a Hachette Publication.

The Company has purchased several Internet URL's through which it intends to conduct e-commerce inter- related, with its NetDisc and music distribution.

The Company continues to pursue exclusive and non-exclusive agreements with national publications to distribute interactive CD rom's and advertising content.

The Company is currently evaluating other transactions consistent with its focus on the Internet and entertainment and technology markets. While the Company intends to seek other business opportunities through acquisitions, mergers or other venture activities, the Company is not a party to any current agreements to consummate such a transaction.

Employees

The Company currently has five employees, all of which are full-time. The Company's address and phone number are: 930 Washington Avenue, Fourth Floor, Miami Beach, Florida 33139; (305) 695-4400.

The Company files annual, quarterly and special reports, proxy statements and other information with the SEC. The Company's SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. You may also read and copy any document the Company files at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC- 0330 for further information on the public reference room.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company currently leases approximately 4,000 square feet of office space at its Miami Beach, Florida corporate headquarters from an unaffiliated party pursuant to the terms of a lease expiring May 2002. Its monthly lease payments are $4,367.

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

ITEM 3.  LEGAL PROCEEDINGS

In December, 1998 the Company filed a Complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida entitled Shulman & Associates, Inc., Manny J. Shulman, Franklyn B. Weichselbaum, Mitchell Rubinson and Regenesis Holdings, Inc. v. Elizabeth Shwiff, Fincross, Ltd., Elpoint Corporation, Elpoint Co., L.L.C., Russian Securities Co., Gennady Yakovlev, Oleg Pavlioutchouk and Maxim Shishlyannikov, Case No. CL 98-11409 AD, for defamation and liable in connection with certain information released about the Company.

In a collateral action, the Company was named in a lawsuit involving several of the same parties in the United States District Court for the Northern District of California in the matter entitled Elpoint Co., L.L.C., et al. v. Mitchell Rubinson, et al., Case No. 99-1107 CRB. Although the Company was named as a indispensable party, the allegations were in the nature of a shareholder derivative claim and no relief was sought against the Company by the plaintiffs.

On May 19, 1999, a majority of the parties named in the aforementioned lawsuits, including another California state court action entitled Elpoint, L.L.C., et al.
v. Mitchell Rubinson, et al., Case No. 301428, filed in the Superior Court, attended mediation which resulted in a settlement which required, among other things, the dismissal of all three lawsuits. The Company was not a named party in the California state court action. Additionally, the Company is not obligated to contribute financially to the settlement. Although, the Company did not attend the mediation, the Company was an intended beneficiary of the settlement. Mitchell Rubinson and Larry Rutstein, former officers of the Company, purportedly reserved certain indemnification rights against the Company as part of the settlement and notified the Company of such a reservation subsequent to their execution of the settlement agreement. The Company cannot opine upon the validity of such claims as no action has been filed against the Company in that regard. However, the Company would vigorously defend any such claims in the event they are filed.

On December 16, 1999, the Judge presiding over the Superior Court of California state court action entered an order granting the plaintiff's motion to enforce the settlement under California Code of Civil Procedure ss. 664.6. Since the settlement agreement purports to resolve all of the aforementioned matters, the Company intends to dismiss the Florida lawsuit and obtain releases from the defendants.

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

                 Period                        High                     Low
                 ------                        ----                     ---

First Quarter ended 3/31/98                    $5.500                  $2.750
Second Quarter ended 6/30/98                   $4.875                  $1.000
Third Quarter ended 9/30/98                    $4.000                  $0.250
Fourth Quarter ended 12/15/98                  $1.031                  $0.063

First Quarter ended 3/31/99                     $.063                   $.063
Second Quarter ended 6/30/99                    $.063                   $.063
Third Quarter ended 9/30/99                     $.07                    $.05
Fourth Quarter ended 12/31/99                   $.07                    $.05


As of March 31, 2000, there were approximately 300 holders of record of the 7,871,461 shares of common stock that were issued and outstanding. The transfer agent for the common stock is Continental Stock Transfer and Trust Company, 2 Broadway, New York, New York, telephone (212) 509-4000.

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

Recent Sales of Unregistered Securities

On February 1, 1999, the Company sold 35,000 shares of its Series C Preferred Stock for a purchase price of $350.00 or $.01 per share, to Mr. Adler, the Chairman of the Board of the Company. Inasmuch as

Mr. Adler, as an executive officer and a director of the Company, is an accredited investor, issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

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

In February 1999 and April 1999, the Company granted options under its 1997 Stock Option Plan to purchase an aggregate of 950,000 shares of its common stock to Mr. Adler (500,000), Mr. Gallo (150,000), Mr. Sandler (150,000) and Mr.
Brownstein (150,000). Such options had an exercise price of $.25 per share and were exercised in full in December 1999. Inasmuch as each of the individuals is an officer and director of the Company and had access to relevant information concerning the Company, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

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

On March 18, 1999, in connection with the acquisition of all of the operating assets of NetDisc, the Company issued 10,000 shares of its common stock to the seller of such assets. NetDisc is engaged in the Internet advertising business and has developed CD Rom/Internet technology which directs users to the websites of advertisers. Inasmuch as the seller of the assets had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

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

On March 30, 1999, the Company consummated the sale of 100,000 shares of its common stock for a purchase price of $100,000, or $1.00 per share, to an institutional investor. Inasmuch as the purchaser was an accredited investor and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in
Section 4(2) of such Act and the rules and regulations thereunder.

On August 12, 1999 and December 30, 1999, the Company borrowed an aggregate of $100,000 from a third party, a principal of whom is also a shareholder in the Company. The loan is payable in full on or before July 1, 2000 and bears interest at 2% above the base rate of the Bank of England, from time to time, compounded daily and all interest is payable at maturity.

On September 8, 1999, the Company borrowed $100,000 from a third party. The loan bears interest at the rate of 12% per annum and all interest is payable at maturity. The loan is payable in full with 60 days after receiving a notice of demand from the lender. At the option of the lender, the loan is convertible into 75,000 shares of the Company's common stock at a per share price of $1.33. In connection with the loan the Company issued to the lender a two year warrant to purchase 20,000 shares of the Company's common stock at an exercise price of $2.50 per share and one year option to purchase an additional 100,000 shares of the Company's common stock at a price to be determined by negotiation between the parties.

On October 31, 1999, the Company borrowed $75,000 from a third party. The loan was payable in full on its extended due date of April 14, 2000. The unpaid principal balance on the loan as of December 31, 1999, was $50,000. The loan bears interest at 12% per annum and all interest is payable at maturity. At May 15, 2000, the unpaid balance on the loan was $30,000.

On December 29, 1999, certain officers and directors exercised options to purchase 950,000 shares of common stock at an exercise price of $0.25 per share.

On January 5,2000, the Company granted options to three officers to purchase an aggregate of 800,000 shares of common stock at an exercise price of $0.25 per share.

On January 31, 2000, the Company consummated the sale of 50,000 shares of its common stock for a purchase price of $100,000, or $2.00 per share, to an institutional investor. Inasmuch as the purchaser was an accredited investor and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in
Section 4(2) of such Act and the rules and regulations thereunder.

On March 2, 2000, the Company consummated the sale of 50,000 shares of its common stock for a purchase price of $150,000, or $3.00 per share, to an institutional investor. Inasmuch as the purchaser was an accredited investor and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in
Section 4(2) of such Act and the rules and regulations thereunder.

No underwriters were involved in any of the transactions described above, and no commissions were paid in connection therewith.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Report are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will depend on business, financial, and other factors beyond the Company's control, including, among others, prevailing changes in consumer preferences, access to sufficient quantities of raw materials, availability of trained laborers and changes in tobacco products regulation. There can be no assurance that the Company will continue to be successful in implementing its business strategy. Other factors could also cause actual results to vary materially from the future results covered in such forward- looking statements. Words used in this Report such as "expects," "believes," "estimates" and "anticipates" and variations of such words and similar expressions are intended to identify such forward-looking statements.

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

While the Company had no operating subsidiaries or business operations, and had minimal cash and working capital at December 31, 1998, in February 1999, it commenced its Internet and entertainment business with the development of the NetDisc product line. As of December 31, 1999, the Company has not generated any operating revenues from its NetDisc production line. In addition, it entered into a Preliminary LOI for the acquisition of Red Ant.

On December 15, 1998, the Company's common stock was delisted from the OTC Bulletin Board for failure to comply with Rule 15c-211 and has not traded publicly since that date.

Results of Operations

As noted in the Company's Report of Independent Certified Public Accountants, the Company has experienced significant operating losses and has an accumulated deficit which raises doubts about the Company's ability to continue as a going concern. The Company incurred net losses of $1,677,720 and $436,213 for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999, the Company had an accumulated deficit of $14,153,079. The Company is continuing its efforts to generate revenues from its NetDisc operations, as well as complete its pending acquisition of the assets of the entity formally known as Red Ant Entertainment and attain a profitable level of operations. However, there is no assurance that the Company's efforts will be successful. There are many events and factors in connection with the development, manufacture and sale of the Company's products over which the Company has little or no control, including without limitation, marketing difficulties, lack of market acceptance of our products, superior competitive product based on future technological innovation and the inability to raise sufficient capital to implement the Company's planned business activities. There can be no assurance that the future operations will be profitable or will satisfy future cash flow requirements. The report of Moore Stephens Lovelace, P.A., our independent auditors, with respect to our financial statements and the related notes thereto, indicate that, at the date of their report, we incurred net losses and had negative cash flow from operations. Moore Stephens Lovelace, P.A., qualified their report to indicate that these matters raise substantial doubt, at such date, about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty.

RESULTS OF OPERATIONS

For the years ended December 31, 1999 and 1998 the Company generated no revenues, and incurred net losses of $1,677,720 and $436,213, respectively.

Operating expenses for the years ended December 31, 1999 and 1998 aggregated $1,677,992 and $399,589, respectively. For the years ended December 31, 1999 and 1998, operating expenses were comprised as follows:


                                                                         1999                      1998
                                                                         ----                      ----

Salaries and wages including related taxes                           $   837,230                 $  72,275
Legal and professional                                                   199,680                   233,412
Marketing and promotion                                                  137,200                         -
Travel                                                                   117,337                     3,948
Consulting fees                                                           92,090                         -
Rent                                                                      91,929                         -
Office expense                                                            69,642                    23,547
Depreciation and amortization                                              3,744                         -
Other general and administrative                                         129,140                    66,407
                                                                     -----------                  --------
                                                                     $ 1,677,992                  $399,589

Salaries and wages including related taxes increased $764,955 in 1999 as a result of employment of five executive officers, as well as employment of administrative and support staff that were not employed by the Company during 1998.

Legal and professional fees decreased $33,732 in 1999 as a result of a decrease in legal fees of $63,511 in 1999 which was partially offset by a $29,779 increase in external accounting fees. Legal fees in 1998 include $127,500 relating to the issuance of 30,000 shares of common stock in payment for services performed.

The $137,200 of marketing and promotion costs in 1999, relates to the initial marketing launch of the Company's NetDisc products, including the cost of producing the CD Rom discs.

Travel expense increased by $113,389 in 1999 as a result of the travel costs associated with the raising of capital, as well as the pursuit of potential acquisitions and the initial marketing and promotion of the NetDisc CD Rom product.

Consulting fees of $92,090 in 1999 consist of $50,350 of compensation expense associated with the issuance of common stock to various individuals in exchange for services performed, as well as $41,740 of consulting fees paid in connection with general corporate matters.

Rent expense in 1999 aggregated $91,929 and related to the opening of corporate offices in Miami, Florida and New York City.

Office expenses increased by $46,095 as a result of the opening of corporate offices in Miami, Florida and New York City and the overall increase in administrative activity in 1999 as compared to 1998.

Depreciation and amortization aggregated $3,744 in 1999, due to the acquisition of a total of approximately $23,000 of furniture and equipment over the course of the year, as well as the amortization of the excess of costs over the fair value of net assets acquired associated with NetDisc.

Other general administrative expenses increased by $62,733 in 1999 due to an overall increase in general corporate activity, as well as the opening of corporate offices in Miami, Florida and New York City.

Interest and other income consisted of $12,900 in 1999 relating to the collection of NetDisc accounts receivable subsequent to the acquisition of NetDisc, all of which had been considered as uncollectible at the acquisition date. During 1998, the Company earned interest income of $1,714.

Interest expense in 1999 aggregated $12,428 resulting from $275,000 of borrowings during the year. There were no borrowings during 1998.

During 1998, the Company established a $38,338 provision for doubtful accounts in connection with uncollectible notes receivable.

LIQUIDITY AND CAPITAL RESOURCES

For the years ended December 31, 1999 and 1998, net cash used in operating activities was $842,086 and $221,539, respectively. The increase was primarily attributable to additional expenses relating to the employment of executive officers and support staff, as well as the opening of corporate offices in Miami, Florida and New York City.

Net cash used in investing activities for 1999 was $198,612, which was attributable to $155,492 of advances in connection with a pending acquisition along with an aggregate $43,120 relating to payments for furniture and equipment and other assets. In 1998, net cash provided by investing activities of $238,300, was attributable to collections on notes receivable.

Net cash provided by financing activities for 1999 was $1,121,785 which was comprised of an aggregate of $698,750 relating to the sale of common stock in private placements and the exercise of stock options by officers, $250,000 of net proceeds from loans from third parties, as well as net proceeds of $173,035 of loans from officers and stockholders. Net cash provided by financing activities for 1998 was $3,487, which was primarily attributable to loan proceeds received from officers.

As of December 31, 1999, the Company had cash of $101,835 and a working capital deficiency of $917,356.

The Company's ability to meet its future obligations in relation to the orderly payment of its recurring obligations on a current basis is totally dependent on its ability to generate revenues from its NetDisc operations, as well as complete its pending acquisition of the assets of the entity formally known as Red Ant Entertainment and attain a profitable level of operations. Since the Company has no current source of liquidity, the Company is unable to predict how long it may be able to survive without a significant infusion of capital from outside sources and it is further unable to predict whether such capital infusion, if available, will be on terms and conditions favorable to the Company.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required to be included in this Form 10-KSB are appended hereto commencing on page F-1.

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


       Name                          Age                   Positions Held
       ----                          ---                   --------------

Russell Adler                         39               Chairman of the Board

Lawrence Gallo                        35               Chief Executive Officer, President and Director

Mitchell Sandler                      40               Vice President, Director

Joel F. Brownstein                    58               Chief Financial Officer, Treasurer

Russell Adler has served as the Chairman of the Board of the Company and as a member of its Board of Directors since January 1999. From December 1996 to November 1998, Mr. Adler served as consultant and counsel to Equity Management Partners, Inc., an investment banking firm. From January 1996 to August 1997, Mr. Adler served as President of Strategic Holdings Corp., an investment banking firm. From 1993 to December 1995, Mr. Adler was employed as vice president of operations for The Silicon Group, Inc., a semiconductor and computer software development company. From 1987 to 1990, Mr. Adler served as consultant and counsel to the Chairman of J.W. Gant, a registered broker-dealer. Between 1984 and 1987, Mr. Adler served as president of Air & Waterworks, Inc., a manufacturer of water coolers. From June 30, 1998 through December 1998, Mr. Adler served as a director for First Equity Corporation of Florida, a registered broker/dealer. Mr. Adler is a member in good standing of the Florida Bar. He received a B.A. in Business and Sociology from William Penn College in 1982 and a J.D. from Nova Southeastern University School of Law in 1986.

Mitchell Sandler has served as Vice President since April 1999 and served as President from December 1998 until March 1999 and as director of the Company since December, 1998. Between 1993 and December 1997, he served as President of The Silicon Group, Inc., a semi-conductor and computer software development company for multimedia. From 1984 and 1992, Mr. Sandler was employed by All-American Semiconductor, a distributor of semi-conductors, first as salesman, then as Regional Sales Manager for the southeast (United States). Mr. Sandler holds an Associate's degree from Santa Fe Community College and attended the University of Florida.

Lawrence Gallo has served as President and Chief Executive Officer since April 1999 and a director of the Company since January 1999. From January 1998 until the present, Mr. Gallo served as director of Launch Management, a financial, creative and business management consultant to sports figures and entertainers, which he founded. From January 1998 to February 1998 Mr. Gallo served as director of Modern Records. From March 1997 to December 1997 Mr. Gallo served as Senior Vice President of Hoeing, Inc., a New York based brokerage firm. From January 1986 to March 1997, Mr.

Gallo was employed by Lehman Brothers, Inc., initially serving as Senior Vice President of Institutional Investment Services, then as Director of Equity Finance in London, England. Mr. Gallo is a founding member of The Global Fund Managers' Association, comprised of alternative investment managers and venture capital organizations.

Joel F. Brownstein has served as Chief Financial Officer of the Company since April 1999. From February 1992 until the present, Mr. Brownstein served as President of The Brownstein Group, an investment consulting firm for public and private companies. From 1990 to 1994 he served as Vice President of Corporate Development for Pinnacle Technologies, a manufacturer of solvent-free inks, plastics and coatings. Between 1985 and 1987, Mr. Brownstein was employed by Securitech Group, a manufacturer of hardware, as Vice President of Corporate Development. Mr. Brownstein has also served as Vice President-Director of Research for Doley Daniels & Cartwright, a broker-dealer specializing in international securities research, as Vice President of Sales and Marketing for Marsan Securities, Inc., a broker-dealer, as Senior Bank Examiner for the Federal Reserve Bank of New York and as a securities analyst/portfolio manager for Marine Midland Banks and Manufacturer Hanover Trust. Mr. Brownstein holds a B.A. from Adelphi University, an M.B.A. in Finance and Investments from Baruch College and has completed coursework for an M.B.A. in Marketing and Real Estate Law.

CONSULTANTS

The company intends to rely on consultants from time to time to assist it in pursuing its business plan. Subsequent to the end of the Company's fiscal year, the Company engaged Mr. Brandon "Randy" Phillips, Mr. Les Garland and Mr. Edwin Ruh as consultants.

Mr. Phillips
------------

Mr. Phillips attended Loyola University School of law from 1977 to 1979 and then became the executive producer of "The Rock Place" on NBC television network. In 1983 he founded Steifel-Phillips Entertainment, one of the premier artist management and film production companies based in Los Angeles. Clients included Rod Stewart, Toni Braxton, Prince, The Bangels, Simple Minds, Guns and Roses, Missing Persons, Billy Squire, Matthew Brodrick and Jonathan Demme. Film credits include Midnight in the Garden of Good and Evil (Warner Brothers film starring John Cusack and Kevin Spacey, directed by Clint Eastwood), That is then, This is Now (Paramount Pictures starring Morgan Freemen and Emilio Estevez). From 1991 to 1995 Mr. Phillips was the President/CEO of Gasoline Alley Music, a joint venture recording and publishing company with MCA Records. Artists included multi-platinum groups SHAI and Sublime. From 1997 to 1999 Mr. Phillips was CEO of Red Ant Entertainment, a music company distributed by BMG and funded by Wasserstein Perrella. The assets of the entity formerly known as Red Ant Entertainment are in the process of being acquired by Regenesis pursuant to the terms of a preliminary letter of intent. In connection with consulting services to be provided by Mr. Phillips, he is to receive 500,000 shares of the Company's common stock pursuant to a consulting agreement.

Mr. Garland
-----------

Mr. Garland is an internationally acclaimed Rock Radio and television personality, who became one of the most influential radio programmers of the 70's, exerting even more influence on the 80's as one of the funder/developers of MTS: Music Television and VH-1. In the early 90's, Mr. Garland headed up the national and international roll-out of THE BOX. As founding President of BlueTape, a Chris Blackwell Company,

Garland continues to define his career by remaining on the front edge of popular mass entertainment with the 1999 launch of sputnik7.com.

Mr. Garland accepted the role of keynote speaker at the Montreau Jazz Festival, the Australian Radio roadcasters Convention, the New Music Seminar, Billboard International Music Convention in Portugal and the International Music and Media Conference. In 1998, he was featured at the Radio & Records convention "Legends of Top 40" live presentation. Mr. Garland is a frequent participant at college symposia and has also served on the board of the national Association of College Broadcasters. Profiles of Garland have appeared in numerous publications including TIME, CQ, PEOPLE, MS, USA TODAY, NEW YORK TIMES, NEWSWEEK and FORBES. Televison exposure has included Good Morning America, CBS Morning News, Phil Donahue, Entertainment Tonight and a cameo on Late Night With David Letterman in the company of Eddie Murphy. In connection with consulting services to be provided by Mr. Garland, he is to receive 500,000 shares of the Company's common stock and $20,000 per month pursuant to a consulting agreement.

Mr. Ruh
-------

From 1995 to 1998, Mr. Ruh was Managing Director of Gerken Capital Associates, a private investment bank, and General Partner to the Sino-Asia Industrial Equity Fund, a $200 million direct-investment equity fund. From 1987 to 1995, Mr. Ruh was the senior Vice President in the Investment Structured Finance Division of The Fuji Bank, Limited (the "Bank"). Founding member of the Bank's North American project finance operation, Mr. Ruh was responsible for directing the Bank's activities in financial advisory, equity funding, private placement, securitization and privatization services, in addition to serving as head of the Bank's world- wide sports and entertainment practice.

Mr. Ruh has nearly two decades of project experience during which time he initiated, closed and syndicated over 100 transactions exceeding $18 million for
(i) multipurpose S&E facilities; and (ii) alternative energy and co-generation, natural resource development, infrastructure, real estate, transportation and telecommunications projects. Mr. Ruh developed the esteemed RACER(C) methodology to analyze senior debt's return on project finance transactions. From 1984 to 1987, Mr. Ruh was a Project Finance Officer with Mellon Bank, N.A. From 1981 to 1984, he was National Marketing Director for the General Refractories company. Frequently quoted in newspapers and broadcasts, Mr. Ruh is widely recognized as a financial visionary in Project Finance and has authored and/or co-authored 24 articles or working papers ranging from Tundish Metallurgy to Internet Philanthropy. Mr. Ruh lectures at major universities and investment seminars and advices a variety of clients ranging from governments, emerging market countries, and the largest multi-national corporations to 501(c)(3) organizations. Mr. Ruh holds a Masters of Public Administration from Harvard University; Masters Degrees in Business Administration and Public Policy from the Heinz School, Carnegie Mellon University; a Master's Certificate in Materials Science from the University of Michigan; and a Bachelor of Science in Biomedical Engineering from Pennsylvania State University. Mr. Ruh is a member of the World Sports Humanitarian Hall of Fame; the Mayflower Society and the Board of Trustees, Bay Head Chapel. He also is a volunteer with many charitable and philanthropic organizations, including the Orton Dyslexic Society and the Special Olympics. From 1979 to 1981, Mr. Ruh toured on the United States Tennis Association professional circuit.

Mr. Ruh is also founder and CEO of Adventure Assets (Adventas) found at www.adventas.com. A globally- oriented, Internet-enhanced, sports and entertainment studio, Adventure Assets (1) develops, capitalizes and manages original sports and entertainment projects through a $400 million Sports and Entertainment Technology Equity Fund; and (2) exploits emerging e-commerce technologies to create a hybrid form of online finance and entertainment -e-Motion Adventures. In connection with consulting services to be provided by Mr. Ruh, he is to receive 50,000 shares of the Company's common stock pursuant to a consulting agreement.

ITEM 10.  EXECUTIVE COMPENSATION

Cash Compensation

The following table shows, for the year ended December 31, 1999, the cash and other compensation paid by the Company to its Chief Executive Officer and to each of the executive officers of the Company who had annual compensation in excess of $100,000.


                                            SUMMARY COMPENSATION TABLE
                                            --------------------------

                                             Annual Compensation                 Long-Term Compensation
                                             -------------------                 ----------------------
                                                                                   Awards

                                                                                   ------

                                                                                        Securities

                                                               Other                      Under-
                                                              Annual      Restricted       Lying                  All Other
    Name and Principal                                        Compen-        Stock       Options/        LIP       Compen-
         Position            Year      Salary      Bonus      sation       Award(s)        SAYS        Payout      sation
                                                                ($)           ($)           (#)          ($)         ($)
            (a)               (b)        (c)        (d)         (e)           (f)           (g)          (h)         (i)
----------------------------------------------------------------------------------------------------------------------------
Lawrence Gallo             1999     $  6,235(1)     0           0          $33,250        150,000(2)     0        $25,000(3)

Mitchell Sandler           1999     $ 14,957(1)     0           0          $19,950        150,000(2)     0        $   0

Russell Adler              1999     $106,737(1)     0           0          $39,900        500,000(2)     0        $   0

Joel Brownstein            1999     $  8,486(1)     0           0          $26,600        150,000(2)     0        $22,657(4)


(1) Represents actual cash compensation paid during 1999. The unpaid balance due each individual under the terms of their employment agreement is reflected as accrued payroll in the December 31, 1999 financial statements.

(2) Options were exercised in December 1999 and the Company received $237,500 of cash proceeds.

(3) Represents consulting fees paid to Mr. Gallo prior to his employment by the Company.

(4) Represents $15,000 payable to Mr. Brownstein for assisting the Company in raising capital and $7657 of consulting fees of which $1,525 were paid prior to his employment and $6,132 were paid after his employment.

Employment Agreements

The Company has entered into employments with each of Mr. Adler, Mr. Sandler, Mr. Gallo, Mr. Brownstein and Mr. Jelaso.

On February 15, 1999, the Company entered into an employment agreement with Mr. Adler, which provides for Mr. Adler's employment as Chairman of the Board of Directors. This agreement provides for: (i) a base annual salary of $140,400;
(ii) the issuance of 300,000 shares of the Company's common stock; and (iii) the grant of options to purchase 500,000 shares of the Company's common stock at a purchase price of $.25 per share. In addition, the Board of Directors or the Compensation Committee of the Board of Directors, may, in its sole discretion, award to Mr. Adler a bonus based on certain levels of either sales or profits attained by the Company. This agreement also provides that Mr. Adler shall be entitled to additional compensation to be negotiated on a case-by-case basis for those corporate finance transactions brought to the Company by him. The term of this agreement is four years. On October 15, 1999, the Company amended Mr. Adler's employment agreement to include the issuance of an additional 300,000 common shares to be registered upon a Form S-8 as soon as practical and extended the employment agreement for an additional twelve month term.

On April 1, 1999, the Company entered into an employment agreement with Mr. Sandler, which provides for Mr. Sandler's employment as Vice President and Secretary. This agreement provides for a base annual salary of $135,000 to be paid to Mr. Sandler commencing March 1, 1999, as well as the issuance of 150,000 shares of common stock and the grant of options to purchase 150,000 shares of the Company's common stock at a purchase price of $.25 per share, which options are to be registered for resale as soon as practical. In addition, this agreement provides that Mr. Sandler shall be entitled to additional compensation to be negotiated on a case- by-case basis for those corporate finance transactions brought to the Company by him. The term of this agreement is three years. On October 15, 1999, the Company amended Mr. Sandler's employment agreement to include the issuance of an additional 150,000 common shares and extended the employment agreement for an additional twelve month term.

On April 18, 1999, the Company entered into an employment agreement with Mr. Gallo, which provides for Mr. Gallo's employment as President of the Company. This agreement provides for a base annual salary of $150,000, the issuance of 250,000 shares of common stock of the Company, as well as the grant of options to purchase 150,000 shares of common stock at a purchase price of $.25 per share. The term of this agreement is one year. On October 15, 1999, the Company amended Mr. Gallo's employment agreement to include the issuance of an additional 250,000 common shares and extended the employment agreement for an additional twelve month term.

Also on April 18, 1999, the Company entered into an employment agreement with Mr. Brownstein, which provides for Mr. Brownstein's employment as Chief Financial Officer and Treasurer of the Company. This agreement provides for a base annual salary of $135,000 , the issuance of 200,000 shares of common stock of the Company and the grant of options to purchase 150,000 shares of common stock at a purchase price of $.25 per share. The term of this agreement is one year. On October 15, 1999, the Company amended Mr. Brownstein's employment agreement to include the issuance of an additional 200,000 common shares as soon as practical and extended the employment agreement for an additional twelve month term.

On April 1, 1999, the Company entered into an employment agreement with Mr. Jelaso, which provides for Mr. Jelaso's employment as Director of Marketing of the Company. This agreement provides for a base annual salary of $125,000 and the grant of 100,000 shares of common stock. The term of this agreement is three years. Mr. Jelaso resigned his position with the Company in October 1999, and the Company has made no payments to the employee under the terms of the contract since the date of his resignation and has retained the stock issuance.

Option Grants in Last Fiscal Year

During 1999 options were granted for 1,000,000 shares at exercise prices ranging from $0.25 to $1.00 per share.

Incentive and Non-Qualified Stock Option Plan

On October 3, 1997, the Company adopted 1997 Stock Option Plan (the "Plan") which authorizes the issuance of options to purchase a maximum 1,000,000 shares of common stock. On November 1, 1999 the Plan was amended to authorize the issuance of options to purchase a maximum of 4,000,000 shares of common stock.

The Company believes the Plan will work to increase the proprietary interest in the Company of its directors, officers, employees and consultants, and to align more closely their interests with the interests of the Company's stockholders. The Plan will also maintain the Company's ability to attract and retain the services of experienced and highly qualified employees and directors.

Under the Plan, the Company has reserved an aggregate of 4,000,000 shares of common stock for issuance pursuant to options granted under the Plan ("Plan Options"). The Board of Directors of the Company administers the Plan including, without limitation, the selection of the persons who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price.

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

As of December 31, 1999, there were options outstanding to purchase 50,000 shares of common stock granted pursuant to the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth certain information regarding the Company's common stock, par value $.01 beneficially owned as of March 31, 2000 for (i) each stockholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding common stock, (ii) each of the Company's directors, (iii) each named executive officer (as defined in Item 402(a)(2) of Regulation S-B), and (iv) all executive officers and directors as a group. At March 31, 2000 there were 7,871,461 shares of common stock outstanding.


Name and Address of                                     Amount and Nature of                      Percent
   Beneficial Owner(1)                                  Beneficial Ownership(2)                   of Class
   -------------------                                  -----------------------                   --------

Russell Adler                                                    1,980,000(3)                      25.1%
Mitchell Sandler                                                   793,801(4)                      10.1%
Lawrence Gallo                                                     800,000(5)                      10.2%
Joel F. Brownstein                                                 698,000                          8.9%
Renee Adler                                                        717,500(6)                       9.1%
Les Garland                                                        500,000                          6.3%
Brandon Phillips                                                   500,000                          6.3%
All directors and officers
  as a group (4 persons)                                         4,189,301                         53.2%

----------------------
(1) Unless otherwise indicated, the address of each of the persons named in the table is 930 Washington Avenue, Fourth Floor, Miami Beach, Florida 33139. Unless otherwise noted, the Company believes that each of the persons named in the table have sole voting and dispositive power with respect to all the shares of common stock of the Company beneficially owned by such person.

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

(3) Includes presently exercisable options to purchase 500,000 shares of common stock at a purchase price of $.25 per share. Also includes 100,000 shares of common stock held by Ms. Christine Adler, Mr. Adler's spouse, over which Mr. Adler disclaims all voting and dispositive power. Does not include shares of common stock held by Rene Adler, Mr. Adler's mother. Also does not include shares of common stock held by Mr. Mel Adler and 444 Corporation, a corporation of which Mr. Adler's father is a principal.

(4) Includes presently exercisable options to purchase 150,000 shares of common stock at a purchase price of $.25 per share.

(5) Includes presently exercisable options to purchase 150,000 shares of common stock at a purchase price of $.25 per share.

(6) Does not include shares of common stock held by Mr. Adler, Rene Adler's son. Includes 150,000 shares of common stock held by 444 Corporation, a corporation of which Rene Adler's husband is a principal and 300,000 shares of common stock and 50,000 purchase warrants at an exercise price of $1.00 held by Mr. Mel Adler and over which she disclaims all voting and dispositive power. Rene Adler's address is 930 Washington Avenue, Fourth Floor, Miami Beach, Florida 33139.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

During the year ended December 31, 1999, the Company incurred an aggregate of $47,657 of consulting fees an commissions payable to its chief Executive Officer and president and its chief Financial Officer and Treasurer of which $26,525 was incurred prior to their appointment as executive officers of the Company and $21,132 was incurred after their appointment as executive officers of the Company. The employment agreement for the Chief Financial Officer and Treasurer provided for the payment of $15,000 of commissions for his assistance in raising capital for the Company.

During the year ended December 31, 1999, the Company received working capital advances of $52,025 from the father of the Chairman of the Board, who together with his wife and entities controlled by such individuals are major shareholders of the Company. During 1999, the Company repaid $48,166 of such advances. On December 29,1999, the Company entered into a three year consulting agreement with the father of the Chairman of the Board and an entity controlled by such individual (the "Consultant"), to provide general business services to the Company in exchange for an annual consulting fee of $75,000, payable in equal monthly installments of $6,250, plus a car allowance of $750 per month. As additional consideration for the agreement, the Company granted the Consultant 50,000 shares of the Company's common stock, valued at $2,500 which amount is included in other assets in the accompanying financial statements at December 31, 1999. In addition, the Consultant received a two year option to purchase 50,000 shares of the Company's common stock at an exercise price of $1.00 per share. The agreement further provides that the company will provide the Consultant with a private office and office support services and will reimburse the Consultant for all expenses incurred in connection with his activities on behalf of the Company.

In January 2000, the Company purchased the URL address Music 411.com from the father of the Chairman of the Board of Directors in exchange for 250,000 restricted shares of the Company's common stock which was valued at $12,500.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Index to Exhibits


Exhibits    Description of Documents
--------    ------------------------
6.2         URL Purchase Agreement by and between Regenesis Holdings, Inc. and Mel Adler , dated as of  January 25, 2000. (9)
10.1        Agreement on Transfer the Shares as Collateral dated May 23, 1997 by and between QPQ Corporation and
            International Fast Food Corporation. (4)
10.2        Stock Purchase Agreement dated as of September 3, 1997 by and between QPQ Corporation and Linde Group. (5)
10.3        Lease Agreement dated 5/12/99 by and between Omni offices, Inc. and Regenesis Holdings Inc. (3)
10.4        Lease Agreement dated 5/10/99 by and between Finance Team of America and Regenesis Holdings Inc. (3)
10.5        Employment Agreement dated 4/1/99 between Regenesis Holdings Inc. and Mitchell B. Sandler. (3)
10.6        Employment Agreement date as of 2/15/99 between Regenesis Holdings Inc. and Russell Adler. (3)
10.7        Employment Agreement dated 4/18/99 between Regenesis Holdings Inc. and Lawrence Gallo. (3)
10.8        Employment Agreement dated 4/18/99 between Regenesis Holdings Inc. and Joel F. Brownstein. (3)
10.9        Employment Agreement dated 4/18/99 between Regenesis Holdings Inc. and Mark Jelaso. (3)
10.10       Amendment to Employment Agreement dated 4/1/99 between Regenesis Holdings Inc. and Mitchell B. Sandler. (7)
10.11       Amendment to Employment Agreement date as of 2/15/99 between Regenesis Holdings Inc. and Russell Adler. (7)
10.12       Amendment to Employment Agreement dated 4/18/99 between Regenesis Holdings Inc. and Lawrence Gallo. (7)
10.13       Amendment to Employment Agreement dated 4/18/99 between Regenesis Holdings Inc. and Joel F. Brownstein. (7)
10.14       Consulting Agreement by and between Regenesis Holdings, Inc. and Ed Ruh (9)
10.15       Consulting Agreement by and between Regenesis Holdings, Inc. and Brandon Phillips (9)
10.16       Consulting Agreement by and between Regenesis Holdings, Inc. and Les Garland (9)
10.17       Consulting Agreement by and between Regenesis Holdings, Inc. and Mel Adler (9)
10.18       Amendment to Employment Agreement dated 1/05/00 between Regenesis Holdings Inc. and Gustavo Rodriquez. (9)
16.1        Accountant's letter date January 20, 1999 of Rachlin Cohen & Holtz, LLP (6)
16.2        Accountant's letter date January 20, 1999 of Moore Stephens Lovelace, P.A. (6)
16.3        Accountant's letter date February 28, 2000 of Rachlin Cohen & Holtz, LLP (8)
16.4        Accountant's letter date February  24, 2000 of Moore Stephens Lovelace, P.A. (8)
27          Financial Data Schedule. (9)
----------------------
(1)      Incorporated by reference to exhibits from the Company's Form 10-KSB Report, as amended, as filed with the Securities and Exchange Commission 6/10/98
(2)      Incorporated by reference as an exhibit to the Company's Form 8-k as filed with the Commission 2/18/99
(3)      Incorporated by reference to exhibits from the Company's Form 10-KSB Report, as amended, as filed with the Securities and Exchange Commission 8/02/99 and 7/14/99.
(4)      Incorporated by reference as an exhibit to the Company's Form 8-k as filed with the Commission 6/20/97.
(5)      Incorporated by reference as an exhibit to the Company's Form 8-k as filed with the Commission 9/18/97
(6)      Incorporated by reference as an exhibit to the Company's Form 8-k as filed with the Commission 1/20/99
(7)      Incorporated by reference as an exhibit to the Company's Form S-8 Registration Statement as filed with the Commission 12/20/99.
(8)      Incorporated by reference as an exhibit to the Company's Form 8-k as filed with the Commission 3/02/00.
(9)      Filed herewith.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                         REGENESIS HOLDINGS, INC.
                                                                 (Registrant)


Date:  June 23, 2000                                     By: /s/  Lawrence Gallo
                                                             --------------------------------------------
                                                                       Lawrence Gallo
                                                                       President and Chief
                                                                       Executive Officer




                                                         By: /s/  Joel Brownstein
                                                             --------------------------------------------
                                                                       Joel Brownstein
                                                                       Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:  June 23, 2000



By: /s/ Lawrence Gallo                                   By: /s/  Mitchell Sandler
    --------------------------------------------             -------------------------------------------
        Lawrence Gallo, Director                             Mitchell Sandler, Vice President, Director
        President, Chief Executive
        Officer (Principal Executive Officer)

By: /s/ Joel Brownstein                                  By: /s/  Russell Adler
    --------------------------------------------             -------------------------------------------
        Joel Brownstein, Chief Financial Officer                   Russell Adler, Director
        (Principal Financial Officer)


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

                          -----------------------------

                                                                                                                  PAGE

                                                                                                                  ----

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                            F-1 to F-2


FINANCIAL STATEMENTS

   Balance Sheet at December 31, 1999                                                                             F-3

   Statements of Operations for the years ended December 31, 1999 and 1998                                        F-4

   Statements of Changes in Stockholders' Equity for the years ended December 1999 and 1998                       F-5

   Statements of Cash Flows for the years ended December 31, 1999 and 1998                                     F-6 to F-7

   Notes to Financial Statements                                                                              F-8 to F-22



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------




Board of Directors
Regenesis Holdings, Inc.
Miami Beach, Florida


We have audited the accompanying balance sheet of Regenesis Holdings, Inc. as of December 31, 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of Regenesis Holdings, Inc. as of December 31, 1999, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered and continues to suffer significant losses, has an accumulated deficit and, as of December 31, 1999, has no operations or sources of revenues. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /s/ Moore Stephens Lovelace, P. A.
                                            ----------------------------------
                                            Moore Stephens Lovelace, P. A.
                                            Certified Public Accountants


Orlando, Florida
May 26, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Regenesis Holdings, Inc.
Miami Beach, Florida


We have audited the accompanying statements of operations, changes in stockholders' equity and cash flows of Regenesis Holdings, Inc. for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Regenesis Holdings, Inc. for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had no operations or sources of revenues during 1998 and, accordingly, has suffered and continues to suffer losses. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            /s/ RACHLIN COHEN & HOLTZ LLP
                            -----------------------------
                            RACHLIN COHEN & HOLTZ LLP

Miami, Florida
May 25, 1999

                            REGENESIS HOLDINGS, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 1999


                                     ASSETS

CURRENT ASSETS
   Cash                                                            $    101,835
                                                                   ------------

        Total Current Assets                                            101,835

   Furniture and equipment, net of accumulated
      depreciation of $3,670                                             23,028
   Other assets                                                          18,922
   Advances toward pending acquisition                                  155,492
   Excess of cost over fair value of net assets acquired,
      net of accumulated amortization of $74                                556
                                                                   ------------
        Total  Assets                                              $    299,833
                                                                   ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                $     81,495
   Accrued payroll                                                      402,168
   Due to officers and stockholders                                     175,835
   Other current liabilities                                            109,693
   Loans payable                                                        150,000
   Convertible demand loan                                              100,000
                                                                   ------------
         Total Current Liabilities                                    1,019,191
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:

   Preferred Stock, $.01 par value, 10,000,000 shares
      authorized; none issued and outstanding                              --
   Common Stock, $.01 par value, 100,000,000 shares
      authorized; 6,388,974 issued and outstanding                       63,890
   Additional paid-in capital                                        13,369,831
   Accumulated deficit                                              (14,153,079)
                                                                   ------------
         Total Stockholders' Deficiency                                (719,358)
                                                                   ------------

         Total Liabilities and Stockholders' Deficiency            $    299,833
                                                                   ============

                            REGENESIS HOLDINGS, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                        1999           1998
                                                        ----           ----

Revenue                                              $      --      $      --
                                                     -----------    -----------

Operating expenses:
   Salaries and wages including related taxes            837,230         72,275
   Legal and professional                                199,680        233,412
   Marketing and promotion                               137,200           --
   Travel                                                117,337          3,948
   Consulting fees                                        92,090           --
   Rent                                                   91,929           --
   Office expenses                                        69,642         23,547
   Depreciation and amortization                           3,744           --
   Other general and administrative expenses             129,140         66,407
                                                     -----------    -----------
      Total operating expenses                         1,677,992        399,589
                                                     -----------    -----------

Operating Loss                                        (1,677,992)      (399,589)

Other Income (Expenses):
   Interest and other income                              12,900          1,714
   Interest expense                                      (12,428)          --
   Provision for doubtful accounts                          --          (38,338)
                                                     -----------    -----------
       Total other income (expenses), net                    472        (36,624)
                                                     -----------    -----------



Net Loss                                             $(1,677,520)   $  (436,213)
                                                     ===========    ===========



Basic and Diluted Net Loss per Common Share          $     (0.42)   $     (0.59)
                                                     ===========    ===========

Weighted Average Common Shares Outstanding             3,999,200        733,308
                                                     ===========    ===========

                            REGENESIS HOLDINGS, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1999 and 1998





                                                                      Preferred Stock                 Common Stock
                                                                  ---------------------          ----------------------
                                                                  Shares         Amount           Shares         Amount
                                                                  ------         ------           ------         ------

Balances, December 31, 1997                                           --      $       --           663,643   $      6,636

Issuance of common stock in satisfaction of liabilities and
   payment of legal and professional expenses                         --              --            30,000            300
Issuance of common stock upon exercise of stock options               --              --            68,702            687

Net Loss                                                              --              --              --             --
                                                              ------------    ------------    ------------   ------------

Balances, December 31, 1998                                           --              --           762,345          7,623

Issuance of Series C Preferred Stock                                48,000             480            --             --
Conversion of Series C Preferred Stock into common stock           (48,000)           (480)        900,000          9,000
Issuance of common stock in private placement transactions            --              --         1,736,417         17,365
Issuance of common stock to officers pursuant to their
   employment agreements                                              --              --         1,925,000         19,250
Issuance of common stock to acquire Net Disc, Inc. assets             --              --            10,000            100
Issuance of common stock for services and expenses                    --              --           105,212          1,052
Issuance of common stock upon exercise of stock options               --              --           950,000          9,500
Issuance of options and warrants                                      --              --              --             --

Net Loss                                                              --              --              --             --
                                                              ------------    ------------    ------------   ------------

Balances, December 31, 1999                                           --      $       --         6,388,974   $     63,890
                                                              ============    ============    ============   ============



[restubbed table]
                                                                  Additional
                                                                    Paid-In
                                                                    Capital         Deficit         Total
                                                                    -------         -------         -----

Balances, December 31, 1997                                      $ 12,344,281    $(12,039,346)   $    311,571

Issuance of common stock in satisfaction of liabilities and
   payment of legal and professional expenses                         127,200            --           127,500
Issuance of common stock upon exercise of stock options                  --              --               687

Net Loss                                                                 --          (436,213)       (436,213)
                                                                 ------------    ------------    ------------

Balances, December 31, 1998                                        12,471,481     (12,475,559)          3,545

Issuance of Series C Preferred Stock                                   56,700            --            57,180
Conversion of Series C Preferred Stock into common stock               (8,520)           --              --
Issuance of common stock in private placement transactions            494,235            --           511,600
Issuance of common stock to officers pursuant to their
   employment agreements                                              108,500            --           127,750
Issuance of common stock to acquire Net Disc, Inc. assets                 530            --               630
Issuance of common stock for services and expenses                      5,013            --             6,065
Issuance of common stock upon exercise of stock options               228,000            --           237,500
Issuance of options and warrants                                       13,892            --            13,892

Net Loss                                                                 --        (1,677,520)     (1,677,520)
                                                                 ------------    ------------    ------------

Balances, December 31, 1999                                      $ 13,369,831    $(14,153,079)   $   (719,358)
                                                                 ============    ============    ============


                                                 REGENESIS HOLDINGS, INC.

                                                 STATEMENTS OF CASH FLOWS

                                          YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                                       1999                1998
                                                                                                       ----                ----
Cash Flows from Operating Activities:
   Net loss                                                                                         $(1,677,520)        $  (436,213)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                                                                    3,744                --
         Provision for doubtful accounts                                                                   --                38,338
         Loss on disposal of property and equipment                                                        --                14,013
         Expenses paid by issuance of common stock                                                      252,737             127,500
         Other operating expenses                                                                          --                 2,420
         Changes in operating assets and liabilities:
            Prepaid expenses                                                                               --                18,000
            Accrued Payroll                                                                             402,168                --
            Accounts payable and other current liabilities                                              176,785              14,403
                                                                                                    -----------         -----------
                  Net cash used in operating activities                                                (842,086)           (221,539)
                                                                                                    -----------         -----------

Cash Flows from Investing Activities:
   Notes receivable from Lator International, Inc.                                                         --               238,300
   Advances toward pending acquisition                                                                 (155,492)               --
   Payments for furniture and equipment                                                                 (26,698)               --
   Payments for other assets                                                                            (16,422)               --
                                                                                                    -----------         -----------
                  Net cash provided by (used in) investing activities                                  (198,612)            238,300
                                                                                                    -----------         -----------

Cash Flows from Financing Activities:
   Net proceeds from issuance of common stock                                                           461,250                --
   Proceeds from exercise of stock options by officers and directors                                    237,500                 687
   Proceeds from loans payable                                                                          175,000                --
   Proceeds from convertible note                                                                       100,000                --
   Payment on loans payable                                                                             (25,000)               --
   Proceeds of loans from officers and shareholders                                                     173,035               2,800
                                                                                                    -----------         -----------
                  Net cash provided by financing activities                                           1,121,785               3,487
                                                                                                    -----------         -----------


Net Increase in Cash                                                                                     81,087              20,248

Cash, Beginning of year                                                                                  20,748                 500
                                                                                                    -----------         -----------

Cash, End of year                                                                                   $   101,835         $    20,748
                                                                                                    ===========         ===========


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                                                         $      --           $      --
                                                                                                    ===========         ===========

Supplemental Schedule of Non Cash Investing and Financing Activities:
   Year Ended December 31, 1999:
      Issuance of 48,000 shares of Series C Preferred Stock valued at $57,180

      Issuance of 10,000 shares of common stock to acquire the assets of Net Disc, Inc. valued at $630

                            REGENESIS HOLDINGS, INC.

                      YEARS ENDED DECEMBER 31, 1999 AND 1998



      Issuance of 1,925,000 shares of common stock to officers and directors in connection with their employment agreements, including amendments thereto, valued at $127,750.

      Excess of estimated fair market value of 950,000 shares of common stock over the aggregate selling price of $9,500.

      Issuance of 50,000 shares of common stock in payment of deferred consulting fees, valued at $2,500.

      Issuance of 27,500 shares of common stock in payment of employee salaries and wages, valued at $1,625.

      Issuance of 3,000 shares of common stock in payment of legal fees, valued at $210.

      Issuance of 24,712 shares of common stock in payment of loan fees and interest expense, valued at $1,730.

      Issuance of options to purchase 370,000 shares of common stock and and warrants to purchase 216,000 shares of common stock, valued at an aggregate of $13,892.

   Year Ended December 31, 1998:
      Accounts payable of $76,345 were forgiven by the assignees of the Lator
         Notes Receivable.

      Issuance of 30,000 shares of common stock in satisfaction of liabilities and payment of legal, professional and consulting fees.

                            REGENESIS HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

             In 1997, Regenesis Holdings, Inc. ("the Company") sold all of its existing operations, which consisted of Domino's Pizza franchises in Poland and Medical Centers located in Southeast Florida, and became a holding company, with no operating subsidiaries. In 1999, the Company acquired the assets of NetDisc, Inc. ("NetDisc") for the purpose of pursuing internet advertising opportunities, although to date, the Company has generated no revenues from such activities (see Note 2).

             The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended December 31, 1999 and 1998, the Company incurred losses of $1,677,520 and $436,213 respectively and had a working capital deficiency and a stockholders deficiency of $917,356 and $719,358, respectively, at December 31, 1999. These factors among others raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments relating to the outcome of this uncertainty.

         Liquidity and Plan of Operations

             As of December 31, 1999, the Company had cash of $101,835 and a working capital deficiency of $917,356.

             The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been from the cash generated through the private placement of equity and debt securities and from advances from its officers and directors. The Company is presently exploring possibilities with respect to expansion of its Net Disc operations and is attempting to acquire additional businesses (see Note 3) in order to eventually achieve profitable operations. However, there can be no assurance that the Company will be successful in achieving profitable operations or acquiring additional capital or that such capital, if available, will be on terms and conditions acceptable to the Company.

                            REGENESIS HOLDINGS, INC.

                           December 31, 1999 and 1998

         Use of Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates.

         Fair Value of Financial Statements

             Cash, accounts payable, accrued payroll, other current liabilities, loans payable, convertible demand loans and amounts due to officers and directors are reflected in the financial statements at fair value because of the short term maturity of these amounts.

         Concentration of Credit Risk

             Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. Cash is held in banks or other financial institutions and at times may exceed federally insured limits. The Company has not incurred any losses on its cash deposits and it does not believe its is exposed to any significant credit risk therefrom.

         Furniture and Equipment

             Furniture and equipment is stated at cost. Depreciation is provided on the straight line method at rates based upon the estimated useful lives of individual assets or classes of assets. Furniture and equipment are depreciated over 5 years.

             Expenditures for repairs and maintenance are expensed as incurred. Expenditures which materially increase values, or extend useful lives are capitalized.

         Other Assets

             Deferred consulting fees included in other assets are being amortized over the three year term of the related consulting agreement commencing on January 1, 2000.

                            REGENESIS HOLDINGS, INC.

                           December 31, 1999 and 1998

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Excess of Cost over Fair Value of Net Assets Acquired

             Excess of cost over fair value of net assets acquired is amortized on the straight line method over five years.

         Income Taxes

             The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based upon the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be reversed. The Company has incurred losses since its inception. Due to the uncertainty of the realization of the tax loss carryforward, the Company has established a 100% valuation allowance against the carryforward benefit.

         Net Loss Per Share of Common Stock

             The basic and diluted net loss per common share in the accompanying statements of operations are based upon the net loss divided by the weighted average number of shares outstanding during the periods presented. Diluted net loss per common share is the same as basic net loss per common share since the inclusion of all potentially dilutive common shares that would be issuable upon exercise of outstanding stock options and warrants would be anti-dilutive.

         Stock Option Plan

             The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's common stock at the date of grant over the amount the employee must pay to acquire the stock.

         SFAS No.123

             SFAS No. 123, "Accounting for Stock-Based Compensation" established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

                            REGENESIS HOLDINGS, INC.

                           December 31, 1999 and 1998

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         Reclassifications

             Certain reclassifications have been made in the 1998 financial statements to conform to the 1999 presentation.

NOTE 2.  ACQUISITION OF ASSETS OF NETDISC, INC

             On March 18, 1999, the Company acquired substantially all of the operating assets and business operations of NetDisc, Inc. ("NetDisc") for 10,000 shares of the Company's Common Stock. The Company assumed none of NetDisc's liabilities. The 10,000 shares of Common Stock were valued at a price of $.063 per share which represents the last publicly traded price of the Company's Common Stock on December 15, 1998, as quoted on the OTC Bulletin Board. The Company believes that the December 15, 1998, per share price reasonably reflects the estimated fair market value per share of the Company's Common Stock on the date of acquisition.

             As of the date of acquisition, NetDisc had minimal operations and minimal assets. Accordingly, the $630 value of the 10,000 shares of Common Stock issued to acquire the assets of NetDisc has been included in the accompanying balance sheet as excess of cost over fair market value of net assets acquired. Subsequent to the acquisition, the operations of NetDisc were merged into the Company.

NOTE 3.  PENDING ACQUISITION

             The Company has entered into a preliminary letter of intent (the "Preliminary LOI") to acquire all of the assets and assume certain liabilities of the entity formerly known as Red Ant Entertainment ("Red Ant").

             In accordance with the terms of the Preliminary LOI both the Company and the seller each loaned $75,000 to MCCC Acquisition, LLC ("MCCC") the owner of the assets and such funds were simultaneously advanced to Management West International, Inc. ("Management West") the entity that is managing the assets until the acquisition by the Company is completed. In addition, the Company advanced an additional $80,492 to Management West to cover a portion of their operating expenses for the period through December 31, 1999. The Company is continuing to advance funds to cover operating expenses and for the period from January 1, 2000 through March 31, 2000, advanced an aggregate of $140,000.

             Pursuant to the terms of the Preliminary LOI, the purchase price will be comprised of $300,000 of cash, 300,000 shares of restricted common stock of the Company, a three year warrant to purchase 100,000 shares of common stock of the Company at an exercise price of $3.00 per share, plus the liabilities assumed. The Company's $75,000 loan to MCCC will be forgiven. All operating advances made by the Company through the date of closing of the purchase will be considered as part of the purchase price for financial reporting purposes,

                            REGENESIS HOLDINGS, INC.

                           December 31, 1999 and 1998

             accordingly, such advances are being capitalized as advances toward pending acquisition in the accompanying financial statements. The acquisition will be accounted for under the purchase method of accounting. In the event the acquisition is not completed, any amounts capitalized and not refunded will be charged against operations.

NOTE 4.  FURNITURE AND EQUIPMENT

             A summary of furniture and equipment at December 31, 1999, is as follows:

              Furniture and equipment                                                                $  16,323
              Computers                                                                                 10,375
                                                                                                       -------
                                                                                                        26,698

              Less - accumulated depreciation                                                          ( 3,670)
                                                                                                       -------
                                                                                                     $  23,028

              Depreciation expense                                                                   $   3,670
                                                                                                       =======

NOTE 5.  OTHER ASSETS

             A summary of other assets at December 31, 1999, is as follows:

              Deposits                                                                               $  16,422
              Deferred consulting fees                                                                   2,500
                                                                                                     ---------
                                                                                                     $  18,922
                                                                                                     =========

NOTE 6.  LOANS PAYABLE

             On August 12, 1999 and December 30, 1999, the Company borrowed an aggregate of $100,000 from a third party, a principal of whom is also a shareholder of the Company. The loan is payable in full on or before July 1, 2000 and bears interest at 2% above the base rate of the Bank of England, compounded daily and all interest is payable at maturity.

             On October 13, 1999, the Company borrowed $75,000 from a third party. The principal balance of the loan and all accrued interest is payable in full on its extended due date of July 1, 2000. The unpaid principal balance on the loan as of December 31, 1999, was $50,000. The loan bears interest at 12% per annum and all interest is payable at maturity. In accordance with the terms of the loan agreement, the Company granted the lender an aggregate of 19,000 shares of the Company's common stock and further agreed to issue the lender an additional 2,500 shares of the Company's common stock for each seven day period beginning on December 16, 1999 through the date of final payment of all principal and accrued interest. For the year ended December 31, 1999, the Company issued and aggregate of 24,712 shares of common stock to the lender in accordance with the terms of the loan agreement, which were valued at $1,730. The value of the shares issued is included in interest expense in the accompanying financial statements. At May 31, 2000, the unpaid principal balance on the loan was $30,000.

                            REGENESIS HOLDINGS, INC.

                           December 31, 1999 and 1998

NOTE 7.  CONVERTIBLE LOAN

             On September 8, 1999, the Company borrowed $100,000 from a third party. The loan bears interest at the rate of 12% per annum and all interest is payable at maturity. The loan is payable in full within 60 days after receiving a notice of demand from the lender. At the option of the lender the loan is convertible into 75,000 shares of the Company's common stock at a per share price of $1.33. In connection with the loan the Company issued to the lender a two year warrant to purchase 20,000 shares of the Company's common stock at an exercise price of $2.50 per share and a one year option to purchase an additional 100,000 shares of the Company's common stock at a price to be determined by negotiation between the parties. The warrant and the option were valued at an aggregate of $2,333.

NOTE 8.  INCOME TAXES

           The difference between the Company's effective income tax rate and the federal statuary rate at December 31, 1999, is reconciled as follows:

                                                                                           1999
                                                                                           ----

          Federal benefit expected                                                        (34.0)%
          State taxes                                                                      (3.6)%
          Other permanent differences                                                       4.4 %
          Increase in valuation allowance                                                  33.2 %
                                                                                           ------
                                                                                            0.0%
                                                                                           ======


           Significant components of the Company's deferred tax assets and liabilities at December 31, 1999, are approximately as follows:

                                                                    1999
                                                                    ----

          Deferred Tax Assets

          Net operating losses                                   $2,698,000
          Other                                                     126,000
                                                                ------------
             Gross deferred tax asset                             2,824,000

          Less valuation allowance                               (2,824,000)
                                                                ------------
             Deferred tax asset                                  $        -
                                                                ============



             There were no deferred tax liabilities as of December 31, 1999.

             As of December 31, 1999, the Company had estimated net operating loss carryforwards of approximately $7,177,000 available to offset future taxable income. The net operating loss carryforwards expire through the year 2019. Under U.S. federal law, certain changes in ownership of the Company may cause a limitation on future utilization of these loss carryforwards.

             As of December 31, 1999, the Company had capital loss carryforwards of approximately $597,000, which expire in 2002.

                            REGENESIS HOLDINGS, INC.

                           December 31, 1999 and 1998

NOTE  9. STOCKHOLDERS' EQUITY

             On February 1, 1999, the Board of Directors of the Company and a majority of the stockholders filed an amendment to the Articles of Incorporation, which provided for an increase in the number of shares of common and preferred shares as follows: The maximum number of shares of all classes of stock which the Corporation is authorized to have outstanding at any one time is 110,000,000 shares, of which 10,000,000 shares shall be Preferred Stock, par value $.01 per share, issuable in one or more classes or series (the "Preferred Stock"), and 100,000,000 shares shall be Common Stock, par value $.01 per share (the "Common Stock"). All or any part of the Common Stock and Preferred Stock may be issued by the Corporation from time to time and for such consideration as the Board of Directors may determine.

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

             On February 1, 1999, the Board of Directors of the Company designated 300,000 shares of authorized Preferred Stock as Series C Preferred Stock with a par value of $.01 per share. The Series C Preferred Stock has equal voting rights with the Company's Common Stock; is convertible, at the option of the holder, into fifty shares of Common Stock for each share of Series C Preferred Stock; is redeemable at any time at the sole option of the Company at a redemption price to be negotiated by the parties; is entitled to dividends from time to time as determined in the sole discretion of the Company out of funds legally available for the payment of dividends; and is entitled to a liquidation preference of $.01 per share upon voluntary or involuntary dissolution or winding up of the Company. In connection with the conversion of 48,000 shares of Series C Preferred Stock into 900,000 shares of common stock, the Board of Directors of the Company redesignated the conversion price to 18.75 shares of common stock for each share of Series C Preferred Stock.

             On October 3, 1997, the Company established its 1997 Stock Option Plan ("the Plan"), which authorized the issuance of options to purchase a maximum of 1,000,000 shares of common stock. On November 1, 1999, the Plan was amended to authorize the issuance of options to purchase a maximum of 4,000,000 shares of common stock.

                            REGENESIS HOLDINGS, INC.

                           December 31, 1999 and 1998

NOTE 9.  STOCKHOLDERS' EQUITY, Continued

             The Plan authorizes the issuance of incentive stock options ("ISOS") as defined in Section 422A of the Internal Revenue Service Code of 1986 and non statutory options ("NSOS"). In addition, the Plan also allows for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the Plan Option with shares of common stock owned by the eligible person and receive a new Plan Option to purchase shares of common stock equal in number to the tendered shares.

             Any ISOS granted under the Plan must provide for an exercise price of at least 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any ISOS granted to an eligible person owning more than 10% of the Company's common stock must be at least 110% of such fair market value as determined on the date of the grant.

             The aggregate fair market value of the shares covered by the ISOS granted under the Plan that become exercisable by a Plan participant for the first time in any calendar year is subject to a $100,000 limitation. The exercise price of each NSO is determined by the Board of Directors or a committee thereof, in its discretion, provided that the exercise price of an NSO is not less than fair value on the date of the grant. The Board of Directors (or committee thereof), shall determine the term of the Options; provided, however, that in no event may an ISO be exercisable more than 10 years after the date of its grant and in the case of an ISO granted to an eligible employee owning more the 10% of the Company's common stock, no more than five years after the date of grant. Any option, which is granted, shall be vested and exercisable at such time as determined by the Board of Directors or a committee thereof.

             The per share purchase price of shares subject to Plan Options granted under the Plan may be adjusted in the event of certain changes in the Company's capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of Plan Options granted under the Plan.

             Prior to the establishment of the Plan as described above, the Company had two stock option plans that authorized the issuance of an aggregate of 17,500 common stock options. No options are outstanding under these Plans and there was no option activity under these plans during the years ended December 31, 1999 and 1998.

                            REGENESIS HOLDINGS, INC.

                           December 31, 1999 and 1998

NOTE 9.  STOCKHOLDERS' EQUITY, Continued

             A summary of the status of all options outstanding as of December
             31, 1999 and 1998 and changes during the year ended on that date are presented below:

                                             1999                                           1998
                                             ----                                           ----

                                                             Weighted                                         Weighted
                                     Option       Market      Average               Option        Market      Average
                                     Price        Price      Remaining               Price        Price      Remaining
                                    at Date      at Date       Term                 at Date      at Date        Term
                          Shares    of Grant     of Grant    in Years    Shares    of Grant      of Grant     in Years
                          ------    --------     --------    --------    ------    --------      --------     --------
        Balance at
           Beginning
           of  Year           -        -            -           -       70,369     $.01-$3.60  $3.25-$5.64       5.0

        Options
           Granted      1,000,000  $.25-$1.00   $.06-$.07       3.9         -          -             -           -


        Options
           Exercised    (950,000)     $.25         $.06         3.2    (68,702)       $.01         $3.25         4.6


        Options
           Forfeited          -        -            -           -       (1,667)      $3.60        $5.64          3.5

        Balance at
           End of
           Year          50,000      $1.00         $.07         1.8          -         -            -            -


        Options
           Exercisable
           At End of
           Year          50,000      $1.00         $.07         1.8          -         -            -            -


             The Company has adopted the disclosure only provisions of SFAS No.
             123. Accordingly, no compensation cost has been recognized for the issuance of stock options to employees.

             Had compensation cost for the Company's issuance of common stock options during the year ended December 31, 1999 been determined based upon the fair market value at the date of grant consistent with provisions of SFAS No 123, the Company's net loss and net loss per common share would have increased to the unaudited proforma amounts listed below.


              Net loss as reported                                                                $ (1,677,520)
              Proforma net loss, unaudited                                                        $ (1,724,609)
              Net loss per share                                                                  $ (      .42)
              Proforma net loss per share, unaudited                                              $ (      .43)

             The Company utilizes the Black-Scholes option pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the year ended December 31, 1999; dividends yield of 0%; expected average annual volatility of 150%; average annual risk free interest of 7.5%; and expected terms averaging 3.9 years.

                            REGENESIS HOLDINGS, INC.

                           December 31, 1999 and 1998

NOTE 9.  STOCKHOLDERS' EQUITY, Continued

             The proforma net loss and net loss per share for 1998 would not have been materially different from the historical net loss, since substantially all of the options previously granted had been vested and there were no options granted in 1998.

             On February 1, 1999, the Company sold 35,000 shares of Series C Preferred Stock to the Company's Chairman and received net proceeds of $350. Contemporaneously, the Chairman transferred 29,000 of his Series C Preferred Stock to certain officers of the Company. On February 3, 1999, the Company sold 13,000 of its Series C Preferred Stock in a private offering and received net proceeds of $130. The Chief Executive Officer and a director purchased 3,000 and 10,000 shares, respectively. All of the Series C Preferred Stock was subsequently converted into a total of 900,000 shares of common stock. Results of operations for the year ended December 31, 1999, includes a charge for compensation expense of $56,700 relating to the issuance of the 48,000 shares of Series C Preferred Stock.

             During the year ended December 31, 1999, the Company issued 1,736,417 shares of common stock in private placement transactions, at per share prices ranging from $.01 to $4.00, and received cash proceeds of $461,250. There were no private placement transactions for cash during the year ended December 31, 1998. In connection with the issuance of 950,000 of such shares of common stock to 29 investors for an aggregate purchase price of $9,500, 631,000 of such shares were issued to related parties for an aggregate purchase price of $6,310. Results of operations for the year ended December 31, 1999, includes a charge for compensation expense of $50,350 which represents the excess of the estimated fair market value of the 950,000 shares of common stock over the selling price of $9,500.

             During the year ended December 31, 1999, the Company issued 1,925,000 shares of common stock pursuant to the terms, including amendments thereto, of employment agreements with its senior management. Results of operations for the year ended December 31, 1999, includes a charge for compensation expense of $127,750 relating to the issuance of the 1,925,000 shares of common stock. The Company also issued an aggregate of 105,212 shares of common stock, valued at $6,065 in payment of deferred consulting fees, accrued payroll, legal fees and interest expense.

             In connection with the issuance of 48,000 shares of Series C Preferred Stock, which was converted into 900,000 shares of common stock, the sale of 950,000 shares of common stock to 29 investors, the grant of 1,925,000 shares of common stock to officers pursuant to their employment agreements and the issuance of 80,500 shares in payment of deferred consulting fees, accrued payroll and legal fees, the Company valued the aggregate 3,855,500 shares of common stock at an average price of $.062 per share. Each transaction was valued based upon the last publicly traded price of the Company's common stock nearest to the date of the transactions. The Company believes that the per share prices used to value each transaction reasonably reflects the estimated fair market value per share of the Company's common stock on the date of the transactions.

                            REGENESIS HOLDINGS, INC.

                           December 31, 1999 and 1998

             At December 31, 1999, the Company had reserved 4,420,000 shares of common stock for issuance pursuant to the terms of its stock option plan and other outstanding options and warrants.

NOTE 10. NOTES RECEIVABLE - LATOR INTERNATIONAL, INC.

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

             In 1998, the Company collected approximately $139,000 on the above described notes. In June 1998, the Company assigned the remaining notes to a third party for $100,000 and the assumption of certain liabilities approximating $76,000. The Company wrote off the remaining balance of approximately $38,000, which was recorded as a provision for doubtful accounts in the accompanying statement of operations for the year ended December 31, 1998.

NOTE 11. RELATED PARTY TRANSACTIONS

             During the year ended December 31, 1999, the Company incurred $12,075 of legal fees from the wife of the Chairman of the Board.

             During the year ended December 31, 1999, the Company incurred an aggregate of $47,657 of consulting fees and commissions payable to its Chief Executive Officer and President and its Chief Financial Officer and Treasurer of which $26,525 was incurred prior to their appointment as executive officers of the Company and $21,132 was incurred after their appointment as executive officers of the Company. The employment agreement for the Chief Financial Officer and Treasurer provided for the payment of $15,000 of fees for his assistance in raising capital for the Company.

                            REGENESIS HOLDINGS, INC.

                           December 31, 1999 and 1998

NOTE 11. RELATED PARTY TRANSACTIONS, Continued

             During the year ended December 31, 1999, the Company received working capital advances of $85,925 from the father of the Chairman of the Board, who together with his wife and entities controlled by such individuals are major shareholders of the Company. During 1999, the Company repaid $48,166 of such advances.

             On December 29, 1999, the Company entered into a three year consulting agreement with the father of the Chairman of the Board and an entity controlled by such individual (the "Consultant"), to provide general business services to the Company in exchange for an annual consulting fee of $75,000, payable in equal monthly installments of $6,250, plus a car allowance of $750 per month. As additional consideration for the agreement, the Company granted the Consultant 50,000 shares of the Company's common stock, valued at $2,500 which amount is included in other assets in the accompanying financial statements at December 31, 1999. In addition, the Consultant received a two year option to purchase 50,000 shares of the Company's common stock at an exercise price of $1.00 per share. The agreement further provides that the Company will provide the Consultant with a private office and office support services and will reimburse the Consultant for all expenses incurred in connection with his activities on behalf of the Company. (See Notes No. 9, 12 and 13 for additional information regarding related party transactions).

NOTE 12. COMMITMENTS AND CONTINGENCIES

         Litigation

             In December, 1998 the Company filed a Complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida entitled Shulman & Associates, Inc., Manny Shulman, Franklyn Weichselbaum, Mitchell Rubinson and Regenesis Holdings, Inc. v. Elizabeth Shwiff, Fincross, Ltd., Elpoint Corporation, Elpoint Co., L.L.C., Russian Securities Co., Gennady Yakovlev, Oleg Pavlioutchouk and Maxim Shishlyannikov, for defamation and liable in connection with certain information released about the Company.

             In a collateral action, the Company was named in a lawsuit involving several of the same parties in the United States District Court for the Northern District of California in the matter entitled Elpoint Co., L.L.C., et al v. Mitchell Rubinson, et al. Although the Company was named as a indispensable party, the allegations were in the nature of a shareholder derivative claim and no relief was sought against the Company by the plaintiffs.

             On May 19, 1999, a majority of the parties named in the aforementioned lawsuits, including another California state court action entitled Elpoint, L.L.C., et al v Mitchell Rubinson, et al. filed in the Superior Court, attended mediation which resulted in a settlement which required, among other things, the dismissal of all three lawsuits and the payment of an aggregate of $450,000 to the plaintiffs. The Company was not a named party in the California state court action. Additionally, the Company was not obligated to contribute financially to the settlement.

                            REGENESIS HOLDINGS, INC.

                           December 31, 1999 and 1998

NOTE 12. COMMITMENTS AND CONTINGENCIES, Continued

             Although, the Company did not attend the mediation, the Company was an intended beneficiary of the settlement. Mitchell Rubinson and Larry Rutstein, former officers of the Company, purportedly reserved certain indemnification rights against the Company as part of the settlement and notified the Company of such a reservation subsequent to their execution of the settlement agreement. The Company cannot opine upon the validity of such claims as no action has been filed against the Company in that regard. However, the Company believes the probability that Mssrs Rubinson and Rutstein could sustain a claim against the Company based upon the settlement agreement is remote, accordingly, no provision for any potential claims associated with these matters has been recorded in the accompanying financial statements. The Company would vigorously defend any such claims in the event they are filed.

             On December 16, 1999, the Judge presiding over the Superior Court of California state court action entered an order granting the plaintiff's motion to enforce the settlement under the California Code of Civil Procedure. Since the settlement agreement purports to resolve all of the aforementioned matters, the Company intends to dismiss the Florida lawsuit and obtain releases from the defendants.

         Operating Leases

             On May 10, 1999, the Company entered into a lease for its main office in Weston, Florida. The lease, which expired on August 10, 1999, required monthly payments of $4,000. Total rental expense for the year ended December 31, 1999 was $12,000.

             On May 12, 1999, the Company entered into an office service agreement for a New York office. The agreement, which expires on May 31, 2000, requires monthly payments of $4,626 and may be terminated by either party upon thirty days written notice. Upon expiration of the initial term of the agreement, there is an automatic extension for the same period of time as the initial term with an increase in the base rent of 8%. The terms of the agreement will remain the same as the initial term if extended. Total rental expense for the year ended December 31, 1999 was $35,240. In addition, the Company paid $11,347 for office support services related to the terms of the lease.

             The Company currently leases approximately 4,000 square feet of office space from an unaffiliated party pursuant to the terms of a 35 month lease expiring in May 2002. The monthly lease payment, including taxes, is $4,367. Total rental expense for the year ended December 31, 1999 was $21,869.

             In addition to the above amounts of rent expense the Company incurred $14,000 in connection with the sublease of office space.

             The Company leases an automobile for its Chairman of the Board of Directors pursuant to the terms of a three year lease expiring in June 2002. The monthly lease payment is $557.

                            REGENESIS HOLDINGS, INC.

                           December 31, 1999 and 1998

NOTE 12. COMMITMENTS AND CONTINGENCIES, Continued


             At December 31,1999, the Company's minimum payment requirements under all non-cancelable operating leases were as follows:

              Year Ending December 31,
              2000                                                $ 117,706
              2001                                                   87,418
              2002                                                   27,308
                                                                  ---------
              Total                                               $ 232,432
                                                                  =========


         Employment Agreements

             As of December 31, 1999, the Company had employment agreements with its four executive officers all of which, including amendments thereto, were entered into during the year ended December 31, 1999. The agreements, as amended, provide for annual salaries of approximately $560,000 through varying dates expiring from April 2001 through February 2004. In addition, pursuant to such agreements, the Company granted the executive officers 1,800,000 shares of common stock of the Company and options to purchase 950,000 shares of common stock of the Company, exercisable at $.25 per share. The agreements also provide for various fringe benefits and for compensation associated with raising equity or debt financing for the Company.

             On April 1, 1999, the Company entered into a three year employment agreement with a key employee in connection with its acquisition of the assets of NetDisc, Inc. The agreement provided for an annual salary of $125,000 plus fringe benefits and compensation associated with raising equity or debt financing for the Company. Pursuant to such agreement the Company granted the employee 100,000 shares of common stock of the Company and agreed to allow the employee to participate in the Company's stock option program. The employee resigned his position with the Company in October 1999, and the Company has made no payments to the employee under the terms of the contract since the date of his resignation.

             On October 21, 1999, the Company entered into a one year employment agreement with its Executive Vice President of entertainment / music development which provides for an annual salary of $78,000 plus fringe benefits. The employee was granted 25,000 shares of common stock and an option to purchase 50,000 shares of common stock at a per share price of $1.00 per share. On January 5, 2000, the agreement was amended to provide for an additional grant of 50,000 shares of common stock.

         Other

             In November 1999, the Company entered into an agreement with JW Genesis Capital Markets, Inc. ("JW Genesis"), whereby JW Genesis will act as a financial advisor to the Company and as its exclusive placement agent in connection with any proposed offering or private placement by the Company of any equity or debt securities.

                            REGENESIS HOLDINGS, INC.

                           December 31, 1999 and 1998

NOTE 12. COMMITMENTS AND CONTINGENCIES, Continued

             Pursuant to the terms of the agreement, JW Genesis will be paid a nonrefundable fee of $6,250 upon execution of the agreement and a monthly fee of $6,250 for each month following the date of execution of the agreement for a minimum period of three months. In addition, the Company issued to JW Genesis a five year warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $2.50 per share. JW Genesis will be paid an investment banking fee and will be fully reimbursed for all out-of-pocket expenses in connection with the completion of any securities offerings contemplated by the agreement. The warrant was recorded at its estimated fair market value of $11,558.

             As of December 31, 1999, other current liabilities in the accompanying balance sheet include $12,500 due to JW Genesis pursuant to the agreement.

             See Note No. 11 for the specific terms and conditions applicable to a three year consulting agreement with a related party requiring minimum annual payments of approximately $84,000 through December 2002.

NOTE 13. SUBSEQUENT EVENTS

             Subsequent to December 31, 1999, the Company sold 50,000 shares of common stock at a per share price of $2.00 and 50,000 shares of common stock at a per share price of $3.00 and received an aggregate of $250,000 of cash.

             From January 1, 2000 through April 27, 2000, the Company received approximately $284,000 of non interest bearing advances from certain of its officers and directors. Such advances have no specific repayment terms.

             In January 2000, the Company purchased the URL address Music 411.com from the father of the Chairman of the Board of Directors in exchange for 250,000 restricted shares of the Company's common stock which was valued at $ 12,500.

             In January 2000, the Company entered into three consulting agreements which provide for an aggregate of $20,000 per month in consulting fees and the issuance of an aggregate of 1,050,000 shares of common stock valued at $.05 per share. Based upon quoted prices between dealers the $.05 per share was considered to be equivalent to the estimated fair market value per share of the Company's common stock on the date of the transaction. The agreements are for a period of three years. The $52,500 value associated with the common stock will be recorded as deferred consulting fees and will be amortized over a period of three years commencing February 1, 2000.

             On January 20, 2000, the Company entered into an agreement to sell 200,000 shares of common stock at a price of $1.00 per share in a private placement transaction. The purchaser of the shares deposited the $200,000 purchase price with counsel for the Company until completion of the pending acquisition described in Note 3.

             On January 5, 2000, the Company granted options to three officers to purchase up to an aggregate of 800,000 shares of common stock at an exercise price of $.25 per share.

                                INDEX TO EXHIBITS
                                -----------------


Exhibits    Description of Documents
--------    ------------------------
6.2         URL Purchase Agreement by and between Regenesis Holdings, Inc. and Mel Adler , dated as of  January 25, 2000. (9)
10.1        Agreement on Transfer the Shares as Collateral dated May 23, 1997 by and between QPQ Corporation and
            International Fast Food Corporation. (4)
10.2        Stock Purchase Agreement dated as of September 3, 1997 by and between QPQ Corporation and Linde Group. (5)
10.3        Lease Agreement dated 5/12/99 by and between Omni offices, Inc. and Regenesis Holdings Inc. (3)
10.4        Lease Agreement dated 5/10/99 by and between Finance Team of America and Regenesis Holdings Inc. (3)
10.5        Employment Agreement dated 4/1/99 between Regenesis Holdings Inc. and Mitchell B. Sandler. (3)
10.6        Employment Agreement date as of 2/15/99 between Regenesis Holdings Inc. and Russell Adler. (3)
10.7        Employment Agreement dated 4/18/99 between Regenesis Holdings Inc. and Lawrence Gallo. (3)
10.8        Employment Agreement dated 4/18/99 between Regenesis Holdings Inc. and Joel F. Brownstein. (3)
10.9        Employment Agreement dated 4/18/99 between Regenesis Holdings Inc. and Mark Jelaso. (3)
10.10       Amendment to Employment Agreement dated 4/1/99 between Regenesis Holdings Inc. and Mitchell B. Sandler. (7)
10.11       Amendment to Employment Agreement date as of 2/15/99 between Regenesis Holdings Inc. and Russell Adler. (7)
10.12       Amendment to Employment Agreement dated 4/18/99 between Regenesis Holdings Inc. and Lawrence Gallo. (7)
10.13       Amendment to Employment Agreement dated 4/18/99 between Regenesis Holdings Inc. and Joel F. Brownstein. (7)
10.14       Consulting Agreement by and between Regenesis Holdings, Inc. and Ed Ruh (9)
10.15       Consulting Agreement by and between Regenesis Holdings, Inc. and Brandon Phillips (9)
10.16       Consulting Agreement by and between Regenesis Holdings, Inc. and Les Garland (9)
10.17       Consulting Agreement by and between Regenesis Holdings, Inc. and Mel Adler (9)
10.18       Amendment to Employment Agreement dated 1/05/00 between Regenesis Holdings Inc. and Gustavo Rodriquez. (9)
16.1        Accountant's letter date January 20, 1999 of Rachlin Cohen & Holtz, LLP (6)
16.2        Accountant's letter date January 20, 1999 of Moore Stephens Lovelace, P.A. (6)
16.3        Accountant's letter date February 28, 2000 of Rachlin Cohen & Holtz, LLP (8)
16.4        Accountant's letter date February  24, 2000 of Moore Stephens Lovelace, P.A. (8)
27          Financial Data Schedule. (9)
----------------------
(1)      Incorporated by reference to exhibits from the Company's Form 10-KSB Report, as amended, as filed with the Securities and Exchange Commission 6/10/98
(2)      Incorporated by reference as an exhibit to the Company's Form 8-k as filed with the Commission 2/18/99
(3)      Incorporated by reference to exhibits from the Company's Form 10-KSB Report, as amended, as filed with the Securities and Exchange Commission 8/02/99 and 7/14/99.
(4)      Incorporated by reference as an exhibit to the Company's Form 8-k as filed with the Commission 6/20/97.
(5)      Incorporated by reference as an exhibit to the Company's Form 8-k as filed with the Commission 9/18/97
(6)      Incorporated by reference as an exhibit to the Company's Form 8-k as filed with the Commission 1/20/99
(7)      Incorporated by reference as an exhibit to the Company's Form S-8 Registration Statement as filed with the Commission 12/20/99.
(8)      Incorporated by reference as an exhibit to the Company's Form 8-k as filed with the Commission 3/02/00.
(9)      Filed herewith.