Form 10QSB
period 2000-03-31
REGENESIS HOLDINGS INC
filed 2000-06-30
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X ]

The number of shares outstanding of the issuer's common stock, par value $.01 per share as of June 15, 2000 was 7,871,461

                           REGENESIS HOLDINGS, INC.

PART  I  FINANCIAL INFORMATION
------------------------------


         ITEM  1. FINANCIAL STATEMENTS



                     INDEX TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------


                                                                                                        PAGE
                                                                                                        ----
  Condensed Balance Sheets at March 31, 2000 and December 31, 1999                                       3

  Condensed Statements of Operations for the three months ended March 31, 2000 and 1999                  4

  Condensed Statements of Changes in Stockholders' Equity for three months ended March 31, 2000          5

  Condensed Statements of Cash Flows for the three months ended March 31, 2000 and 1999                6 - 7

  Notes to Condensed Financial Statements                                                              8 - 16



          ITEM  2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                            17-20


PART  II  OTHER INFORMATION                                                                            21-23
---------------------------

SIGNATURES                                                                                               24

                            REGENESIS HOLDINGS, INC.

                            CONDENSED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS


                                                                             March 31,     December 31,
                                                                               2000           1999
                                                                               ----           ----

CURRENT ASSETS
--------------
   Cash                                                                    $     65,452    $    101,835
                                                                           ------------    ------------

        Total Current Assets                                                     65,452         101,835

   Furniture, equipment & leashold inprovements, net of accumulated
      depreciation and amortization of $5,380 and $3,670 respectively            22,364          23,028
   Other assets, net                                                             83,376          18,922
   Advances toward pending acquisition                                          295,492         155,492
   Excess of cost over fair value of net assets acquired,
      net of accumulation amortization of $106 and
      $74, respectively                                                             525             556
                                                                           ------------    ------------
        Total  Assets                                                      $    467,209    $    299,833
                                                                           ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

CURRENT LIABILITIES
   Accounts payable                                                        $     65,696    $     81,495
   Accrued payroll                                                              511,926         402,168
   Due to officers and stockholders                                             358,975         175,835
   Other current liabilities                                                    154,680         109,693
   Loans Payable                                                                130,000         150,000
   Convertible demand loan                                                      100,000         100,000
                                                                           ------------    ------------
         Total Current Liabilities                                            1,321,277       1,019,191
                                                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:

   Preferred Stock, $.01 par value, 10,000,000 shares
      authorized; none issued and outstanding                                        --              --
   Common Stock, $.01 par value, 100,000,000 shares
      authorized; 7,871,461 and 6,388,974 shares issued
      and outstanding, respectively                                              78,715          63,890

   Additional paid-in capital                                                13,683,129      13,369,831
   Accumulated deficit                                                      (14,615,912)    (14,153,079)
                                                                           ------------    ------------
         Total Stockholders' Deficiency                                        (854,068)       (719,358)
                                                                           ------------    ------------

         Total Liabilities and Stockholders' Deficiency                    $    467,209    $    299,833
                                                                           ============    ============


                             See Accompanying Notes

                            REGENESIS HOLDINGS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                        2000           1999
                                                                    -----------    -----------
                                                                                     (Note 1)
Revenue                                                             $        --    $        --
                                                                    -----------    -----------

Operating expenses:
   Salaries and wages including related taxes                           194,618        115,158
   Consulting fees                                                       73,500         62,285
   Legal and professional                                                62,456          4,050
   Travel                                                                41,697         16,117
   Rent                                                                  28,943          8,800
   Office expense                                                        18,319          1,751
   Depreciation and amortization                                          5,575          1,095
   Marketing and promotion                                                2,875         97,000
   Other general and administrative expenses                             26,475         10,308
                                                                    -----------    -----------
      Total operating expenses                                          454,458        316,564
                                                                    -----------    -----------

Operating Loss                                                         (454,458)      (316,564)

Other Expenses:
   Interest expense                                                      (8,375)            --
                                                                    -----------    -----------
       Total other expenses, net                                         (8,375)            --
                                                                    -----------    -----------



Net Loss                                                            $  (462,833)   $  (316,564)
                                                                    ===========    ===========



Basic and Diluted Net Loss per Common Share                         $     (0.06)   $     (0.16)
                                                                    ===========    ===========

Weighted Average Common Shares Outstanding                            7,404,038      2,033,395
                                                                    ===========    ===========

                             See Accompanying Notes

                            REGENESIS HOLDINGS, INC.

             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)



                                                                Preferred Stock            Common Stock           Additional
                                                               -----------------           ------------             Paid-In
                                                                Shares     Amount       Shares        Amount        Capital
                                                                ------     ------       ------        ------        -------
Balances, December 1999                                           --         --      6,388,974   $     63,890   $ 13,369,831

Issuance of common shares in private placement transactions       --         --        100,000          1,000        249,000
Issuance of common shares to officer pursuant to the
   amendment of an employment agreement                           --         --         50,000            500          2,000
Issuance of common shares in payment of deferred consulting fees  --         --      1,050,000         10,500         42,000
Issuance of common shares to acquire Internet Domain name         --         --        250,000          2,500         10,000
Issuance of warrants to purchase common stock                     --         --             --             --          8,999
Issuance of common shares in payment of expenses                  --         --         32,487            325          1,299

Net Loss                                                          --         --             --             --             --
                                                                 ---        ---   ------------   ------------   ------------

Balances, March 31, 2000                                          --        $--      7,871,461   $     78,715   $ 13,683,129
                                                                 ===        ===   ============   ============   ============

(RESTUBBED TABLE)
                                                                               Accumulated
                                                                                 Deficit          Total
                                                                                 -------          -----
Balances, December 1999                                                       $(14,153,079)   $   (719,358)

Issuance of common shares in private placement transactions                             --         250,000
Issuance of common shares to officer pursuant to the
   amendment of an employment agreement                                                 --           2,500
Issuance of common shares in payment of deferred consulting fees                        --          52,500
Issuance of common shares to acquire Internet Domain name                               --          12,500
Issuance of warrants to purchase common stock                                           --           8,999
Issuance of common shares in payment of expenses                                        --           1,624

Net Loss                                                                          (462,833)       (462,833)
                                                                              ------------    ------------

Balances, March 31, 2000                                                      $(14,615,912)   $   (854,068)
                                                                              ============    ============

                             See Accompanying Notes

                            REGENESIS HOLDINGS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                                                      2000         1999
                                                                                                   ---------    ---------
                                                                                                                 (Note 1)
Cash Flows from Operating Activities:
   Net loss                                                                                        $(462,833)   $(316,564)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                                                                 5,575        1,095
         Expenses paid by issuance of common stock, options and warrants                               9,835      125,950
         Changes in operating assets and liabilities:
            Accounts payable, accrued expenses, and other current liabilities                        138,946       92,465
                                                                                                   ---------    ---------
                  Net cash used in operating activities                                             (308,477)     (97,054)
                                                                                                   ---------    ---------

Cash Flows from Investing Activities:
   Advances toward pending acquisition                                                              (140,000)          --
   Purchase of equipment                                                                              (1,046)     (10,950)
   Advances to officers and stockholders                                                                  --       (9,444)
                                                                                                   ---------    ---------
                  Net cash used in investing activities                                             (141,046)     (20,394)
                                                                                                   ---------    ---------

Cash Flows from Financing Activities:
   Net proceeds from issuance of common stock                                                        250,000      100,000
   Repayment of loans payable                                                                        (20,000)          --
   Proceeds of loans from officers and stockholders                                                  214,150           --
   Repayment of loans to officers and stockholders                                                   (31,010)      (2,800)
                                                                                                   ---------    ---------
                  Net cash provided by financing activities                                          413,140       97,200
                                                                                                   ---------    ---------


Net Decrease in Cash                                                                                 (36,383)     (20,248)

Cash, Beginning of period                                                                            101,835       20,748
                                                                                                   ---------    ---------

Cash, End of period                                                                                $  65,452    $     500
                                                                                                   =========    =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest:                                                       $      --    $      --
                                                                                                   =========    =========

Supplemental Schedule of Non Cash Investing and Financing Activities:
   Three Months Ended March 31, 2000:

      Issuance of 250,000 shares of common stock to acquire the URL address
         Music 411.com, valued at $12,500

      Issuance of an aggregate of 1,050,000 shares of common stock in connection with three consulting agreements, valued at $52,500

                             See Accompanying Notes

                                REGENESIS HOLDINGS, INC.

                       THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                      (Unaudited)



      Issuance of an aggregate of 50,000 shares of common stock in in connection with the amendment of an employment agreement with.
        an officer, valued at $2,500.

   Three Months Ended March 31, 1999:

      Issuance of 10,000 shares of common stock to acquire the assets of NetDisc, Inc., valued at $630.

      Issuance of 48,000 shares of Series C Preferred Stock valued at $57,180, subsequently converted into 900,000 shares of common stock.

      Excess of estimated fair market value of 950,000 shares of common stock over the aggregate selling price of $9,500.

      Issuance of 300,000 shares of common stock to an officer and director in connection with his employment agreement, valued at $18,900.





















                             See Accompanying Notes

                            REGENESIS HOLDINGS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)



NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         Basis of Presentation

             In 1997, Regenesis Holdings, Inc. ("the Company") sold all of its existing operations, which consisted of Domino's Pizza franchises in Poland and Medical Centers located in Southeast Florida, and became a holding company, with no operating subsidiaries. In 1999, the Company acquired the assets of NetDisc, Inc. ("NetDisc") for the purpose of pursuing internet advertising opportunities, although to date, the Company has generated no revenues from such activities.

             The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

             The accompanying unaudited condensed financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited condensed financial statements should read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1999, of Regenesis Holdings, Inc. ("the Company"), as filed with the Securities and Exchange Commission. The December 31, 1999 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

             In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

             The report of the Company's independent certified public accountants on their audit of the Company's December 31, 1999, financial statements contained uncertainties relating to the Company's ability to continue as a going concern. As shown in the accompanying financial statements the Company incurred a loss of $462,833 for the three months ended March 31, 2000, and had a working capital deficiency and a stockholders' deficiency of $1,255,825 and $854,068, respectively, at March 31, 2000. These factors among others raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments relating to the outcome of this uncertainty.

                            REGENESIS HOLDINGS, INC.

                                 MARCH 31, 2000
                                   (Unaudited)

         Liquidity and Plan of Operations

             As of March 31, 2000, the Company had cash of $65,452 and a working capital deficiency of $1,255,825.

             The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been from the cash generated through the private placement of equity and debt securities and from advances from its officers and directors. The Company is presently exploring possibilities with respect to expansion of its Net Disc operations and is attempting to acquire additional businesses, (see Note 2) in order to eventually achieve profitable operations. However, there can be no assurance that the Company will be successful in achieving profitable operations or acquiring additional capital or that such capital, if available, will be on terms and conditions acceptable to the Company.


         Reclassifications

             Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.

         Restatement of March 31, 1999

             Results of operations for the three months ended March 31, 1999, have been restated to include the adjustments as outlined below:

             Net loss as previously reported                                      $( 147,996)
             Accrual of unpaid salaries and wages including
                related taxes                                                      (  37,968)
             Compensation and consulting expense associated
                with the sale of 950,000 shares of common stock                    (  50,350)
             Compensation expense associated with the issuance
                of 48,000 shares of Series C Preferred Stock                       (  56,700)
             Compensation expense associated with the issuance
                of 300,000 shares of common stock to the Chairman
                of the Board of Directors in connection with his
                employment agreement                                               (  18,900)
             Other                                                                 (   4,650)
                                                                                  ----------

             Net loss as restated                                                 $( 316,564)
                                                                                  ==========

             In connection with the sale of 950,000 shares of common stock to 29 investors, the issuance of 48,000 shares of Series C Preferred Stock, which was converted into 900,000 shares of common stock and the grant of 300,000 shares of common stock pursuant to an employment agreement, the Company valued the aggregate 2,150,000 shares of common stock at $.063 per

                            REGENESIS HOLDINGS, INC.

                                 MARCH 31, 2000
                                   (Unaudited)

             share which was equivalent to the last publicly traded price of the Company's common stock prior to the dates of issuance of the 2,150,000 shares. Results of operations for the three months ended March 31, 1999, includes a charge for compensation and consulting expense aggregating $125,950 which represents the excess of the estimated fair market value of the 2,150,000 shares of Common Stock over the selling price of $9,500. The Company believes that the per share used to value the transactions reasonably reflects the estimated fair market value per share of the Company's common stock on the date of the transactions.

         Other Assets

             Deferred consulting fees included in other assets are being amortized over the three year term of the related consulting agreements commencing on January 1, 2000.

         Net Loss Per Share of Common Stock

             The basic and diluted net loss per common share in the accompanying condensed statements of operations are based upon the net loss divided by the weighted average number of shares outstanding during the periods presented. Diluted net loss per common share is the same as basic net loss per common share since the inclusion of all potentially dilutive common shares that would be issuable upon exercise of outstanding stock options and warrants would be anti-dilutive.


NOTE 2.  PENDING ACQUISITION

             The Company has entered into a preliminary letter of intent (the "Preliminary LOI") to acquire all of the assets and assume certain liabilities of the entity formerly known as Red Ant Entertainment ("Red Ant").

             In accordance with the terms of the Preliminary LOI both the Company and the seller each loaned $75,000 to MCCC Acquisition, LLC ("MCCC") the owner of the assets and such funds were simultaneously advanced to Management West International, Inc. ("Management West") the entity that is managing the assets until the acquisition by the Company is completed. In addition, through March 31, 2000, the Company has advanced $220,492 to Management West to cover a portion of their operating expenses for the periods through March 31, 2000. The Company is continuing to advance funds to cover operating expenses and for the period from April 1, 2000 through June 21, 2000, advanced an aggregate of approximately $226,000.

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

                                 MARCH 31, 2000
                                   (Unaudited)

             accordingly, such advances are being capitalized as advances toward pending acquisition in the accompanying financial statements. The acquisition will be accounted for under the purchase method of accounting. In the event the acquisition is not completed, any amounts capitalized and not refunded will be charged against operations.


NOTE 3.  OTHER ASSETS

             A summary of other assets at March 31, 2000, is as follows:

              Deposits                                                $  16,422
              Internet Domain                                            12,500
              Deferred consulting fees                                   58,288
                                                                      ---------
              Less - accumulated amortization                            (3,834)
                                                                      ---------
                                                                      $  83,376
                                                                      =========

NOTE 4.  LOANS PAYABLE

             On August 12, 1999 and December 30, 1999, the Company borrowed an aggregate of $100,000 from a third party, a principal of whom is also a shareholder of the Company. The loan is payable in full on or before July 1, 2000 and bears interest at 2% above the base rate of the Bank of England, compounded daily and all interest is payable at maturity.

             On October 31, 1999, the Company borrowed $75,000 from a third party. The loan was payable in full on its extended due date of April 14, 2000. The unpaid principal balance on the loan as of March 31, 2000, was $50,000. The loan bears interest at 12% per annum and all interest is payable at maturity. In accordance with the terms of the loan agreement, the Company granted the lender an aggregate of 19,000 shares of the Company's common stock and further agreed to issue the lender an additional 2,500 shares of the Company's common stock for each seven day period beginning on December 16, 1999 through the date of final payment of all principal and accrued interest. For the three months ended March 31, 2000, the Company issued and aggregate of 32,487 shares of common stock to the lender in accordance with the terms of the loan agreement, which were valued at $1,624. The value of the shares issued is included in interest expense in the accompanying financial statements. At May 31, 2000, the unpaid principal balance on the loan was $30,000.


NOTE 5.  CONVERTIBLE LOAN

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

                            REGENESIS HOLDINGS, INC.

                                 MARCH 31, 2000
                                   (Unaudited)

             shares of the Company's common stock at a price to be determined by negotiation between the parties. The warrant and the option were valued at an aggregate of $2,333.


NOTE 6 . RELATED PARTY TRANSACTIONS

             At March 31, 2000, the Company was indebted to officers and stockholders for an aggregate of $358,975 which represent non interest bearing advances with no specific repayment terms. During the three months ended March 31, 2000, the Company received an aggregate of $214,150 of advances from such individuals and made payments to such individuals aggregating $31,010.

             For the period from April 1, 2000 through June 21, 2000, the Company received an aggregate of $254,958 of additional advances from such individuals.

             See note 8 for additional information regarding related party transactions.


NOTE  7. STOCKHOLDERS' EQUITY

             During the three months ended March 31, 2000, the Company sold 50,000 shares of common stock at a per share price of $2.00 and 50,000 shares of common stock at a per share price of $3.00 and received an aggregate of $250,000 of cash.

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

             On January 5, 2000 the Company granted 50,000 shares of Common Stock to its Executive Vice President of Entertainment / Music Development in connection with a one year extension of his employment agreement. The shares were recorded at their estimated fair market value of $2,500.

             In January 2000, the Company entered into three consulting agreements which provide for an aggregate of $20,000 per month in consulting fees and the issuance of an aggregate of 1,050,000 shares of common stock valued at $.05 per share. Based upon quoted prices between dealers the $.05 per share was considered to be equivalent to the estimated fair market value per share of the Company's common stock on the date of the transaction. The agreements are for a period of three years. The $52,500 value associated with the common stock was recorded as deferred consulting fees and is being amortized over a period of three years commencing February 1, 2000.

             On January 20, 2000, the Company entered into an agreement to sell 200,000 shares of common stock at a price of $1.00 per share in a private placement transaction. The purchaser

                            REGENESIS HOLDINGS, INC.

                                 MARCH 31, 2000
                                   (Unaudited)

             of the shares deposited the $200,000 purchase price with counsel for the Company until completion of the pending acquisition described in Note 2. No amounts will be recorded in the financial statements until receipt of the cash proceeds.

             See Notes 5 and 8 for information regarding options and warrants issued in connection with outstanding loan and consulting agreements.

             At March 31, 2000, the Company had reserved 4,636,000 shares of common stock for issuance pursuant to the terms of its stock option plan and other outstanding options and warrants.

             The Company's Stock Option Plan (the "Plan") provides for the issuance of options to purchase a maximum of 4,000,000 shares of common stock.


             A summary of the status of all options outstanding under the Plan as of March 31, 2000, and changes during the three months ended March 31, 2000, are presented below:

                                                                                  Weighted
                                               Option             Market          Average
                                                Price              Price          Remaining
                                               at Date            at Date           Term
                                   Shares     of Grant           of Grant         in Years
                                   ------     --------           --------         --------
        Balance at
           Beginning
           of Period               50,000         $1.00            $.07              1.8
        Options
           Granted                800,000          $.25            $.05              3.4
        Options
           Exercised                    -             -               -                -
        Options
           Forfeited                    -             -               -                -
        Balance at
           End of
           Period                 850,000    $.25-$1.00            $.05              3.3
        Options
           Exercisable
           At End of
           Period                 850,000    $.25-$1.00            $.05              3.3


NOTE 8.  COMMITMENTS AND CONTINGENCIES

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

                            REGENESIS HOLDINGS, INC.

                                 MARCH 31, 2000
                                   (Unaudited)


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

         Operating Leases

             The Company leases office space in Miami, Florida and New York City pursuant to the terms of the lease agreement expiring in May 2001 and a month to month agreement which expired by its original terms in May 2000.


             At March 31, 2000, the Company's minimum payment requirements under all non-cancelable operating leases were as follows:

              Twelve Months Ending March 31,

              2001                                                 $  116,728
              2002                                                     73,024
              2003                                                     11,256
                                                                   ----------
              Total                                                $  201,008
                                                                   ==========

                            REGENESIS HOLDINGS, INC.

                                 MARCH 31, 2000
                                   (Unaudited)



         Employment Agreements

             As of March 31, 2000, the Company had employment agreements with its four executive officers all of which, including amendments thereto, were entered into during the year ended December 31, 1999. The agreements, expire from April 2001 through February 2004. The agreements also provide for various fringe benefits and for compensation associated with raising equity or debt financing for the Company, as well as participation in the Stock Option Plan.

             At March 31, 2000, annual salary requirements under these contracts were as follows:

              Twelve Months Ending March 31,

              2001                                                 $  638,400
              2002                                                    309,650
              2003                                                    128,700
                                                                   ----------
              Total                                                $1,076,750
                                                                   ==========


         Other

             In November 1999, the Company entered into an agreement with JW Genesis Capital Markets, Inc. ("JW Genesis"), whereby JW Genesis will act as a financial advisor to the Company and as its exclusive placement agent in connection with any proposed offering or private placement by the Company of any equity or debt securities. Pursuant to the terms of the agreement, JW Genesis will be paid a nonrefundable fee of $6,250 upon execution of the agreement and a monthly fee of $6,250 for each month following the date of execution of the agreement for a minimum period of three months. In addition, the Company issued to JW Genesis a five year warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $2.50 per share. JW Genesis will be paid an investment banking fee and will be fully reimbursed for all out-of-pocket expenses in connection with the completion of any securities offerings contemplated by the agreement. The warrant was recorded at its estimated fair market valued of $11,558.

             As of March 31, 2000, other current liabilities in the accompanying balance sheet include $25,000 due to JW Genesis pursuant to the agreement.

             On March 7, 2000, the Company entered into a three year consulting agreement with a financial public relations firm which provides for a monthly fee of $3,000, $5,000 and $7,000 in years one through three, respectively. In addition, the agreement provides for the issuance of three Common Stock Purchase Warrants to purchase an aggregate of 216,000 shares of common stock. Each warrant is exercisable for a period of five years and a warrant to purchase 72,000 shares is immediately exercisable at an exercise price of $2.50 per share; a warrant to purchase 72,000 shares is exercisable in one year at an exercise price of $5.00 per share; and a warrant to purchase 72,000 shares is exercisable in two years at an exercise price of $7.50 per share. The agreement may be terminated by either party on the first or second anniversary date of the

                            REGENESIS HOLDINGS, INC.

                                 MARCH 31, 2000
                                   (Unaudited)

             contract and warrants not exercisable as of the termination date are forfeited. The warrants were recorded at their estimated fair market value of $8,999.

             At March 31, 2000, the Company was party to four additional consulting agreements all of which are for terms of three years. One of the agreements is with the father of the Chairman of the Board and an entity controlled by such individual (the "Consultant") to provide general business services to the Company in exchange for an annual consulting fee of $75,000 payable in equal monthly installments of $6,250 plus a car allowance of 750 per month. The agreement further provides that the Company will provide the Consultant with a private office and office support services and will reimburse the Consultant for all expenses incurred in connection with his activities on behalf of the Company.


             At March 31, 2000, the Company's minimum annual payment requirements under these agreements were as follows:

              Twelve Months Ending March 31,

              2001                                                   $   306,250
              2002                                                       371,000
              2003                                                       395,000
              2004                                                        52,750
                                                                     -----------
              Total                                                  $ 1,125,000
                                                                     ===========

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         Forward-Looking Statements

             The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Report are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will depend on business, financial, and other factors beyond the Company's control, including, among others, prevailing changes in consumer preferences. There can be no assurance that the Company will continue to be successful in implementing its business strategy. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Words used in this Report such as "expects," "believes," "estimates" and "anticipates" and variations of such words and similar expressions are intended to identify such forward-looking statements.

             The following should be read in conjunction with the Financial Statements of the Company and the notes thereto included elsewhere in this report on Form 10-QSB, as well as the information contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on June 23, 2000.


         General

             The report of the Company's independent certified public accountants on their audit of the Company's December 31, 1999, financial statements contained uncertainties relating to the Company's ability to continue as a going concern. As shown in the accompanying financial statements the Company incurred a loss of $462,833 for the three months ended March 31, 2000, and had a working capital deficiency and a stockholders' deficiency of $1,255,825 and $854,068, respectively, at March 31, 2000. These factors among others raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments relating to the outcome of this uncertainty.

             As of March 31, 2000, the Company had cash of $65,452 and a working capital deficiency of $1,255,825.

             The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been from the cash generated through the private placement of equity and debt securities and from advances from its officers and directors. The Company is presently exploring possibilities with respect to expansion of its Net Disc operations and is attempting to acquire additional businesses in order to eventually achieve profitable operations. However, there can be no assurance that the Company will be successful in achieving profitable operations or acquiring additional capital or that such capital, if available, will be on terms and conditions acceptable to the Company.

             In the three months ended March 31, 1999, the Company acquired the assets of NetDisc, Inc. ("NetDisc") for the purpose of pursuing Internet advertising opportunities, although to date, the Company has generated no revenues from such activities. In addition, during 1999, the Company entered into a preliminary letter of intent (the "Preliminary LOI") to acquire all of the assets and assume certain liabilities of the entity formerly known as Red Ant Entertainment ("Red Ant").

             On December 15, 1998, the Company's common stock was delisted from the OTC Bulletin Board for failure to comply with Rule 15c-211 and has not traded publicly since that date.


         Results of Operations

             For the three months ended March 31, 2000 and 1999 the Company generated no revenues, and incurred net losses of $462,833 and $316,564, respectively.

             Operating expenses for the three months ended March 31, 2000 and 1999 aggregated $454,458 and $316,564, respectively and were comprised as follows:


                                                                          2000                     1999
                                                                          ----                     ----
             Salaries and wages including related taxes                $ 194,618                 $ 115,158
             Legal and professional                                       62,456                     4,050
             Marketing and promotion                                       2,875                    97,000
             Travel                                                       41,697                    16,117
             Consulting fees                                              73,500                    62,285
             Rent                                                         28,943                     8,800
             Office expense                                               18,319                     1,751
             Depreciation and amortization                                 5,575                     1,095
             Other general and administrative                             26,475                    10,308
                                                                       ---------                 ---------
                                                                       $ 454,458                 $ 316,564
                                                                       =========                 =========

             Salaries and wages including related taxes increased $79,460 in the three months ended March 31, 2000, as a result of employment of five executive officers, as well as employment of administrative and support staff some of which were not employed by the Company during the three months ended March 31, 1999.

             Legal and professional fees increased $58,406 in 2000 when compared to 1999 as a result of an increase legal fees of $21,643 and an increase in accounting fees of $36,763. The increase in legal fees is primarily due to a higher level of corporate activity in 2000 as compared to 1999, including legal expenses associated with the pending acquisition. The increase in accounting fees is primarily due to the expenses associated with the engagement of outside professionals to assist the Company in preparing its financial statements.

             The $97,200 of marketing and promotion costs in 1999, relates to the initial marketing launch of the Company's NetDisc products, including the cost of producing the CD Rom discs.

             Travel expense increased by $25,580 in 2000 as a result of the travel costs associated with the raising of capital, as well as the pursuit of potential acquisitions, including the pending acquisition and the continuing marketing and promotion of the NetDisc CD Rom product.

             Consulting fees of $73,500 in 2000 consist of $58,000 related to the pending acquisition and $15,500 of investment banking and public relations expenses relating to pursuit of additional capital for the Company. Consulting fees of $62,285 in 1999 consist of $48,760 of compensation expense associated with the issuance of common stock to various individuals in exchange for services performed, as well as $13,525 of consulting fees paid in connection with general corporate matters.

             Rent expense in 2000 aggregated $28,943 and related to the opening of corporate offices in Miami, Florida and New York City. The $8,800 in 1999 related to sub lease costs for temporary office space.

             Office expenses increased by $16,568 as a result of the opening of corporate offices in Miami, Florida and New York City and the overall increase in administrative activity in 2000 as compared to 1999.

             Depreciation and amortization aggregated $5,575 in 2000, due to the acquisition of a total of approximately $27,000 of furniture and equipment for the year ended December 31, 1999, a substantial portion of which was acquired after March 31, 1999, as well as the amortization of the excess of costs over the fair value of net assets acquired associated with NetDisc and the amortization of deferred consulting fees incurred in late 1999 and the three months ended March 31, 2000.

             Other general administrative expenses increased by $16,167 in 2000 due to an overall increase in general corporate activity, as well as the opening of corporate offices in Miami, Florida and New York City.

             Interest expense in 2000 aggregated $8,375 resulting from $275,000 of borrowings during the second half of 1999. There were no borrowings during the three months ended March 31, 1999.

         Liquidity and Capital Resources

             For the three months ended March 31, 2000 and 1999, net cash used in operating activities was $308,477 and $97,054, respectively. The increase of $211,423 was primarily attributable to additional expenses relating to the employment of executive officers and support staff, as well as the opening of corporate offices in Miami, Florida and New York City.

             Net cash used in investing activities for the three months ended March 31, 2000 was $141,046, which was attributable to $140,000 of advances in connection with a pending acquisition along with an aggregate $1,046 relating to payments for furniture and equipment. In 1999, net cash used in investing activities of $20,394, was attributable to $10,950 relating to payments for furniture and equipment and $9,444 attributable to advances to officers and stockholders.

             For the period from April 1, 2000 through June 21, 2000, the Company advanced an additional $226,000 in connection with its pending acquisition.

             Net cash provided by financing activities for the three months ended March 31, 2000 was $413,140 which was comprised of an aggregate of $250,000 relating to the sale of common stock in private placements and $214,150 of loans from officers and stockholders. During the three months ended March 31, 2000, the Company made principal payments of $20,000 on outstanding loans payable and repaid $31,010 of advances to officers and stockholders. Net cash provided by financing activities for 1999 was $97,200, which was primarily attributable to proceeds received from the sale of common stock of $100,000, net of $2,800 in repayment of advances to officers and stockholders.

             For the period from April 1, 2000 through June 21, 2000, the Company received an aggregate of $ 254,958 of additional advances from officers and stockholders.

             As of March 31, 2000, the Company had cash of $65,452 and a working capital deficiency of $1,255,825.

             The Company's ability to meet its future obligations in relation to the orderly payment of its recurring obligations on a current basis is totally dependent on its ability to generate revenues from its NetDisc operations, as well as complete its pending acquisition of the assets of the entity formerly known as Red Ant Entertainment and attain a profitable level of operations. Since the Company has no current source of liquidity, the Company is unable to predict how long it may be able to survive without a significant infusion of capital from outside sources and it is further unable to predict whether such capital infusion, if available, will be on terms and conditions favorable to the Company.

PART  II OTHER INFORMATION
--------------------------


         ITEM  1. LEGAL PROCEEDINGS

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


         ITEM  2. CHANGES IN SECURITIES

             On January 5, 2000, the Company granted options to three officers to purchase an aggregate of 800,000 shares of common stock at an exercise price of $0.25 per share. Inasmuch as the purchasers were officers of the Company and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

             On January 5, 2000, the Company issued 50,000 shares of common stock to Gustavo Rodriquez (Vice President of Entertainment/Music Development) in connection with a one year extension of his employment agreement. Inasmuch as the purchaser was an officer and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

             On January 20, 2000, the Company agreed to sell 200,000 shares of common stock for a purchase price of $200,000 to Edward McCabe. The purchaser deposited the $200,000 purchase price with counsel for the Company until completion of the acquisition of the assets of the entity formerly known as Red Ant Entertainment. Inasmuch as the purchaser was an accredited investor and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

             On January 25, 2000, the Company issued 250,000 shares of common stock to Mel Adler, the father of the Chairman of the Board of Directors, in connection with the purchase of the URL address Music 411.com. Inasmuch as the purchaser had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

             On January 28, 2000, the Company issued 500,000 shares of common stock to Les Garland in connection with the terms of his three year consulting agreement. Inasmuch as the purchaser was an accredited investor and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

             On January 28, 2000, the Company issued 500,000 shares of common stock to Brandon Phillips in connection with the terms of his three year consulting agreement. Inasmuch as the purchaser was an accredited investor and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

             On January 28, 2000, the Company issued 50,000 shares of common stock to Edwin Ruh in connection with the terms of his three year consulting agreement. Inasmuch as the purchaser was an accredited investor and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

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

             On March 7, 2000, the Company issued three Common Stock Purchase Warrants to The Equity Group, Inc., in connection with their three year consulting agreement. The warrants entitled the purchaser to purchase an aggregate of 216,000 shares of the Company's common stock, 72,000 shares at an exercise price of $2.50 per share; 72,000 shares at an exercise price of $5.00 per share and 72,000 shares at an exercise price of $7.50 per share. Warrants for 72,000 shares are exercisable immediately; warrants for 72,000 shares are exercisable in one year and warrants for 72,000 shares are exercisable in two years. Inasmuch as the purchaser was an accredited investor and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

             No underwriters were involved in any of the transactions described above, and no commissions were paid in connection therewith.


         ITEM  3. DEFAULTS UPON SENIOR SECURITITES

                                    None

         ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                    None

         ITEM  5. OTHER INFORMATION

                                    None

         ITEM  6. EXHIBITS AND REPORTS ON 8-K


(a.)     Index to Exhibits

                  Exhibits Description of Documents

                  10.19 Consulting Agreement dated March 7, 2000, between Regenesis Holdings, Inc. and The Equity Group, Inc., including related warrants to purchase common stock.

                  27       Financial Data Schedule


(b.)     Reports on Form 8-K.

                  (i) On March 2, 2000, the Company engaged the firm of Moore Stephens Lovelace, P.A., 1201 S. Orlando Avenue, Suite 400, Winter Park, Florida 32789 (the "New Accountants") as its new certifying accountants.

                                   SIGNATURES


                  In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, Regenesis Holdings, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          REGENESIS HOLDINGS, INC.



DATE:             June 30, 2000           By: /s/ Lawrence Gallo
                  -------------           --------------------------
                                          Lawrence Gallo
                                          Chief Executive Officer and President
                                          (Principal Executive Officer)


DATE:             June 30, 2000           By: /s/ Joel Brownstein
                  -------------           --------------------------
                                          Joel Brownstein
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                 EXHIBIT INDEX




        Exhibits       Description of Documents
        --------       ------------------------

        10.19 Consulting Agreement dated March 7, 2000, between Regenesis Holdings, Inc. and The Equity Group, Inc., including related warrants to purchase common stock.

        27             Financial Data Schedule