Form 10QSB
period 2000-06-30
REGENESIS HOLDINGS INC
filed 2000-09-22
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                         Commission file number 1-12350

                            Regenesis Holdings, Inc.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)



                   Florida                             65-0827283
                   --------                            ----------
        (State or Other Jurisdiction of              (I.R.S. Employer
        Incorporation or Organization)               Identification No.)


       2701 W. Oakland Park Blvd., Suite 220, Ft Lauderdale, Florida 33139
     -----------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)



                                 (305) 695-4400
                            -------------------------
                           (Issuer's Telephone Number)

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

Yes [ ] No [X ]



The number of shares outstanding of the issuer's common stock, par value $.01 per share as of September 22, 2000 was 8,383,948

                            REGENESIS HOLDINGS, INC.

PART I  FINANCIAL INFORMATION
------------------------------

         ITEM  1. FINANCIAL STATEMENTS
                     INDEX TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------

                                                                                                                  PAGE
                                                                                                                  ----
  Condensed Balance Sheets at June 30, 2000 and December 31, 1999                                                  3

  Condensed Statements of Operations for the Three and Six Months ended June 30, 2000 and 1999                     4

  Condensed Statement of Changes in Stockholders' Equity for Six Months ended                                      5
    June 30, 2000

  Condensed Statements of Cash Flows for the Six Months ended June 30, 2000 and 1999                             6 - 7

  Notes to Condensed Financial Statements                                                                        8 - 18


          ITEM  2.         MANAGEMENTS DISCUSSION AND ANALYSIS
                           OR PLAN OF OPERATION                                                                  19-23


 PART II  OTHER INFORMATION                                                                                      24-26
 --------------------------



SIGNATURES                                                                                                        27


                            REGENESIS HOLDINGS, INC.

                            CONDENSED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS

                                                               June 30,     December 31,
                                                            ------------    ------------
                                                                 2000            1999
                                                            ------------    ------------

CURRENT ASSETS
   Cash                                                     $        651    $    101,835
                                                            ------------    ------------

        Total Current Assets                                         651         101,835

   Furniture, equipment & leashold inprovements, net
      depreciation of $7,887 and $3,670 respectively              28,912          23,028
   Other assets net of accumulated amortization
      of $8,417 and $-0-                                         117,378          18,922
   Advances toward proposed acquisition                                --         155,492
   Excess of cost over fair value of net assets acquired,
      net of accumulation amortization of $137 and
      $74, respectively                                              493             556
                                                            ------------    ------------

        Total  Assets                                       $    147,434    $    299,833
                                                            ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

CURRENT LIABILITIES
   Bank overdraft                                           $     33,810    $         --
   Accounts payable                                               87,066          81,495
   Accrued payroll                                               641,781         402,168
   Due to officers and stockholders                              442,440         175,835
   Other current liabilities                                     256,432         109,693
   Loans Payable                                                 130,000         150,000
   Convertible demand loan                                       100,000         100,000
                                                            ------------    ------------
         Total Current Liabilities                             1,691,529       1,019,191
                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:

   Preferred Stock, $.01 par value, 10,000,000 shares
      authorized; none issued and outstanding                         --              --
   Common Stock, $.01 par value, 100,000,000 shares
      authorized; 8,103,948 and 6,388,974 shares issued
      and outstanding, respectively                               81,040          63,890

   Additional paid-in capital                                 13,882,428      13,369,831
   Accumulated deficit                                       (15,507,563)    (14,153,079)
                                                            ------------    ------------
         Total Stockholders' Deficiency                       (1,544,095)       (719,358)
                                                            ------------    ------------
         Total Liabilities and Stockholders' Deficiency     $    147,434    $    299,833
                                                            ============    ============


                             See Accompanying Notes

                            REGENESIS HOLDINGS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                        Three Months Ended             Six Months Ended
                                                                             June 30,                       June 30,
                                                                ------------------------------      -----------------------------
                                                                      2000            1999               2000            1999
                                                                ------------------------------      ----------------------------
Revenue                                                           $        --       $        --       $        --       $        --
                                                                  -----------       -----------       -----------       -----------

Operating expenses:
   Salaries and wages including related taxes                         161,876           163,441           356,494           278,599
   Consulting fees                                                    111,500            60,290           185,000           122,575
   Legal and professional                                              67,996            72,700           130,452            76,750
   Travel                                                              22,510            10,817            64,207            26,934
   Rent                                                                20,099            12,350            49,042            21,150
   Office expense                                                      15,894            10,768            34,213            12,519
   Depreciation and amortization                                        7,122               437            12,697             1,532
   Marketing and promotion                                             10,698            10,642            13,573           107,642
   Other general and administrative expenses                           42,246            54,990            68,721            65,298
   Provision for advances toward proposed acquisition                 424,648                --           424,648                --
                                                                  -----------       -----------       -----------       -----------
      Total operating expenses                                        884,589           396,435         1,339,047           712,999
                                                                  -----------       -----------       -----------       -----------

Operating Loss                                                       (884,589)         (396,435)       (1,339,047)         (712,999)

Other Income (Expense):
   Other income                                                            --             6,000                --             6,000
   Interest expense                                                    (7,062)               --           (15,437)               --
                                                                  -----------       -----------       -----------       -----------
       Total other income (expense), net                               (7,062)            6,000           (15,437)            6,000
                                                                  -----------       -----------       -----------       -----------



Net Loss                                                          $  (891,651)      $  (390,435)      $(1,354,484)      $  (706,999)
                                                                  ===========       ===========       ===========       ===========



Basic and Diluted Net Loss per Common Share                       $     (0.11)      $     (0.09)      $     (0.18)      $     (0.23)
                                                                  ===========       ===========       ===========       ===========

Weighted Average Common Shares Outstanding                          7,917,806         4,210,425         7,669,105         3,123,706
                                                                  ===========       ===========       ===========       ===========

                             See Accompanying Notes

                            REGENESIS HOLDINGS, INC.

       CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                         SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)

                                                                     Preferred  Stock            Common Stock
                                                                     -----------------           ------------
                                                                      Shares    Amount       Shares        Amount
                                                                      ------    ------       ------        ------
Balances, December 31, 1999                                             --       --      6,388,974   $     63,890

Issuance of common shares in private placement transactions             --       --        300,000          3,000
Issuance of common shares to officer pursuant to the
   amendment of an employment agreement                                 --       --         50,000            500
Issuance of common shares in payment of deferred consulting fees        --       --      1,050,000         10,500
Issuance of common shares to acquire Internet Domain name               --       --        250,000          2,500
Issuance of warrants to purchase common stock                           --       --             --             --
Issuance of common shares in payment of expenses                        --       --         64,974            650

Net Loss                                                                --       --             --             --
                                                                       ---      ---   ------------   ------------

Balances, June 30, 2000                                                  -      $--      8,103,948   $     81,040
                                                                       ===      ====     =========   ============


[RESTUBBED]

                                                                   Additional
                                                                    Paid-In
                                                                    Capital           Deficit           Total
                                                                     -------          -------           -----
Balances, December 31, 1999                                        $ 13,369,831   $(14,153,079)   $   (719,358)

Issuance of common shares in private placement transactions             447,000             --         450,000
Issuance of common shares to officer pursuant to the
   amendment of an employment agreement                                   2,000             --           2,500
Issuance of common shares in payment of deferred consulting fees         42,000             --          52,500
Issuance of common shares to acquire Internet Domain name                10,000             --          12,500
Issuance of warrants to purchase common stock                             8,999             --           8,999
Issuance of common shares in payment of expenses                          2,598             --           3,248

Net Loss                                                                     --     (1,354,484)     (1,354,484)
                                                                   ------------   ------------    ------------

Balances, June 30, 2000                                            $ 13,882,428   $(15,507,563)   $ (1,544,095)
                                                                   ============   ============    ============





                             See Accompanying Notes

                            REGENESIS HOLDINGS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                                      2000            1999
                                                                                      ----            ----
Cash Flows from Operating Activities:
   Net loss                                                                        $(1,354,484)   $  (706,999)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                                                  12,697          1,532
         Provision for advances toward proposed acquisition                            424,648             --
         Expenses paid by issuance of common stock, options and warrants                11,462        170,050
         Changes in operating assets and liabilities:
            Deposits and other assets                                                  (38,585)       (24,439)
            Accounts payable, accrued expenses, and
               other current liabilities                                               425,733        273,017
                                                                                   -----------    -----------
                  Net cash used in operating activities                               (518,529)      (286,839)
                                                                                   -----------    -----------

Cash Flows from Investing Activities:
   Advances toward pending acquisition                                                (269,156)            --
   Purchase of equipment                                                               (10,101)       (15,322)
                                                                                   -----------    -----------
                  Net cash used in investing activities                               (279,257)       (15,322)
                                                                                   -----------    -----------

Cash Flows from Financing Activities:
   Net proceeds from issuance of common stock                                          450,000        266,230
   Repayment of loans payable                                                          (20,000)            --
   Proceeds of loans from officers and stockholders                                    364,650         26,025
   Repayment of loans to officers and stockholders                                     (98,048)        (2,800)
                                                                                   -----------    -----------
                  Net cash provided by financing activities                            696,602        289,455
                                                                                   -----------    -----------


Net Decrease in Cash                                                                  (101,184)       (12,706)

Cash, Beginning of Period                                                              101,835         20,748
                                                                                   -----------    -----------

Cash, End of Period                                                                $       651    $     8,042
                                                                                   ===========    ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest:                                       $        --    $        --
                                                                                   ===========    ===========


Supplemental Schedule of Non Cash Investing and Financing Activities:
   Six Months Ended June 30, 2000:

      Issuance of 250,000 shares of common stock to acquire the URL address Music 411.com, valued at $12,500

      Issuance of an aggregate of 1,050,000 shares of common stock in connection with three consulting agreements, valued at $52,500



                             See Accompanying Notes

                                REGENESIS HOLDINGS, INC.

                        SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                      (Unaudited)

      Issuance of an aggregate of 50,000 shares of common stock in in connection with the amendment of an employment agreement with.
        an officer, valued at $2,500.

   Six Months Ended June 30, 1999:

      Issuance of 10,000 shares of common stock to acquire the assets of NetDisc, Inc., valued at $630.

      Issuance of 48,000 shares of Series C Preferred Stock valued at $57,180.

      Issuance of 1,000,000 shares of common stock to an officers and directors in connection with their employment agreements, valued at $63,000.

      Excess of estimated fair market value of 950,000 shares of common stock over the aggregate selling price of $9,500.


                             See Accompanying Notes

                            REGENESIS HOLDINGS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

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

             In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

         Going Concern

             The report of the Company's independent certified public accountants on their audit of the Company's December 31, 1999 financial statements contained uncertainties relating to the Company's ability to continue as a going concern. As shown in the accompanying financial statements, the Company incurred a loss of $1,354,484 for the six months ended June 30, 2000, and had a working capital deficiency and a stockholders' deficiency of $1,690,878 and $1,544,095, respectively, at June 30, 2000. These factors, among others, raise substantial doubt about the company's ability to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments relating to the outcome of this uncertainty.

                            REGENESIS HOLDINGS, INC.

                                  JUNE 30, 2000
                                   (Unaudited)

         Liquidity and Plan of Operations

             As of June 30, 2000, the Company had cash of $651 and a working capital deficiency of $1,690,878.

             The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been from the cash generated through the private placement of equity and/or debt securities and from advances from its officers and directors. The Company is presently pursuing the completion of the transaction with Triad Petroleum LLC (see Note 9) in order to eventually achieve profitable operations. However, there can be no assurance that the Company will be successful in achieving profitable operations or acquiring additional capital or that such capital, if available, will be on terms and conditions acceptable to the Company.

         Reclassifications

             Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.

         Restatement of June 30, 1999

             Results of operations for the six months ended June 30, 1999, have been restated to include the adjustments as outlined below:

             Net loss as originally reported                     $ (648,942)
             Accrual of unpaid salaries and wages including
                related taxes                                     (  58,057)
                                                                 ----------

             Net loss as restated                                $ (706,999)
                                                                  =========


         Other Assets

             Deferred consulting fees included in other assets are being amortized over the three year term of the related consulting agreements commencing on January 1, 2000.

                            REGENESIS HOLDINGS, INC.

                                  JUNE 30, 2000
                                   (Unaudited)

NOTE 2.  ADVANCES TOWARD PROPOSED ACQUISITION

             The Company entered into a preliminary letter of intent (the "Preliminary LOI") to acquire all of the assets and assume certain liabilities of the entity formerly known as Red Ant Entertainment ("Red Ant").

             In accordance with the terms of the Preliminary LOI both the Company and the seller each loaned $75,000 to MCCC Acquisition, LLC ("MCCC") the owner of the assets and such funds were simultaneously advanced to Management West International, Inc. ("Management West") which is the entity that was managing the assets until completion of the acquisition by the Company. In addition, through June 30, 2000, the Company advanced $349,648 to Management West to cover a portion of their operating expenses.

             Pursuant to the terms of the Preliminary LOI, the purchase price was to be comprised of $300,000 of cash, 300,000 shares of restricted common stock of the Company, a three year warrant to purchase 100,000 shares of common stock of the Company at an exercise price of $3.00 per share, plus the liabilities assumed. The Company's $75,000 loan to MCCC was to be forgiven. All operating advances made by the Company through the date of closing of the purchase were to be considered as part of the purchase price for financial reporting purposes. Accordingly, such advances were capitalized as advances toward proposed acquisition in the accompanying financial statements. Subsequent to June 30, 2000, the Board of Directors of the Company determined that completion of the proposed acquisition would not be in the best interests of the Company. Accordingly, the $424,648 balance of advances toward proposed acquisition were charged to operations during the quarter ended June 30, 2000.

NOTE 3.  OTHER ASSETS

             A summary of other assets at June 30, 2000, is as follows:

              Deposits (See Note 8)                              $  55,007
              Internet Domain                                       12,500
              Deferred consulting fees                              58,288
                                                                 ---------
              Less - accumulated amortization                       (8,417)
                                                                 ---------
                                                                 $ 117,378
                                                                 =========

NOTE 4.  LOANS PAYABLE

             On August 12, 1999 and December 30, 1999, the Company borrowed an aggregate of $100,000 from a third party, a principal of whom is also a shareholder of the Company. The loan was payable in full on or before July 1, 2000 and bears interest at 2% above the base rate of the Bank of England, compounded daily and all interest is payable at maturity. As of

                            REGENESIS HOLDINGS, INC.

                                  JUNE 30, 2000
                                   (Unaudited)

             September 20, 2000, the Company has not received any notice of default pursuant to the terms of the note.

             On October 31, 1999, the Company borrowed $75,000 from a third party. The loan was payable in full on its extended due date of April 14, 2000. The unpaid principal balance on the loan as of June 30, 2000, was $30,000. The loan bears interest at 12% per annum and all interest is payable at maturity. In accordance with the terms of the loan agreement, the Company granted the lender an aggregate of 19,000 shares of the Company's common stock and further agreed to issue the lender an additional 2,500 shares of the Company's common stock for each seven day period beginning on December 16, 1999 through the date of final payment of all principal and accrued interest. For the six months ended June 30, 2000, the Company issued and aggregate of 64,974 shares of common stock to the lender in accordance with the terms of the loan agreement, which were valued at $3,248. The value of the shares issued is included in interest expense in the accompanying financial statements. At September 20, 2000, the unpaid principal balance on the loan was $30,000. As of September 20, 2000, the Company has not received any notice of default pursuant to the terms of the note.

NOTE 5.  CONVERTIBLE DEMAND LOAN

             On September 8, 1999, the Company borrowed $100,000 from a third party. The loan bears interest at the rate of 12% per annum and all interest is payable at maturity. The loan is payable in full within 60 days after receiving a notice of demand from the lender. At the option of the lender the loan is convertible into 75,000 shares of the Company's common stock at a per share price of $1.33. In connection with the loan, the Company issued to the lender a two year warrant to purchase 20,000 shares of the Company's common stock at an exercise price of $2.50 per share and a one year option to purchase an additional 100,000 shares of the Company's common stock at a price to be determined by negotiation between the parties. The warrant and the option were valued at an aggregate of $2,333.

NOTE 6.  RELATED PARTY TRANSACTIONS

             At June 30 2000, the Company was indebted to officers and stockholders for an aggregate of $442,400 which represent non interest bearing advances with no specific repayment terms. During the six months ended June 30, 2000, the Company received an aggregate of $364,650 of advances from such individuals and made payments to such individuals aggregating $98,048.

             For the period from July 1, 2000 through September 20, 2000, the Company received an aggregate of $75,000 of additional advances from such individuals (See Notes 8 and 9).

                            REGENESIS HOLDINGS, INC.

                                  JUNE 30, 2000
                                   (Unaudited)

NOTE 7.  STOCKHOLDERS' EQUITY

             During the six months ended June 30, 2000, the Company issued 300,000 shares of common stock (which includes the 200,000 shares discussed in the following paragraph) at prices ranging from $1.00 to $3.00 per share and received an aggregate of $450,000 of cash.

             On January 20, 2000, the Company entered into an agreement to sell 200,000 shares of common stock at a price of $1.00 per share in a private placement transaction. The purchaser of the shares deposited the $200,000 purchase price with the Company's counsel for the benefit of the Company until completion of the proposed acquisition described in Note 2. On June 15, 2000, counsel for the Company released the funds to the Company and $145,000 of such funds were advanced in connection with the proposed acquisition and $55,000 of such funds were utilized for general working capital purposes. As of June 30, 2000, the 200,000 shares are reflected as outstanding in the accompanying condensed financial statements.

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

             On January 5, 2000 the Company granted 50,000 shares of Common Stock to its Executive Vice President of Entertainment / Music Development in connection with a one year extension of his employment agreement. The shares were recorded at their established fair market value of $2,500.

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

             At June 30, 2000, the Company had reserved 4,636,000 shares of common stock for issuance pursuant to the terms of its stock option plan and other outstanding options and warrants.

             The Company's Stock Option Plan (the "Plan") provides for the issuance of options to purchase a maximum of 4,000,000 shares of common stock.

                            REGENESIS HOLDINGS, INC.

                                  JUNE 30, 2000
                                   (Unaudited)

             A summary of the status of all options outstanding under the Plan as of June 30, 2000, and changes during the six months ended June 30, 2000, are presented below (See Notes 5, 8 and 9):

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


NOTE 8 . COMMITMENTS AND CONTINGENCIES

         Litigation

             In December, 1998 the Company filed a Complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida entitled Shulman & Associates, Inc., Manny J. Shulman, Franklyn B. Weichselbaum, Mitchell Rubinson and Regenesis Holdings, Inc. v. Elizabeth Shwiff, Fincross, Ltd., Elpoint Corporation, Elpoint Co., L.L.C., Russian Securities Co., Gennady Yakovlev, Oleg Pavlioutchouk and Maxim Shishlyannikov for defamation and liable in connection with certain information released about the Company. On August 21, 2000, Regenesis dismissed the action without prejudice as to all defendants.

                            REGENESIS HOLDINGS, INC.

                                  JUNE 30, 2000
                                   (Unaudited)

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

             On May 19, 1999, a majority of the parties named in the aforementioned lawsuits, including another California state court action entitled Elpoint, L.L.C., et al. v. Mitchell Rubinson, et al. filed in the Superior Court, attended mediation which resulted in a settlement which required, among other things, the dismissal of all three lawsuits and the payment of $450,000 to the plaintiffs. The Company was not a named party in the California state court action. Additionally, the Company is not obligated to contribute financially to the settlement. Although, the Company did not attend the mediation, the Company was an intended beneficiary of the settlement. Mitchell Rubinson and Larry Rutstein, former officers of the Company, alleged certain indemnification rights against the Company as part of the settlement and notified the Company of such a reservation subsequent to their execution of the settlement agreement. The Company cannot opine upon the validity of such claims as no action has been filed against the Company in that regard. However, the Company believes the probability that Messrs. Rubinson and Rutstein could sustain a claim against the Company based upon the settlement agreement is remote, accordingly, no provision for any potential claims associated with these matters has been recorded in the accompanying financial statements. The Company would vigorously defend any such claims in the event they are filed. Mitchell Rubinson has notified the Company of alleged indemnification rights as to any funds paid for settlement and any attorney's fees incurred in the above mentioned actions.

             On December 16, 1999, the Judge presiding over the Superior Court of California state court action entered an order granting the plaintiff's motion to enforce the settlement under California Code of Civil Procedure ss. 664.6.

         Operating Leases

             The Company leases office space in Miami, Florida and New York City pursuant to the terms of a sublease agreement expiring by its original terms in May 2001 and a lease agreement expiring in October 2005.

             On June 16, 2000, the Company entered into an office lease in New York City for a period of five years and three months which provided for rental payments aggregating approximately $448,000. The lease required a security deposit of $45,585, which is included in other assets in the accompanying condensed balance sheet at June 30, 2000. On September 11, 2000, the Company, with the consent of the lessor, assigned all of its rights and interests in the lease to its former president who assumed all of the Company's obligations under the lease. The $45,585 security deposit under the lease will be applied against amounts due to the former president at the date of his resignation on August 28, 2000.

             At June 30, 2000, the Company's minimum payment requirements under the office sublease and all non-cancelable operating leases, excluding the assigned lease, were as follows:

                            REGENESIS HOLDINGS, INC.

                                  JUNE 30, 2000
                                   (Unaudited)

              Twelve Months Ending June 30,

              2001                                                $  62,281
              2002                                                   59,406
                                                                  ---------
              Total                                               $ 121,687
                                                                  =========

             In August 2000, the Company relocated its office from Miami Beach, Florida to Ft. Lauderdale, Florida.


         Employment Agreements

             As of June 30, 2000, the Company had employment agreements with its four executive officers all of which, including amendments thereto, were entered into during the year ended December 31, 1999. The agreements expire from April 2001 through February 2004. The agreements also provide for various fringe benefits and for compensation associated with raising equity or debt financing for the Company, as well as participation in the Stock Option Plan.

             At June 30, 2000, annual salary requirements under these contracts were as follows:

              Twelve Months Ending June 30,

              2001                                                 $   567,150
              2002                                                     256,400
              2003                                                      93,600
                                                                   -----------
              Total                                                $   917,150
                                                                   ===========

             In August 2000, three employment agreements with aggregate future payments from June 30, 2000, of $441,150 were cancelled. The two remaining employment agreements with aggregate future payments from June 30, 2000 of $475,650 will be cancelled upon completion of the transaction with Triad Petroleum LLC as more fully described in (See Note 9).

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

                            REGENESIS HOLDINGS, INC.

                                  JUNE 30, 2000
                                   (Unaudited)

             As of June 30, 2000, other current liabilities in the accompanying condensed balance sheet include $25,000 due to JW Genesis pursuant to the agreement.

             On March 7, 2000, the Company entered into a three year consulting agreement which provides for a monthly fee of $3,000, $5,000 and $7,000 in years one through three, respectively. In addition, the agreement provides for the issuance of three Common Stock Purchase Warrants to purchase an aggregate of 216,000 shares of common stock. Each warrant is exercisable for a period of five years and a warrant to purchase 72,000 shares is immediately exercisable at an exercise price of $2.50 per share; a warrant to purchase 72,000 shares is exercisable in one year at an exercise price of $5.00 per share; and a warrant to purchase 72,000 shares is exercisable in two years at an exercise price of $7.50 per share. The agreement may be terminated by either party on the first or second anniversary date of the contract and warrants not exercisable as of the termination date are forfeited. The warrants were recorded at their estimated fair market value of $8,999. At June 30, 2000, other current liabilities in the accompanying condensed balance sheet include $9,000 due to the consultant pursuant to this agreement.

             At June 30, 2000, the Company was party to a total of five consulting agreements all of which are for terms of three years. One of the agreements is with the father of the Chairman of the Board and an entity controlled by such individual (the "Consultant") to provide general business services to the Company in exchange for an annual consulting fee of $75,000 payable in equal monthly installments of $6,250 plus a car allowance of $750 per month. The agreement further provides that the Company will provide the Consultant with a private office and office support services and will reimburse the Consultant for all expenses incurred in connection with his activities on behalf of the Company.

             At June 30, 2000, the Company's future minimum payment requirements under these agreements were as follows:

              Twelve Months Ending June 30,

              2001                                             $    357,000
              2002                                                  381,000
              2003                                                  279,250
                                                                 ----------
              Total                                             $ 1,017,250
                                                                ===========

             In July 2000, one contract with aggregate future payments from June 30, 2000, of $640,000 was cancelled. One additional contract with aggregate future payments from June 30, 2000, of $ 206,250 will be cancelled upon completion of the transaction with Triad Petroleum LLC (See Note 9).

NOTE 9 . SUBSEQUENT EVENTS

             Subsequent to June 30, 2000, the Company's President and Chief Executive Officer, who was also a Director of the Company, as well as its Executive Vice President of Entertainment/Music Development and another Director of the Company resigned from their

                            REGENESIS HOLDINGS, INC.

                                  JUNE 30, 2000
                                   (Unaudited)


             respective positions with the Company. In connection with such resignations, each of the individuals waived all of their rights and interests to all amounts due from the Company consisting of accrued payroll and loans and advances made to the Company. In addition, each of the individuals waived all of their rights and interests to certain shares of common stock and unexercised common stock options granted to them through June 30, 2000.

             As of June 30, 2000, the following amounts were recorded in the accompanying condensed financial statements or disclosed in the related footnotes with regard to the amounts that will be waived by these individuals:

             Accrued payroll cancelled                                  $365,713
             Due to officers and stockholders cancelled                 $385,766
             Shares of common stock cancelled                            470,000
             Options to purchase common stock cancelled                  350,000

             Subsequent to June 30, 2000, 1,000,000 shares of common stock issued in connection with two terminated consulting agreements were cancelled.

             Pursuant to a Share Sale and Contribution Agreement ("the Agreement") dated as of September 14, 2000, Triad Petroleum LLC ("Triad") will acquire 96% of the voting equity of the Company through the issuance of a combination of common and convertible preferred shares. In consideration thereof, Triad will assign its exclusive 50 year license and distribution rights under a Technology License and Marketing Agreement with E-Mation LLC (an affiliate of Triad) which provides for the exclusive rights to make, market and sell products and services using E-Mation's proprietary technology which integrates all aspects of the business operations for both wholesale distribution and retail sale of fuel. There is no significant operating history with respect to this asset.

             This Agreement is subject to certain closing conditions, including but not limited to, the Company's reduction or elimination of certain liabilities, the conversion of certain indebtedness to equity and termination of certain outstanding contracts of the Company.

             In connection with the closing of the transaction the Company will issue to Triad a combination of common stock and a newly designated series of convertible preferred stock. Each share of new convertible preferred stock will be convertible in to ten shares of common stock and will participate in all voting and dividend rights of the common shareholders on an as converted basis. The total number of shares to be issued on a common stock equivalent basis, will approximate 141,000,000 shares.

             Promptly following the consummation of the transaction, the Company intends to seek the consent of its shareholders to authorize an amendment to the Company's Articles of Incorporation increasing the Company's authorized shares of common stock from 100,000,000 to 300,000,000 and to increase the Company's authorized shares of preferred stock from 10,000,000 to 50,000,000.

             If the transaction does not close for any reason, Triad will have the right to exercise certain warrants to purchase 750,000 shares of the Company's common stock, at $.10 per share as compensation for any amounts Triad expended on behalf of the Company in connection with the proposed transaction.

             In connection with the completion of the Triad transaction, the Company's current Chairman of the Board of Directors, Chief Executive Officer and President and its Chief Financial Officer, both of whom are Directors of the Company, have agreed to resign their respective positions as officers of the Company and to waive all of their rights and interests to all amounts due from the Company (such amounts consisting of accrued payroll and loans and advances made

                            REGENESIS HOLDINGS, INC.

                                  JUNE 30, 2000
                                   (Unaudited)


             to the Company). In addition, each individual has agreed to waive all of their rights and interests to certain shares of common stock and certain unexercised stock options granted to them through June 30, 2000.

             As of June 30, 2000, the following amounts were recorded in the accompanying condensed financial statements or disclosed in the related footnotes with regard to the amounts that will be waived by these individuals:

             Accrued payroll                                            $195,155
             Due to officers and stockholders                           $ 73,674
             Shares of common stock                                      500,000
             Options to purchase common stock                            500,000

         ITEM   2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OR PLAN OF OPERATIONS

         Forward-Looking Statements

             The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Report are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will depend on business, financial, and other factors beyond the Company's control, including, among others, prevailing changes in customer preferences. There can be no assurance that the Company will be successful in implementing its business strategy. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Words used in this Report such as "expects," "believes," "estimates" and "anticipates" and variations of such words and similar expressions are intended to identify such forward-looking statements.

             The following should be read in conjunction with the Financial Statements of the Company and the notes thereto included elsewhere in this report on Form 10-QSB, as well as the information contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on June 23, 2000.

         General

             The report of the Company's independent certified public accountants on their audit of the Company's December 31, 1999 financial statements contained uncertainties relating to the Company's ability to continue as a going concern. As shown in the accompanying financial statements the Company incurred a loss of $1,354,484 for the six months ended June 30, 2000, and had a working capital deficiency and a stockholders' deficiency of $1,690,878 and $1,544,095, respectively, at June 30, 2000. These factors among others raise substantial doubt about the company's ability to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments relating to the outcome of this uncertainty.

             As of June 30, 2000, the Company had cash of $651 and a working capital deficiency of $1,690,878.

             The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been from the cash generated through the private placement of equity and/or debt securities and from advances from its officers and directors. The Company is presently pursuing the completion of the transaction with Tread Petroleum LLC (see "Managements Discussion and Analysis or Plan of Operations - General") in order to eventually achieve profitable operations. However, there can be no assurance that the Company will be successful in achieving profitable operations or acquiring additional capital or that such capital, if available, will be on terms and conditions acceptable to the Company.

             In 1999, the Company acquired the assets of NetDisc, Inc. ("NetDisc") for the purpose of pursuing Internet advertising opportunities, although to date, the Company has generated no revenues from such activities. In addition, during 1999, the Company entered into a preliminary letter of intent (the "Preliminary LOI") to acquire all of the assets and assume certain liabilities of the entity formerly known as Red Ant Entertainment ("Red Ant"). In accordance with the terms of the Preliminary LOI both the Company and the seller each loaned $75,000 to MCCC Acquisition, LLC ("MCCC") the owner of the assets and such funds were simultaneously advanced to Management West International, Inc. ("Management West") which is the entity that was managing the assets until completion of the acquisition by the Company. In addition, through June 30, 2000, the Company advanced $349,648 to Management West to cover a portion of their operating expenses.

             Pursuant to the terms of the Preliminary LOI, the purchase price was to be comprised of $300,000 of cash, 300,000 shares of restricted common stock of the Company, a three year warrant to purchase 100,000 shares of common stock of the Company at an exercise price of $3.00 per share, plus the liabilities assumed. The Company's $75,000 loan to MCCC was to be forgiven. All operating advances made by the Company through the date of closing of the purchase were to be considered as part of the purchase price for financial reporting purposes, accordingly, such advances were capitalized as advances toward pending acquisition in the accompanying financial statements. Subsequent to June 30, 2000, the Board of Directors of the Company determined that completion of the acquisition would not be in the best interests of the Company. Accordingly, the $424,648 balance of advances toward pending acquisition was charged to operations during the quarter ended June 30, 2000.

             On December 15, 1998, the Company's common stock was delisted from the OTC Bulletin Board for failure to comply with Rule 15c-211. On June 30, 2000, the common stock resumed trading on the OTC Bulletin Board.

             Pursuant to a Share Sale and Contribution Agreement ("the Agreement") dated as of September 14, 2000, Triad Petroleum LLC ("Triad") will acquire 96% of the voting equity of the Company through the issuance of a combination of common and convertible preferred shares. In consideration thereof, Triad will assign its exclusive 50 year license and distribution rights under a Technology License and Marketing Agreement with E-Mation LLC (an affiliate of Triad) which provides for the exclusive rights to make, market and sell products and services using E-Mation's proprietary technology which integrates all aspects of the business operations for both wholesale distribution and retail sale of fuel. There is no significant operating history with respect to this asset.

             This Agreement is subject to certain closing conditions, including but not limited to, the Company's reduction or elimination of certain liabilities, the conversion of certain indebtedness to equity and termination of certain outstanding contracts of the Company.

             In connection with the closing of the transaction the Company will issue to Triad a combination of common stock and a newly designated series of convertible preferred stock. Each share of new convertible preferred stock will be convertible in to ten shares of common stock and will participate in all voting and dividend rights of the common shareholders on an as converted basis. The total number of shares to be issued on a common stock equivalent basis, will approximate 141,000,000 shares.

             Promptly following the consummation of the transaction, the Company intends to seek the consent of its shareholders to authorize an amendment to the Company's Articles of Incorporation increasing the Company's authorized shares of common stock from 100,000,000 to 300,000,000 and to increase the Company's authorized shares of preferred stock from 10,000,000 to 50,000,000.

             If the transaction does not close for any reason, Triad will have the right to exercise certain warrants to purchase 750,000 shares of the Company's common stock, at $.10 per share as compensation for any amounts Triad expended on behalf of the Company in connection with the proposed transaction.

             The foregoing description of the transaction is a summary, and as such is qualified in its entirety by reference to the Agreement and a related side letter thereto which are filed herewith as Exhibit 10.19.

         Results of Operations

             For the six months ended June 30, 2000 and 1999 the Company generated no revenues, and incurred net losses of $1,354,484 and $706,999, respectively.

             Operating expenses for the six months ended June 30, 2000 and 1999 aggregated $1,339,047 and $712,999, respectively and were comprised as follows:

                                                                          2000                     1999
                                                                          ----                     ----
             Salaries and wages including related taxes              $   356,494                 $ 278,599
             Legal and professional                                      130,452                    76,750
             Marketing and promotion                                      13,573                   107,642
             Travel                                                       64,207                    26,934
             Consulting fees                                             185,000                   122,575
             Rent                                                         49,042                    21,150
             Office expense                                               34,213                    12,519
             Depreciation and amortization                                12,697                     1,532
             Other general and administrative                             68,721                    65,298
             Write-off of advances toward pending
                 acquisition                                             424,648                         -
                                                                     -----------                 ---------
             Total                                                   $ 1,339,047                 $ 712,999
                                                                     ===========                  ========

             Salaries and wages including related taxes increased $77,895 in the six months ended June 30, 2000, as a result of employment of five executive officers, as well as employment of administrative and support staff, some of which were not employed by the Company during the six months ended June 30, 1999.

             Legal and professional fees increased $53,702 in 2000 when compared to 1999 as a result of a decrease in legal fees of $4,062 and an increase in accounting fees of $57,764. The increase in accounting fees is primarily due to the expenses associated with the engagement of outside professionals to assist the Company in preparing its financial statements.

             The $107,642 of marketing and promotion costs in 1999, relates to the initial marketing launch of the Company's NetDisc products, including the cost of producing the CD Rom discs. The $13,573 of marketing and promotion costs in 2000 relates to continued efforts to market the NetDisc products.

             Travel expense increased by $37,273 in 2000 as a result of the travel costs associated with the raising of capital, as well as the pursuit of potential acquisitions, and the continuing marketing and promotion of the NetDisc CD Rom product.

             Consulting fees of $185,000 in 2000 consist of $138,000 related to the pending acquisition, $47,000 of investment banking and public relations expenses relating to pursuit of additional capital for the Company. Consulting fees of $122,575 in 1999 consist of $107,050 of compensation expense associated with the issuance of common stock to various individuals in exchange for services performed, as well as $15,525 of consulting fees paid in connection with general corporate matters.

             Rent expense in 2000 aggregated $49,042 and related to the opening of corporate offices in Miami, Florida and New York City in late 1999. The $21,150 in 1999 related to sub lease costs for temporary office space.

             Office expenses increased by $21,694 as a result of the opening of corporate offices in Miami, Florida and New York City and the overall increase in administrative activity in 2000 as compared to 1999.

             Depreciation and amortization aggregated $12,697 in 2000, due to the acquisition of a total of approximately $27,000 of furniture and equipment for the year ended December 31, 1999, and $10,101 of assets purchased during the six months ended June 30, 2000, as well as the amortization of the excess of costs over the fair value of net assets acquired associated with NetDisc and the amortization of deferred consulting fees incurred in late 1999 and the six months ended June 30, 2000.

             Interest expense in 2000 aggregated $15,437 resulting from $275,000 of borrowings during the second half of 1999. There were no borrowings during the six months ended June 30, 1999.

             Subsequent to June 30, 2000, the Board of Directors of the Company determined that completion of the pending acquisition of the entity formally known as Red Ant Entertainment would not be in the best interests of the Company. Accordingly, the $424,648 balance of advances toward pending acquisition were charged to operations during the quarter ended June 30, 2000.

         Liquidity and Capital Resources

             For the six months ended June 30, 2000 and 1999, net cash used in operating activities was $518,529 and $286,839, respectively. The increase of $231,690 was primarily attributable to additional expenses relating to the employment of executive officers and support staff, as well as the opening of corporate offices in Miami, Florida and New York City.

             Net cash used in investing activities for the six months ended June 30, 2000 was $279,257, which was attributable to $269,156 of advances in connection with a pending acquisition along with an aggregate $10,101 relating to payments for furniture and equipment. In 1999, net cash used in investing activities of $15,322, was attributable to payments for furniture and equipment.

             Net cash provided by financing activities for the six months ended June 30, 2000 was $696,602 which was comprised of an aggregate of $450,000 relating to the sale of common stock in private placements and $364,650 of loans from officers and stockholders. During the six months ended June 30, 2000, the Company made principal payments of $20,000 on outstanding loans payable and repaid $98,048 of advances to officers and stockholders. Net cash provided by financing activities for 1999 was $289,455, which was primarily attributable to proceeds received from the sale of common stock of $266,230, and $23,225 of net advances from officers and stockholders.

             For the period from July 1, 2000 through September 15, 2000, the Company received an aggregate of $ 75,000 of additional advances from officers and stockholders.

             As of June 30, 2000, the Company had cash of $651 and a working capital deficiency of $1,690,878.

             The Company's ability to meet its future obligations in relation to the orderly payment of its recurring obligations on a current basis is totally dependent on its ability to complete the transaction with Triad Petroleum LCC and attain a profitable level of operations. Since the Company has no current source of liquidity, the Company is unable to predict how long it may be able to survive without a significant infusion of capital from outside sources and it is further unable to predict whether such capital infusion, if available, will be on terms and conditions favorable to the Company.

             Subsequent to June 30, 2000, the Company's President and Chief Executive Officer, who was also a Director of the Company, as well as its Executive Vice President of Entertainment/Music Development and another Director of the Company resigned from their respective positions with the Company. In connection with such resignations each of the individuals waived all of their rights and interests to all amounts due from the Company consisting of accrued payroll and loans and advances made to the Company. In addition, each of the individuals waived all of their rights and interests to certain shares of common stock and unexercised common stock options granted to them through June 30, 2000.

             As of June 30, 2000, the following amounts were recorded in the accompanying condensed financial statements or disclosed in the related footnotes with regard to the amounts that will be waived by these individuals:

              Accrued payroll cancelled                                 $365,713
              Due to officers and stockholders cancelled                $385,766
              Shares of common stock cancelled                           470,000
              Options to purchase common stock cancelled                 350,000

             Subsequent to June 30, 2000, 1,000,000 shares of common stock issued in connection with two terminated consulting agreements were cancelled.

             In connection with the completion of the Triad transaction, the Company's current Chairman of the Board of Directors, Chief Executive Officer and President and its Chief Financial Officer, both of whom are Directors of the Company, have agreed to resign their respective positions as officers of the Company and to waive all of their rights and interests to all amounts due from the Company consisting of accrued payroll and loans and advances made to the Company. In addition, each individual has agreed to waive all of their rights and interests to certain shares of common stock and certain unexercised stock options granted to them through June 30, 2000.

             As of June 30, 2000, the following amounts were recorded in the accompanying condensed financial statements or disclosed in the related footnotes with regard to the amounts that will be waived by these individuals:

              Accrued payroll                                           $195,155
              Due to officers and stockholders                            73,674
              Shares of common stock                                     500,000
              Options to purchase common stock                           500,000

PART II  OTHER INFORMATION
--------------------------

         ITEM  1. LEGAL PROCEEDINGS

             In December, 1998 the Company filed a Complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida entitled Shulman & Associates, Inc., Manny J. Shulman, Franklyn B. Weichselbaum, Mitchell Rubinson and Regenesis Holdings, Inc. v. Elizabeth Shwiff, Fincross, Ltd., Elpoint Corporation, Elpoint Co., L.L.C., Russian Securities Co., Gennady Yakovlev, Oleg Pavlioutchouk and Maxim Shishlyannikov, Case No. CL 98-11409 AD, for defamation and liable in connection with certain information released about the Company. On August 21, 2000,
             Regenesis dismissed the action without prejudice as to all defendants.

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

             On May 19, 1999, a majority of the parties named in the aforementioned lawsuits, including another California state court action entitled Elpoint, L.L.C., et al. v. Mitchell Rubinson, et al., Case No. 301428, filed in the Superior Court, attended mediation which resulted in a settlement which required, among other things, the dismissal of all three lawsuits. The Company was not a named party in the California state court action. Additionally, the Company is not obligated to contribute financially to the settlement. Although, the Company did not attend the mediation, the Company was an intended beneficiary of the settlement. Mitchell Rubinson and Larry Rutstein, former officers of the Company, alleged certain indemnification rights against the Company as part of the settlement and notified the Company of such a reservation subsequent to their execution of the settlement agreement. The Company cannot opine upon the validity of such claims as no action has been filed against the Company in that regard. However, the Company would vigorously defend any such claims in the event they are filed. Mitchell Rubinson has notified the Company of alleged indemnification rights as to any funds paid for settlement and any attorney's fees incurred in the above mentioned actions.

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

             On January 20, 2000, the Company agreed to sell 200,000 shares of common stock for a purchase price of $200,000 to Edward McCabe. The purchaser deposited the $200,000 purchase price with the Company's counsel for the benefit of Company until completion of the acquisition of the assets of the entity formally known as Red Ant Entertainment. On June 15, 2000, counsel for the Company released the funds to the Company and $145,000 of such funds were advanced in connection with the proposed acquisition and $55,000 of such funds were utilized for general working capital purposes. As of June 30, 2000, the Company has reflected the 200,000 shares as outstanding in its financial statements. Inasmuch as the purchaser was an accredited investor and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

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

             In connection with the closing of the transaction with Triad Petroleum LLC, certain of the issuances described above, as well as issuances in prior periods, will be cancelled. See "Management Discussions and Analyses or Plan of Operations - General".

         ITEM  3. DEFAULTS UPON SENIOR SECURITITES

                                    None

         ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                    None

         ITEM  5. OTHER INFORMATION

                                    None

         ITEM  6. EXHIBITS AND REPORTS ON 8-K

         (a.)     Index to Exhibits

                  4.1   Warrant Issued to Triad LLC

                  10.19 Share, Sale and Contribution Agreement dated as of
                        September 14, 2000 and related side letter thereto, by and among Regenesis Holdings, Inc., Russell Adler For Himself and his Nominees and Triad Petroleum LLC

27       Financial Data Schedule

(b.)     Reports on Form 8-K.

             (i) On August 28, 2000, the Company filed a current report on Form 8-K and reported the resignation of Lawrence Gallo, its President and Chief Executive Officer, who was also a Director of the Company; the resignation of Mitchell Sandler as a Director of the Company; the appointment of Joel Brownstein and Edwin Ruh as Directors of the Company and the termination of two consulting agreements.

                                   SIGNATURES

                  In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, Regenesis Holdings, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     REGENESIS HOLDINGS, INC.



DATE:      September 22, 2000        By:  /s/   Russell Adler
           ------------------            --------------------------------
                                         Russell Adler
                                         Chairman of the Board
                                         Chief Executive Officer and President
                                         (Principal Executive Officer)



DATE:      September 22, 2000        By:  /s/   Joel Brownstein
           ------------------            --------------------------------
                                         Joel Brownstein
                                         Chief Financial Officer
                                        (Principal Financial Officer)