Form 10QSB
period 2000-09-30
FUELNATION INC
filed 2000-11-20
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                         Commission file number 1-12350

                                 FuelNation Inc.
                                 ---------------
                       (Formerly Regenesis Holdings, Inc,)
                       -----------------------------------
                 (Name of Small Business Issuer in its Charter)



              Florida                                  65-0827283
              ----------------------------------------------------
           (State or Other Jurisdiction of            (I.R.S. Employer
           Incorporation or Organization)              Identification No.)


         1700 North Dixie Highway, Suite 125, Boca Raton, Florida 33432
       ------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)



                                 (561) 391-5883
                                 --------------
                           (Issuer's Telephone Number)

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

Yes [X] No [ ]



The number of shares outstanding of the issuer's common stock, par value $.01 per share as of November 17, 2000 was 150,066,466

                                 FuelNation Inc.
                       (Formerly Regenesis Holdings, Inc.)



PART  I  FINANCIAL INFORMATION
------------------------------

         ITEM  1. FINANCIAL STATEMENTS

                     INDEX TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (UNAUDITED)
                                                                                                                  PAGE
                                                                                                                  ----

  Condensed Balance Sheets at September 30, 2000 and December 31, 1999                                             3

  Condensed Statements of Operations for the Three and Nine Months ended September 30,
       2000 and 1999                                                                                               4

  Condensed Statement of Changes in Stockholders'Deficit for Nine Months ended
       September 30, 2000                                                                                          5

  Condensed Statements of Cash Flows for the Nine Months ended September 30, 2000,
       and 1999                                                                                                  6 - 7

  Notes to Condensed Financial Statements                                                                        8 - 17




          ITEM  2.         MANAGEMENTS DISCUSSION AND ANALYSIS
                           OR PLAN OF OPERATION                                                                 18 - 22


 PART  II         OTHER  INFORMATION                                                                            23 - 26
 -----------------------------------



SIGNATURES                                                                                                      27

                                 FuelNation Inc.
                       (FORMERLY REGENESIS HOLDINGS, INC.)

                            CONDENSED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS

                                                             September 30,   December 31,
                                                                 2000           1999
                                                            ------------    ------------
CURRENT ASSETS
   Cash                                                     $      1,109    $    101,835
   Prepaid expenses                                               10,000              --
                                                            ------------    ------------
        Total Current Assets                                      11,109         101,835

   Furniture, equipment & leashold inprovements, net of
      accumulated depreciation of $3,670 in 1999                      --          23,028
   Other assets, net of accumulated amortization
       of $2,126 and $-0-                                          1,162          18,922
   Advances toward proposed acquisition                               --         155,492
   Excess of cost over fair value of net assets acquired,
      net of accumulation amortization of $74 in 1999                 --             556
                                                            ------------    ------------

        Total  Assets                                       $     12,271    $    299,833
                                                            ============    ============

            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Refund payable                                           $    200,000    $         --
   Accounts payable                                              134,672          81,495
   Accrued payroll                                                    --         402,168
   Due to officers and stockholders                                   --         175,835
   Due to Triad Petroleum, LLC                                    60,107              --
   Other current liabilities                                     130,008         109,693
   Loans Payable                                                 130,000         150,000
   Convertible demand loan                                            --         100,000
                                                            ------------    ------------
         Total Current Liabilities                               654,787       1,019,191
                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

   Preferred Stock, $.01 par value, 10,000,000 shares
      authorized; none issued and outstanding                         --              --
   Common Stock, $.01 par value, 100,000,000 shares
      authorized; 6,066,466 and 6,388,974 shares issued
      and outstanding, respectively                               60,665          63,890

   Additional paid-in capital                                 14,946,734      13,369,831
   Accumulated deficit                                       (15,649,915)    (14,153,079)
                                                            ------------    ------------
         Total Stockholders' Deficit                            (642,516)       (719,358)
                                                            ------------    ------------
         Total Liabilities and Stockholders' Deficit        $     12,271    $    299,833
                                                            ============    ============

                             See Accompanying Notes

                                 FuelNation INC.
                       (FORMERLY REGENESIS HOLDINGS, INC.)

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                             Three Months Ended           Nine Months Ended
                                                                September 30,               September 30,
                                                        --------------------------------------------------------
                                                           2000           1999           2000           1999
                                                        -------------------------------------------- -----------
Revenue                                                 $        --    $        --    $        --    $        --
                                                        -----------    -----------    -----------    -----------
Operating expenses:
   Salaries and wages including related taxes                93,725        152,856        450,219        431,455
   Consulting fees                                           11,466         66,640        196,466        189,215
   Legal and professional                                    43,499         22,334        173,951         99,084
   Travel                                                     1,651         75,353         65,858        102,287
   Rent                                                       8,734          8,383         57,776         29,533
   Office expense                                               916         20,369         35,129         32,888
   Depreciation and amortization                              8,507          1,618         21,204          3,150
   Marketing and promotion                                       --         24,412         13,573        132,054
   Other general and administrative expenses                 69,226         21,423        137,947         86,721
   Provision for advances toward proposed acquisition        29,796             --        454,444             --
                                                        -----------    -----------    -----------    -----------
      Total operating expenses                              267,520        393,388      1,606,567      1,106,387
                                                        -----------    -----------    -----------    -----------

Operating Loss                                             (267,520)      (393,388)    (1,606,567)    (1,106,387)


Other Income (Expense):
   Gain on settlement of payables and other income          131,540          6,900        131,540         12,900
   Interest expense                                          (6,372)            --        (21,809)            --
                                                        -----------    -----------    -----------    -----------
       Total other income (expense), net                    125,168          6,900        109,731         12,900
                                                        -----------    -----------    -----------    -----------



Net Loss                                                $  (142,352)   $  (386,488)   $(1,496,836)   $(1,093,487)
                                                        ===========    ===========    ===========    ===========



Basic and Diluted Net Loss per Common Share             $     (0.02)   $     (0.09)   $     (0.19)   $     (0.31)
                                                        ===========    ===========    ===========    ===========

Weighted Average Common Shares Outstanding                7,775,939      4,389,490      7,704,639      3,573,064
                                                        ===========    ===========    ===========    ===========

                             See Accompanying Notes

                                 FuelNation INC.
                       (FORMERLY REGENESIS HOLDINGS, INC.)

             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

                                                                           Preferred Stock          Common Stock
                                                                      -----------------------   ----------------------
                                                                           Shares    Amount        Shares         Amount
                                                                           ------    ------        ------         ------
Balances, December 31, 1999                                               --       $   --      6,388,974    $     63,890

Issuance of common shares in private placement transactions               --           --        300,000           3,000
Issuance of common shares to officer pursuant to the
   amendment of an employment agreement                                   --           --         50,000             500
Issuance of common shares in payment of deferred consulting fees          --           --      1,050,000          10,500
Issuance of common shares to acquire Internet Domain name                 --           --        250,000           2,500
Issuance of warrants to purchase common stock                             --           --             --              --
Issuance of common shares in payment of expenses                          --           --         64,974             650
Cancellation of a private placement transaction                           --           --       (200,000)         (2,000)
Cancellation of common shares issuable to officers and directors, former officers and directors and certain consultants in connection with cancellation of employment agreements and consulting
   agreements                                                             --           --     (1,837,482)        (18,375)

Net Loss                                                                  --           --             --              --
                                                                        ----       ------   ------------    ------------

Balances, September 30, 2000                                              --       $   --      6,066,466    $     60,665
                                                                        -===       ======   ============    ============

[RESTUBBED]

                                                                          Additional
                                                                           Paid-In
                                                                           Capital          Deficit            Total

Balances, December 31, 1999                                              $ 13,369,831    $(14,153,079)   $   (719,358)


Issuance of common shares in private placement transactions                   447,000              --         450,000
Issuance of common shares to officer pursuant to the
   amendment of an employment agreement                                         2,000              --           2,500
Issuance of common shares in payment of deferred consulting fees               42,000              --          52,500
Issuance of common shares to acquire Internet Domain name                      10,000              --          12,500
Issuance of warrants to purchase common stock                                   8,999              --           8,999
Issuance of common shares in payment of expenses                                2,598              --           3,248
Cancellation of a private placement transaction                              (198,000)             --        (200,000)
Cancellation of common shares issuable to officers and directors, former officers and directors and certain consultants in connection with cancellation of employment agreements and consulting
   agreements                                                               1,262,306              --       1,243,931


Net Loss                                                                           --      (1,496,836)     (1,496,836)
                                                                         ------------    ------------    ------------

Balances, September 30, 2000                                             $ 14,946,734    $(15,649,915)   $   (642,516)
                                                                         ============    ============    ------------

                             See Accompanying Notes

                                 FuelNation INC.
                       (FORMERLY REGENESIS HOLDINGS, INC.)

                       CONDENSED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                               2000          1999
                                                                           -----------    -----------
Cash Flows from Operating Activities:
   Net loss                                                                $(1,496,836)   $(1,093,487)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                                          21,204          3,150
         Provision for advances toward proposed acquisition                    454,444             --
         Expenses paid by issuance of common stock, options and warrants        11,462        170,050
         Other non cash charges                                                 68,969             --
         Changes in operating assets and liabilities:
            Deposits and other assets                                          (45,585)       (21,593)
            Accounts payable, accrued expenses, and
               other current liabilities                                       420,507        332,959
                                                                           -----------    -----------
                  Net cash used in operating activities                       (565,835)      (608,921)
                                                                           -----------    -----------

Cash Flows from Investing Activities:
   Advances toward pending acquisition                                        (298,952)            --
   Purchase of equipment                                                       (10,101)       (26,698)
                                                                           -----------    -----------
                  Net cash used in investing activities                       (309,053)       (26,698)
                                                                           -----------    -----------

Cash Flows from Financing Activities:
   Net proceeds from issuance of common stock                                  450,000        511,730
   Proceeds from convertible demand loan                                            --        100,000
   Repayment of loans payable                                                  (20,000)            --
   Proceeds of loans from officers and stockholders                            442,210         26,025
   Repayment of loans to officers and stockholders                             (98,048)        (2,800)
                                                                           -----------    -----------
                  Net cash provided by financing activities                    774,162        634,955
                                                                           -----------    -----------


Net Decrease in Cash                                                          (100,726)          (664)

Cash, Beginning of Period                                                      101,835         20,748
                                                                           -----------    -----------

Cash, End of Period                                                        $     1,109    $    20,084
                                                                           -----------    -----------

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest:                               $        --    $        --
                                                                           ===========    ===========

Supplemental Schedule of Non Cash Investing and Financing Activities:
   Nine Months Ended September 30, 2000:

      Issuance of 250,000 shares of common stock to acquire the URL address Music 411.com, valued at $12,500.

      Issuance of an aggregate of 1,050,000 shares of common stock in connection with three consulting agreements, valued at $52,500.


                             See Accompanying Notes

                                    FuelNation INC.
                          (FORMERLY REGENESIS HOLDINGS, INC.)

                     CONDENSED STATEMENTS OF CASH FLOWS, Continued

                     NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                      (Unaudited)

         Issuance of an aggregate of 50,000 shares of common stock in connection with the amendment of an employment agreement with. an officer, valued at $2,500.

         Cancellation of 1,837,482 shares of common stock issuable to officers and directors, former officers and directors and certain consultants in connection with cancellation of employment agreements and consulting agreements, valued at $1,243,931.

         Nine Months Ended September 30, 1999:

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


                             See Accompanying Notes

                                 FuelNation Inc.
                       (FORMERLY REGENESIS HOLDINGS, INC.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

             On October 13, 2000, the Company (formerly Regenesis Holdings, Inc.) announced that it closed on a transaction whereby Triad Petroleum, LLC ("Triad"), a privately held provider of e-commerce and management services to the petroleum industry and owners of the trademark FuelNation, acquired controlling interest in the Company through a stock purchase agreement (see Note 8). In connection with the closing of the transaction Regenesis Holdings, Inc, changed its name to FuelNation Inc.

         Basis of Presentation

             In 1997, the Company sold all of its existing operations, which consisted of Domino's Pizza franchises in Poland and Medical Centers located in Southeast Florida, and became a holding company, with no operating subsidiaries. In 1999, the Company acquired the assets of NetDisc, Inc. ("NetDisc") for the purpose of pursuing internet advertising opportunities, although to date, the Company has generated no revenues from such activities. In connection with the completion of the transaction with Triad, the Company has ceased pursuing Net Disc's operations.

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

             The accompanying unaudited condensed financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited condensed financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission. The December 31, 1999 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

             In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

                                 FuelNation Inc.
                       (FORMERLY REGENESIS HOLDINGS, INC.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

         Going Concern

             The report of the Company's independent certified public accountants on their audit of the Company's December 31, 1999 financial statements contained uncertainties relating to the Company's ability to continue as a going concern. As shown in the accompanying financial statements, the Company incurred a loss of $1,496,836 for the nine months ended September 30, 2000, and had a working capital deficiency and a stockholders' deficiency of $643,678 and $642,516, respectively, at September 30, 2000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments relating to the outcome of this uncertainty.

         Liquidity and Plan of Operations

             As of September 30, 2000, the Company had cash of $1,109 and a working capital deficiency of $643,678.

             The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been from the cash generated through the private placement of equity and/or debt securities and from advances from its officers and directors. The Company has completed the transaction with Triad Petroleum LLC (see Note 8) in order to eventually achieve profitable operations. However, there can be no assurance that the Company will be successful in achieving profitable operations or acquiring additional capital or that such capital, if available, will be on terms and conditions acceptable to the Company.

         Reclassifications

             Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.

         Restatement of September 30, 1999

             Results of operations for the nine months ended September 30, 1999, have been restated to include the adjustments as outlined below:

             Net loss as originally reported                       $ (1,057,332)
             Accrual of unpaid salaries and wages including
                related taxes                                         (  36,155)
                                                                   ------------

             Net loss as restated                                  $( 1,093,487)
                                                                   ============

                                 FuelNation Inc.
                       (FORMERLY REGENESIS HOLDINGS, INC.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

NOTE 2.  ADVANCES TOWARD PROPOSED   ACQUISITION

             The Company entered into a preliminary letter of intent in 1999 (the "Preliminary LOI") to acquire all of the assets and assume certain liabilities of the entity formerly known as Red Ant Entertainment ("Red Ant").

             In accordance with the terms of the Preliminary LOI both the Company and the seller each loaned $75,000 to MCCC Acquisition, LLC ("MCCC") the owner of the assets and such funds were simultaneously advanced to Management West International, Inc. ("Management West") which is the entity that was managing the assets until completion of the acquisition by the Company. In addition, through September 30, 2000, the Company advanced $379,444 to Management West to cover a portion of their operating expenses.

             Pursuant to the terms of the Preliminary LOI, the purchase price was to be comprised of $300,000 of cash, 300,000 shares of restricted common stock of the Company, a three year warrant to purchase 100,000 shares of common stock of the Company at an exercise price of $3.00 per share, plus the liabilities assumed. The Company's $75,000 loan to MCCC was to be forgiven. All operating advances made by the Company through the date of closing of the purchase were to be considered as part of the purchase price for financial reporting purposes. Accordingly, such advances were capitalized as advances toward proposed acquisition in the accompanying financial statements. During the nine months ended September 30, 2000, the Board of Directors of the Company determined that completion of the proposed acquisition would not be in the best interests of the Company. Accordingly, the $454,444 balance of advances toward proposed acquisition were charged to operations during the nine months ended September 30, 2000.

NOTE 3.  LOANS PAYABLE

             On August 12, 1999 and December 30, 1999, the Company borrowed an aggregate of $100,000 from a third party, a principal of whom is also a shareholder of the Company. The loan was payable in full on or before July 1, 2000 and bore interest at 2% above the base rate of the Bank of England, compounded daily and all interest was payable at maturity.

             Effective September 29, 2000, the Company reached an agreement with the lender whereby all principal and accrued interest due under the loan was satisfied in full by payment of $100,000, which payment was made on October 25, 2000, from funds advanced to the Company by Triad.

             On October 31, 1999, the Company borrowed $75,000 from a third party. The loan was payable in full on its extended due date of April 14, 2000. The unpaid principal balance on the loan as of September 30, 2000, was $30,000. The loan bears interest at 12% per annum and all interest is payable at maturity. In accordance with the terms of the loan agreement, the Company granted the lender an aggregate of 19,000 shares of the Company's common stock and further agreed to issue the lender an additional 2,500 shares of the Company's common stock for each seven day period beginning on December 16, 1999 through the date of final

                                 FuelNation Inc.
                       (FORMERLY REGENESIS HOLDINGS, INC.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

             payment of all principal and accrued interest. For the nine months ended September 30, 2000, the Company recorded as issuable an aggregate of 64,974 shares of common stock to the lender in accordance with the terms of the loan agreement, which were valued at $3,248. The value of the shares issued is included in interest expense in the accompanying financial statements. At September 30, 2000, the unpaid principal balance on the loan was $30,000. The number of shares of common stock to be issued is presently in dispute. The Company is presently negotiating with the lender to reach agreement on the method of repayment of the outstanding balance of principal and accrued interest, as well as the number of shares of common stock to be issued.

NOTE 4.  CONVERTIBLE DEMAND LOAN

             On September 8, 1999, the Company borrowed $100,000 from a third party. The loan bore interest at the rate of 12% per annum and all interest was payable at maturity. The loan was payable in full within 60 days after receiving a notice of demand from the lender. At the option of the lender the loan was convertible into 75,000 shares of the Company's common stock at a per share price of $1.33. In connection with the loan, the Company issued to the lender a two year warrant to purchase 20,000 shares of the Company's common stock at an exercise price of $2.50 per share and a one year option to purchase an additional 100,000 shares of the Company's common stock at a price to be determined by negotiation between the parties. The warrant and the option were valued at an aggregate of $2,333. Effective September 29, 2000, the Company reached agreement with the lender whereby all principal and accrued interest due under the loan was satisfied by the issuance of 100,000 shares of common stock of the Company, which will be made available from shares placed into escrow by certain shareholders in connection with the terms of the Share Sale and Contribution Agreement between the Company and Triad ( see Note 8). As a condition of the agreement the lender relinquished all rights to the warrant and option to purchase 20,000 and 100,000, shares of the Company's common stock, respectively. The warrant and option have been cancelled.

NOTE 5 . RELATED PARTY TRANSACTIONS

             During the nine months ended September 30, 2000, the Company received an aggregate of $442,210 of advances from officers, former officers and stockholders and made payments to such individuals aggregating $98,048.

             During the quarter ended September 30, 2000, all amounts due to such individuals (net of offsets for assets transferred at net book value) aggregating $473,423, was waived by such individuals pursuant to the terms of letter agreements, whereby such individuals waived all of their rights to receive any amounts due and such amounts were contributed to paid in capital in the accompanying condensed balance sheet as of September 30, 2000.

             In addition, pursuant to the terms of the aforementioned letter agreements such individuals relinquished all of their rights to receive unpaid accrued compensation, as well as future compensation pursuant to the terms of their respective employments agreements. As a result,

                                 FuelNation Inc.
                       (FORMERLY REGENESIS HOLDINGS, INC.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

             $656,093 of amounts due to such individuals was contributed to paid in capital in the accompanying condensed balance sheet as of September 30, 2000.

             As of September 30, 2000, the Company had received $60,107 in working capital advances from Triad. Subsequent to September 30, 2000, Triad advanced an additional $340,000 to the Company, which was used to satisfy the terms of settlement agreements with regard to outstanding liabilities of the Company (see Note 8).

NOTE  6. STOCKHOLDERS' EQUITY

             During the nine months ended September 30, 2000, the Company sold 300,000 shares of common stock (which includes the 200,000 shares discussed in the following paragraph) at prices ranging from $1.00 to $3.00 per share and received an aggregate of $450,000 of cash.

             On January 20, 2000, the Company entered into an agreement to sell 200,000 shares of common stock at a price of $1.00 per share in a private placement transaction. The purchaser of the shares deposited the $200,000 purchase price with the Company's counsel for the benefit of the Company until completion of the proposed acquisition described in Note 2. On June 15, 2000, counsel for the Company released the funds to the Company and $145,000 of such funds were advanced in connection with the proposed acquisition and $55,000 of such funds were utilized for general working capital purposes. The 200,000 shares were recorded as issuable in the Company's financial statements as of June 15, 2000. Effective September 29, 2000, pursuant to the terms of an Agreement of Settlement and Release, the Company agreed to repay the $200,000 of cash proceeds received and was released from all claims of any kind that could be asserted by the purchaser of the shares. At September 30, 2000, the $200,000 liability is reflected as a refund payable in the accompanying condensed balance sheet. The amount was paid in full on October 25, 2000, with funds advanced to the Company by Triad.

             In January 2000, the Company purchased the URL address Music 411.com from the father of the former Chairman of the Board of Directors in exchange for 250,000 restricted shares of the Company's common stock, which was valued at $ 12,500. In September 2000, the address was sold to the father of the former Chairman of the Board of Directors for $10.00 and the balance of $12,490 was charged to operations in the accompanying condensed statement of operations.

             On January 5, 2000, the Company granted options to three officers to purchase up to an aggregate of 800,000 shares of common stock at an exercise price of $.25 per share. Pursuant to the terms of the letter agreements with these individuals described in Note 7, the options were cancelled during the quarter ended September 30, 2000.

             On January 5, 2000 the Company granted 50,000 shares of Common Stock to its Executive Vice President of Entertainment / Music Development in connection with a one year extension of his employment agreement. The shares were recorded at their established fair market value of $2,500. Pursuant to the terms of the letter agreement with this individual described in Note 7, the 50,000 shares were cancelled during the quarter ended September 30, 2000.

                                 FuelNation Inc.
                       (FORMERLY REGENESIS HOLDINGS, INC.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

             In January 2000, the Company entered into three consulting agreements which provided for an aggregate of $20,000 per month in consulting fees and the issuance of an aggregate of 1,050,000 shares of common stock valued at $.05 per share. Based upon quoted prices between dealers the $.05 per share was considered to be equivalent to the estimated fair market value per share of the Company's common stock on the date of the transaction. The agreements are for a period of three years. The $52,500 value associated with the common stock was recorded as deferred consulting fees and was amortized through September 30, 2000, using a three year term. Effective September 29, 2000, pursuant to the terms of a settlement agreement, two of the consultants agreed to accept an aggregate of 400,000 shares of the Company's common stock in full settlement of all of the Company's obligations under the terms of two of the three consulting agreements and such agreements were cancelled. The 400,000 shares of common stock to be issued will be made available from shares placed in escrow by certain shareholders in connection with the terms of the Share Sale and Contribution Agreement between the Company and Triad (see Note 8). The 1,000,000 shares of common stock previously issuable by the Company have been reflected as a reduction in common shares outstanding in the accompanying condensed financial statements as of September 30, 2000.

             At September 30, 2000, the Company had reserved 4,466,000 shares of common stock for issuance pursuant to the terms of its stock option plan and other outstanding options and warrants.

             The Company's Stock Option Plan (the "Plan") provides for the issuance of options to purchase a maximum of 4,000,000 shares of common stock.

             A summary of the status of all options outstanding under the Plan as of September 30, 2000, and changes during the nine months ended September 30, 2000, are presented below (see Notes 3 and 4):

                                             Option        Market       Average
                                              Price        Price       Remaining
                                             at Date       at Date       Term
                              Shares         of Grant      of Grant    in Years
                              ------         --------      --------    --------

        Balance at
           Beginning
           of  Period           50,000         $1.00         $.07         1.8
        Options
           Granted              800,000         $.25         $.05         3.4
        Options
           Exercised                  -            -             -        -
        Options
           Forfeited           (850,000)     $.25 - $1.00  $.05-$.07      3.0
        Balance at
           End of
           Period                     -            -             -        -
        Options
           Exercisable
           At End of
           Period                     -            -             -        -

                                 FuelNation Inc.
                       (FORMERLY REGENESIS HOLDINGS, INC.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

NOTE 7 . COMMITMENTS AND CONTINGENCIES

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

             On May 19, 1999, a majority of the parties named in the aforementioned lawsuits, including another California state court action entitled Elpoint, L.L.C., et al. v. Mitchell Rubinson, et al., filed in the Superior Court, attended mediation which resulted in a settlement which required, among other things, the dismissal of all three lawsuits. The Company was not a named party in the California state court action. Additionally, the Company is not obligated to contribute financially to the settlement. Although, the Company did not attend the mediation, the Company was an intended beneficiary of the settlement. Mitchell Rubinson and Larry Rutstein, former officers of the Company, alleged certain indemnification rights against the Company as part of the settlement and notified the Company of such a reservation subsequent to their execution of the settlement agreement. The Company cannot opine upon the validity of such claims as no action has been filed against the Company in that regard. However, the Company believes the probability that Messrs. Rubinson and Rutstein could sustain a claim against the Company based upon the settlement agreement is remote, accordingly, no provision for any potential claims associated with these matters has been recorded in the accompanying condensed financial statements. The Company would vigorously defend any such claims in the event they are filed. Mitchell Rubinson has notified the Company of alleged indemnification rights as to any funds paid for settlement and any attorney's fees incurred in the above mentioned actions.

             On December 16, 1999, the Judge presiding over the Superior Court of California state court action entered an order granting the plaintiff's motion to enforce the settlement under California Code of Civil Procedure ss. 664.6.

             At September 30, 2000, the Company was not a party to any pending litigation.

                                 FuelNation Inc.
                       (FORMERLY REGENESIS HOLDINGS, INC.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

         Operating Leases

             The Company leased office space in Miami, Florida pursuant to the terms of a sublease agreement expiring by its original terms in May 2002. On October 25, 2000, the Company and the landlord entered into an agreement of Surrender and Termination of Sublease (the "Agreement") whereby the Company agreed to forfeit its lease deposit of $8,733 and make a settlement payment of $40,000 in exchange for termination of all of the Company's obligations under the sublease. The $40,000 payment was made on October 25, 2000, from funds advanced to the Company by Triad. Results of operations for the nine months ended September 30, 2000, reflect a charge of $48,733 with respect to forfeiture of the lease deposit and accrual of the $40,000 settlement payment.

             On June 16, 2000, the Company entered into an office lease in New York City for a period of five years and three months which provided for rental payments aggregating approximately $448,000. The lease required a security deposit of $45,585. On September 11, 2000, the Company, with the consent of the lessor, assigned all of its rights and interests in the lease to its former president who assumed all of the Company's obligations under the lease. The $45,585 security deposit under the lease was applied against amounts due to the former president at the date of his resignation on August 28, 2000.

         Employment Agreements

             As of September 30, 2000, all of the Company employment agreements with its officers and former officers have been cancelled and the parties to such agreements have relinquished their rights to any accrued unpaid compensation, future compensation and their rights to receive certain shares of common stock and options to purchase common stock. The Company has no continuing obligations under any of these agreements and all of the agreements have been cancelled.

             The Company is currently negotiating an employment agreement with its Chairman, Chief Executive Officer and President. Such agreement is expected to provide an annual salary of $240,000, and will include as yet undetermined stock based compensation and customary change of control provisions.

         Other

             In November 1999, the Company entered into an agreement with JW Genesis Capital Markets, Inc. ("JW Genesis"), whereby JW Genesis will act as a financial advisor to the Company and as its exclusive placement agent in connection with any proposed offering or private placement by the Company of any equity or debt securities. Pursuant to the terms of the agreement, JW Genesis will be paid a nonrefundable fee of $6,250 upon execution of the agreement and a monthly fee of $6,250 for each month following the date of execution of the agreement for a minimum period of three months. In addition, the Company issued to JW Genesis a five year warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $2.50 per share. The agreement provides, among other things, that JW Genesis would be paid an investment banking fee and would be fully reimbursed for all out-of-pocket expenses in connection with the completion of any securities offerings contemplated by the agreement. The warrant was recorded at its estimated fair market value of $11,558.

                                 FuelNation Inc.
                       (FORMERLY REGENESIS HOLDINGS, INC.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

             As of September 30, 2000, other current liabilities in the accompanying condensed balance sheet include $25,000 due to JW Genesis pursuant to the agreement.

             On March 7, 2000, the Company entered into a three year consulting agreement which provides for a monthly fee of $3,000, $5,000 and $7,000 in years one through three, respectively. In addition, the agreement provides for the issuance of three Common Stock Purchase Warrants to purchase an aggregate of 216,000 shares of common stock. Each warrant is exercisable for a period of five years and a warrant to purchase 72,000 shares is immediately exercisable at an exercise price of $2.50 per share; a warrant to purchase 72,000 shares is exercisable in one year at an exercise price of $5.00 per share; and a warrant to purchase 72,000 shares is exercisable in two years at an exercise price of $7.50 per share. The agreement may be terminated by either party on the first or second anniversary date of the contract and warrants not exercisable as of the termination date are forfeited. The warrants were recorded at their estimated fair market value of $8,999. At September 30, 2000, other current liabilities in the accompanying condensed balance sheet included $20,466 due to the consultant pursuant to this agreement.

             At September 30, 2000, the Company was party to a total of two consulting agreements both of which are for terms of three years and require minimum future payments as follows:

              Twelve Months Ending September 30,

              2001                                              $     48,000
              2002                                                    72,000
              2003                                                    42,000
                                                                  ----------
              Total                                              $   162,000
                                                                 ===========


NOTE 8 . SUBSEQUENT EVENTS

             On October 13, 2000, Triad acquired 96% of the voting equity of the Company pursuant to the terms of a Share Sale and Contribution Agreement ("the Agreement") dated as of September 14, 2000, whereby the Company agreed to issue a total of 94,000,000 shares of common stock and 5,000,000 shares of newly designated Series D Preferred stock, convertible into 50,000,000 shares of common stock, in exchange for the assignment to the Company by Triad of its exclusive 50 year license and distribution rights under a Technology License and Marketing Agreement with E-Mation, LLC (an affiliate of Triad) which provides for the exclusive rights to make market and sell products and services using E-Mation's proprietary technology which integrates all aspects of the business operations for both wholesale distribution and retail sale of fuel. In November 2000, 5,000,000 shares of Series D Preferred Stock were converted into 50,000,000 shares of common stock. The Company believes the exclusive license will afford it a number of revenue generating opportunities in the petroleum industry, although there can be no assurance that any such opportunities will materialize or any significant revenues will be generated. There is no significant operating history with respect to this asset.

                                 FuelNation Inc.
                       (FORMERLY REGENESIS HOLDINGS, INC.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

             Subsequent to September 30, 2000, the Company filed amendments to its Articles of Incorporation changing the name of the Company to FuelNation Inc. and increasing the number of authorized shares to 350,000,000 shares from 100,000,000 shares and increasing the number of authorized shares of preferred stock to 20,000,000 shares from 10,000,000 shares. No changes were made to the par value per share of the common or preferred stock.

             In connection with the closing of the Triad transaction, Mr. Adler placed approximately 1,260,000 shares of the Company's common stock, owned by him, into an escrow account. The purpose of the escrow account was to ensure the satisfaction of certain of the Company's pre-closing liabilities, as well as any claims asserted against the Company for the issuance of shares of the Company's common stock (provided that such pre-closing liabilities or claims arise out of Company transactions entered into prior to October 13,
             2000). As of such date, approximately $640,000 of such liabilities remained outstanding. On October 25, 2000, the Company used all the proceeds of a $340,000 loan from Triad to satisfy a portion of such liabilities and, pursuant to the terms of the escrow agreement with Mr. Adler, the Company received 340,000 shares of the Company's common stock for cancellation. Mr. Adler has the right to use any of these shares held in escrow to settle creditors claims at any time prior to the Company settling such claims. In addition, prior to the Company selling Mr. Adler's shares to a third party or using Mr. Adler's shares to settle claims, Mr. Adler has forty eight hours to purchase such shares on the same terms and conditions as such third party sale, except for the $340,000 of claims that have been settled. As of November 15, 2000, an additional 410,000 shares have been released from escrow in order to satisfy third party claims for Company common stock. Approximately 500,000 shares remain in escrow in order to satisfy certain existing Company obligations to issue common stock or make cash payments.

             Subsequent to September 30, 2000, Triad has advanced a total of $1,083,865 to the Company, $340,000 of which was used to pay outstanding liabilities as of September 30, 2000, and $743,865 of which was used for current working capital purposes.

         ITEM   2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OR PLAN OF OPERATIONS

         Forward-Looking Statements

             The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Report are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will depend on business, financial, and other factors beyond the Company's control, including, among others, prevailing changes in customer preferences. There can be no assurance that the Company will be successful in implementing its business strategy. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Certain of these risks and uncertainties are described from time to time in the Company's filings with the Securities and Echange Commission, including without limitation, as set forth under the heading "Factors Affecting Future Performance" below. The Company accepts no obligation to update these forward-looking statements and does not intend to do so. Words used in this Report such as "expects," "believes," "estimates" and "anticipates" and variations of such words and similar expressions are intended to identify such forward-looking statements.

         FACTORS AFFECTING FUTURE PERFORMANCE

         A Market for the Company's Products and Services May Not Materialize

              The Company's inventory management system is a development stage technology. Whether, and the manner in which, the market for its products and services will grow is uncertain. The market for its products and services may be inhibited for a number of reasons, including:

                        o the reluctance of businesses to adopt the its products and services;
                        o alternative, competitive models to the Company's products and services;
                        o the Company's failure to successfully market its products and services to new customers; and
                        o the Company's inability to maintain and strengthen its brand awareness.

         Early Stage of Development; Technological Uncertainty

              The Company's inventory management technology is at an early stage of development. All of the Company's potential products and services are in development, and no revenues have been generated from sales. There can be no assurance that any of the Company's potential products and services can be successfully developed.

         Need for Additional Funds; Risk of Insolvency

              The Company's operations to date have consumed substantial amounts of cash. The Company's independent auditors have included an explanatory paragraph in their opinion with respect to the Company's ability to continue as a going concern. The Company will need to raise substantial additional funds to continue its operations. The Company intends to seek additional funding through public or private financings and including equity financings. Adequate funds for these purposes, whether obtained through financial markets, collaborative agreements or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company: to delay, scale back or eliminate some or all of its product and services development programs; to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself; to sell itself to a third party; to cease operations; or to declare bankruptcy. The Company's future cash requirements will be affected by results of product development.

         Limited Sales, Marketing and Distribution Experience

              The Company has very limited experience in sales, marketing and distribution. In order to market and sell certain products and services directly, the Company will have to develop or subcontract a sales force and a marketing group.

         Potential Adverse Effect of Technological Change and Competition

              The inventory management industry is competitive. The Company has numerous competitors in the United States and other countries for their respective technologies products and services under development. There can be no assurance that the Company's competitors will not succeed in developing products and services that are more effective than any which have been or are being developed by the Company which would render the Company's technology and products non-competitive. Many of the Company's competitors have substantially greater financial, technical, marketing and human resources than the Company.

         Management of Growth; Dependence on Senior Management and Other Key Employees

              The Company's ability to effectively manage its future growth, if any, will require it to develop, and continue to improve, the Company's operational, financial and management controls, accounting and reporting systems, and other internal processes. There can be no assurance that the Company will be able to make improvements in an efficient or timely manner or that any such improvements will be sufficient to manage its growth, if any. If the Company is unable to manage growth effectively, its business, operating results and financial condition would be materially adversely affected.

              The Company's success depends to a significant extent upon its senior management and certain other key employees of the Company. The loss of the service of senior management or other key employees could have a material adverse effect on the Company. Furthermore, the Company believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales and marketing personnel. Competition for such personnel is intense, and the Company expects that such competition will continue for the foreseeable future. The failure to attract or retain such personnel could have a material adverse effect on the Company's business, operating results and financial condition.

         Technological Change

              The market for the Company's products and services is characterized by a high degree of technological change, frequent new product introductions, evolving industry standards and changes in customer demands. The introduction of competitive products embodying new technologies and the emergence of new industry standards could render the Company's existing products and services obsolete and unmarketable. The Company's future success will depend in part on its ability to enhance existing products and services, to develop and introduce new products and services to meet diverse and evolving customer requirements, and to keep pace with technological developments and emerging industry standards such as new inventory management systems, hardware platforms, user interfaces and storage media. The development of new products and services or enhanced versions of existing products and services entails significant technical risks. There can be no assurance that the Company will be successful in developing and marketing product and service enhancements or that new products will respond to technological change or evolving industry standards, or that the Company will not experience difficulties that could delay or prevent the successful development, introduction, implementation and marketing of these products and enhancements, or that any new products and services and product and service enhancements the Company may introduce will achieve market acceptance.

         International Sales and Operations

              The Company believes that future revenues, if any, and future operating results will depend in part on its ability to establish sales in international markets. There can be no assurance that the Company will be able to establish international market demand for its products and services or hire additional qualified personnel who will successfully be able to market its products internationally. The Company's international sales may be subject to the general risks inherent in doing business abroad, including unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and difficulties of localizing products and services for foreign countries, lack of acceptance of localized products and services in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on the repatriation of earnings, the burdens of complying with a wide variety of foreign laws and economic instability. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on its business, operating results and financial condition.

              Assuming the Company develops international sales, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive, and, therefore, potentially less competitive in those markets. To the extent that the U.S. dollar strengthens against foreign currencies in international markets in which the Company maintains operations, its net assets that are denominated in such foreign currencies will be devalued, resulting in a foreign currency translation loss.


         Protection of Intellectual Property

              The Company's success may depend upon its confidential and proprietary intellectual property. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect Intellectual Property rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of attempting to protect it's proprietary rights will be adequate or that its competitors will not independently develop similar or competitive technology.

              The Company is not aware that any of its products infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. Defense of any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment and service delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect on its business, operating results and financial condition.

         Dependence on Licensed Technology

              The Company relies on certain technology that it licenses from third parties, including technology that is used to perform certain functions in its products and services. Any significant interruption in the availability of such third-party technology could have a material adverse impact on its sales unless and until the Company can replace the functionality provided by these technologies. In addition, the Company is to a certain extent dependent upon such third parties' abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company would be able to replace the functionality provided by the third party technology currently offered in conjunction with its products and services in the event that such technology becomes obsolete or incompatible with future versions of its products and services or is otherwise not adequately maintained or updated. The absence of or any significant delay in the replacement of that functionality could have a material adverse effect on its business, operating results and financial condition.

             The following should be read in conjunction with the Financial Statements of the Company and the notes thereto included elsewhere in this report on Form 10-QSB, as well as the information contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on June 23, 2000.


         General

             The report of the Company's independent certified public accountants on their audit of the Company's December 31, 1999 financial statements contained uncertainties relating to the Company's ability to continue as a going concern. As shown in the accompanying financial statements the Company incurred a loss of $1,496,836 for the nine months ended September 30, 2000, and had a working capital deficiency and a stockholders' deficiency of $643,678 and $642,516, respectively, at September 30, 2000. These factors among others raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments relating to the outcome of this uncertainty.

             As of September 30, 2000, the Company had cash of $1,109 and a working capital deficiency of $643,678.

             The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been from the cash generated through the private placement of equity and/or debt securities and from advances from its officers and directors. The Company has completed the transaction with Triad Petroleum LLC (see "Managements Discussion and Analyses or Plan of Operations-General") in order to eventually achieve profitable operations. However, there can be no assurance that the Company will be successful in achieving profitable operations or acquiring additional capital or that such capital, if available, will be on terms and conditions acceptable to the Company.

             In 1999, the Company acquired the assets of NetDisc, Inc. ("NetDisc") for the purpose of pursuing Internet advertising opportunities, although to date, the Company has generated no revenues from such activities. In connection with the completion of the transaction with Triad the Company has ceased pursuing Net Disc's operations. In addition, during 1999, the Company entered into a preliminary letter of intent (the "Preliminary LOI") to acquire all of the assets and assume certain liabilities of the entity formerly known as Red Ant Entertainment ("Red Ant"). In accordance with the terms of the Preliminary LOI both the Company and the seller each loaned $75,000 to MCCC Acquisition, LLC ("MCCC") the owner of the assets and such funds were simultaneously advanced to Management West International, Inc. ("Management West") which is the entity that was managing the assets until completion of the acquisition by the Company. In addition, through September 30, 2000, the Company advanced $379,544 to Management West to cover a portion of their operating expenses.

             Pursuant to the terms of the Preliminary LOI, the purchase price was to be comprised of $300,000 of cash, 300,000 shares of restricted common stock of the Company, a three year warrant to purchase 100,000 shares of common stock of the Company at an exercise price of $3.00 per share, plus the liabilities assumed. The Company's $75,000 loan to MCCC was to be forgiven. All operating advances made by the Company through the date of closing of the purchase were to be considered as part of the purchase price for financial reporting purposes, accordingly, such advances were capitalized as advances toward pending acquisition in the accompanying financial statements. During the nine months ended September 30, 2000, the Board of Directors of the Company determined that completion of the acquisition would not be in the best interests of the Company. Accordingly, the $454,444 balance of advances toward pending acquisition was charged to operations during the quarter ended September 30, 2000.

             On December 15, 1998, the Company's common stock was delisted from the OTC Bulletin Board for failure to comply with Rule 15c-211. On June 30, 2000, the common stock resumed trading on the OTC Bulletin Board.

             On October 13, 2000, Triad acquired 96% of the voting equity of the Company pursuant to the terms of a Share Sale and Contribution Agreement ("the Agreement") dated as of September 30, 2000, whereby the Company agreed to issue a total of 94,000,000 shares of common stock and 5,000,000 shares of newly designated Series D Preferred stock, convertible into 50,000,000 shares of common stock, in exchange for the assignment to the Company by Triad of its exclusive 50 year license and distribution rights under a Technology License and Marketing Agreement with E-Mation, LLC (an affiliate of Triad) which provides for the exclusive rights to make market and sell products and services using E-Mation's proprietary technology which integrates all aspects of the business operations for both wholesale distribution and retail sale of fuel. In November 2000, the 5,000,000 shares of Series D Preferred Stock were converted into 50,000,000 shares of common stock. The Company believes the exclusive license will afford it a number of revenue generating opportunities in the petroleum industry, although there can be no assurance that any such opportunities will materialize or any significant revenues will be generated. There is no significant operating history with respect to this asset.

             Subsequent to September 30, 2000, the Company filed amendments to its Articles of Incorporation changing the name of the Company to FuelNation Inc. and increasing the number of authorized shares to 350,000,000 shares from 100,000,000 shares and increasing the number of authorized shares of preferred stock to 20,000,000 shares from 10,000,000 shares. No changes were made to the par value per share of the common or preferred stock.

             In connection with the closing of the Triad transaction, Mr. Adler placed approximately 1,260,000 shares of the Company's common stock, owned by him, into an escrow account. The purpose of the escrow account was to ensure the satisfaction of certain of the Company's pre-closing liabilities as well as any claims asserted against the Company for the issuance of shares of Company Common Stock (provided that such pre-closing liabilities or claims arise out of Company transactions entered into prior to October 13). As of such date, approximately $640,000 of such liabilities remained outstanding. On October 25, 2000, the Company used all the proceeds of a $340,000 loan from Triad to satisfy a portion of such liabilities and, pursuant to the terms of the escrow agreement with Mr. Adler, received 340,000 shares of the Company's common stock for cancellation. Mr. Adler has the right to use any of these shares held in escrow to settle creditors claims at any time prior to the Company settling such claims. In addition, prior to the Company selling Mr. Adler's shares to a third party or using Mr. Adler's shares to settle claims; Mr. Adler has forty eight hours to purchase such shares on the same terms and conditions as such third party sale, except for the $340,000 of claims that have been settled. As of November 15, 2000, an additional 410,000 shares have been released from escrow in order to satisfy third party claims for Company Common Stock. Approximately 500,000 shares remain in escrow in order to satisfy certain existing Company obligations to issue Common Stock or make cash payments.

         Results of Operations

             For the nine months ended September 30, 2000 and 1999 the Company generated no revenues, and incurred net losses of $1,496,836 and $1,093,487, respectively.

             Operating expenses for the nine months ended September 30, 2000 and 1999 aggregated $1,606,567 and $1,106,387, respectively and were comprised as follows:

                                                            2000          1999
                                                            ----          ----

             Salaries and wages including related taxes  $ 450,219     $ 431,455
             Legal and professional                        173,951        99,084
             Marketing and promotion                        13,573       132,054
             Travel                                         65,858       102,287
             Consulting fees                               196,466       189,215
             Rent                                           57,776        29,533
             Office expense                                 35,129        32,888
             Depreciation and amortization                  21,204         3,150
             Other general and administrative              137,947        86,721
             Write-off of advances toward pending
                 acquisition                               454,444             -
                                                        -----------  -----------
             Total                                     $ 1,606,567   $ 1,106,387
                                                         =========    ==========


             Salaries and wages including related taxes increased $18,764 in the nine months ended September 30, 2000, as a result of employment of five executive officers, as well as employment of administrative and support staff, some of which were not employed by the Company during the full nine months ended September 30, 1999.

             Legal and professional fees increased $74,867 in 2000 when compared to 1999, primarily as a result of expenses associated with the engagement of outside professionals to assist the Company in preparing its financial statements, as well as additional legal fees associated with the proposed acquisition, and other general corporate matters.

             The $132,054 of marketing and promotion costs in 1999, relates to the initial marketing launch of the Company's NetDisc products, including the cost of producing the CD Rom discs. The $13,573 of marketing and promotion costs in 2000 relates to continued efforts to market the NetDisc products. In connection with the completion of the transaction with Triad the Company has ceased Net Disc's operations.

             Travel expense decreased by $36,429 in 2000 as a result of a decrease in travel costs associated with the raising of capital, as well as the pursuit of potential acquisitions and the cost associated with the initial marketing and promotion of the NetDisc CD Rom product in 1999.

             Consulting fees of $196,466 in 2000 consist of $164,212 related to the proposed acquisition, $32,254 of investment banking and public relations expenses relating to pursuit of additional capital for the Company. Consulting fees of $189,215 in 1999 consist of $170,050 of compensation expense associated with the issuance of common stock to various individuals in exchange for services performed, as well as $19,165 of consulting fees paid in connection with general corporate matters.

             Rent expense in 2000 aggregated $57,776 and related to the opening of corporate offices in Miami, Florida and New York City in late 1999. The $29,533 in 1999 related primarily to sub lease costs for temporary office space The $28,243 increase in 2000 compared to 1999 is primarily attributable to costs associated with both the Miami and New York City offices for a full nine months in 2000 as compared to a lesser period in 1999.

             Office expenses and other general and administration expenses increased by $53,467 as a result of the opening of corporate offices in Miami, Florida and New York City and the overall increase in administrative activity in 2000 as compared to 1999, including settlement costs in connection with liabilities settled during the nine months ended September 30, 2000.

             Depreciation and amortization aggregated $21,204 in 2000, a significant increase over the $3,150 in 1999 due to the acquisition of a total of approximately $27,000 of furniture and equipment in the forth quarter of the year ended December 31, 1999, and $10,101 of assets purchased during the nine months ended September 30, 2000, as well as the amortization of the excess of costs over the fair value of net assets acquired associated with NetDisc and the amortization of deferred consulting fees incurred in late 1999 and the nine months ended September 30, 2000.

             Gain on settlement of payables and other income increased by $118,640 in the nine months ended September 30, 2000, as compared with the nine months ended September 30, 1999. The $131,540 for the nine months ended September 30, 2000, consists of gains from settlement of payables for less than their carrying value. The $12,900 of other income for the nine months ended September 30, 1999, consists of the collection of an account receivable, which was written off in a prior period.

             Interest expense in 2000 aggregated $21,809 resulting from $275,000 of borrowings during the fourth quarter of 1999. There were no borrowings during the nine months ended September 30, 2000.

             During the nine months ended September 30, 2000, the Board of Directors of the Company determined that completion of the proposed acquisition of the entity formerly known as Red Ant Entertainment would not be in the best interests of the Company. Accordingly, the $454,444 balance of advances toward the proposed acquisition, were charged to operations during the nine months ended September 30, 2000.

         Liquidity and Capital Resources

             For the nine months ended September 30, 2000 and 1999, net cash used in operating activities was $565,835 and $608,921, respectively. The decrease of $43,086 was primarily attributable to a higher level of non-cash charges incurred in the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999.

             Net cash used in investing activities for the nine months ended September 30, 2000 was $309,053, which was attributable to $298,952 of advances in connection with the proposed acquisition along with an aggregate $10,101 relating to payments for furniture and equipment. In 1999, net cash used in investing activities of $26,698, was attributable to payments for furniture and equipment.

             Net cash provided by financing activities for the nine months ended September 30, 2000 was $774,162 which was comprised of an aggregate of $250,000 relating to the sale of common stock in private placements and $442,210 of loans from officers and stockholders. During the nine months ended September 30, 2000, the Company made principal payments of $20,000 on outstanding loans payable and repaid $98,048 of advances to officers and stockholders. Net cash provided by financing activities for 1999 was $634,955, which was primarily attributable to proceeds received from the sale of common stock of $511,730, proceeds from the convertible demand loan of $100,000 and $23,225 of net advances from officers and stockholders.

             As of September 30, 2000, the Company had cash of $1,109 and a working capital deficiency of $643,678.

             Subsequent to September 30, 2000, Triad has advanced a total of $1,030,865 to the Company, $340,000 of which was used to pay outstanding liabilities as of September 30, 2000, and $743,065 of which was used for current working capital purposes.

             The Company's ability to meet its future obligations in relation to the orderly payment of its recurring obligations on a current basis is totally dependent on its ability to attain a profitable level of operations; receive required working capital advances from Triad or obtain capital from outside sources. The Company may raise capital from other sources, including secured or unsecured borrowings from financial institutions and other lenders or the private or public sale of debt or equity securities.

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

             As of September 30, 2000, the Company was not a party to any pending litigation.

         ITEM  2. CHANGES IN SECURITIES

             On January 5, 2000, the Company granted options to three officers to purchase an aggregate of 800,000 shares of common stock at an exercise price of $0.25 per share. Inasmuch as the purchasers were officers of the Company and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder. Pursuant to the terms of the letter agreements with the individuals, the options were cancelled during the quarter ended September 30, 2000.

             On January 5, 2000, the Company issued 50,000 shares of common stock to Gustavo Rodriquez (Vice President of Entertainment/Music Development) in connection with a one year extension of his employment agreement. Inasmuch as the purchaser was an officer and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder. Pursuant to the terms of the letter agreement with this individual the 50,000 shares were cancelled during the quarter ended September 30, 2000.

             On January 20, 2000, the Company agreed to sell 200,000 shares of common stock for a purchase price of $200,000 to Edward McCabe. The purchaser deposited the $200,000 purchase price with the Company's counsel for the benefit of the Company until completion of the acquisition of the assets of the entity formerly known as Red Ant Entertainment. On June 15, 2000, counsel for the Company released the funds to the Company and $145,000 of such funds were advanced in connection with the proposed acquisition and $55,000 of such funds were utilized for general working capital purposes. The 200,000 shares were recorded as issuable in the Company's financial statements as of June 15, 2000. Effective September 29, 2000, pursuant to the terms of an Agreement of Settlement and Release, the Company agreed to repay the $200,000 of cash proceeds received and was released from all claims of any kind that could be asserted by the purchaser of the shares. At September 30, 2000, the $200,000 liability is reflected as a refund payable in the accompanying condensed balance sheet. The amount was paid in full on October 25, 2000, with funds advanced to the Company by Triad. Inasmuch as the purchaser was an accredited investor and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

             On January 25, 2000, the Company issued 250,000 shares of common stock to Mel Adler, the father of the former Chairman of the Board of Directors, in connection with the purchase of the URL address Music 411.com. Inasmuch as the purchaser was an accredited investor and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder.

             On January 28, 2000, the Company issued 500,000 shares of common stock to Les Garland in connection with the terms of his three year consulting agreement. Inasmuch as the purchaser was an accredited investor and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder. Effective September 29, 2000, pursuant to the terms of a settlement agreement, the consultant agreed to accept an aggregate of 200,000 shares of the Company's common stock in full settlement of all of the Company's obligations under the terms of consulting agreement and such agreement was cancelled. The 200,000 shares of common stock to be issued will be made available from shares placed in escrow by certain shareholders in connection with the terms of the Share Sale and Contribution Agreement between the Company and Triad. The 500,000 shares of common stock previously issuable by the Company have been reflected as a reduction in common shares outstanding in the accompanying condensed financial statements.

             On January 28, 2000, the Company issued 500,000 shares of common stock to Brandon Phillips in connection with the terms of his three year consulting agreement. Inasmuch as the purchaser was an accredited investor and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations thereunder. Effective September 29, 2000, pursuant to the terms of a settlement agreement, the consultant agreed to accept an aggregate of 200,000 shares of the Company's common stock in full settlement of all of the Company's obligations under the terms of the consulting agreement and such agreement was cancelled. The 200,000 shares of common stock to be issued will be made available from shares placed in escrow by certain shareholders in connection with the terms of the Share Sale and Contribution Agreement between the Company and Triad. The 500,000 shares of common stock previously issuable by the Company have been reflected as a reduction in common shares outstanding in the accompanying condensed financial statements.

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

             In connection with the completion of the transaction with Triad and the cancellation of various agreements with former officers, employees, consultants and shareholders, the Company cancelled a total of 2,037,482 shares of previously issued or issuable common stock, including 1,300,000 shares relating to the issuances described above.

         ITEM  3. DEFAULTS UPON SENIOR SECURITITES

                                    None

         ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                    None

         ITEM  5. OTHER INFORMATION

                                    None

         ITEM  6. EXHIBITS AND REPORTS ON 8-K

(a.)     Index to Exhibits

                  Exhibits Description of Documents

                  3.7 Articles of Amendement to the Articles of Incorporation of Regenesis Holdings, Inc.

                  3.8 Articles of Amendement to the Articles of Incorporation of Fuelnation Inc. (formerly Regenesis Holdings, Inc.)

                  10.19 Share Sale and Contribution Agreement, dated as of September 14, 2000, and related side letter thereto, by and among Regenesis Holdings, Inc., Russell Adler for Himself and his Nominees, and Triad Petroleum LLC, incorporated by this reference to Exhibit 10.19 to the Company's 10-QSB for the period ended June 30, 2000, filed with the Securities and Exchange Commission on September 22, 2000.

                  27       Financial Data Schedule

(b.)     Reports on Form 8-K.

                  (i) On August 28, 2000, the Company reported the termination of two consulting agreements, the resignation of two Officers and Directors of the Board and the appointment of two new members to the Board of Directors.

                  (ii) On October 13, 2000, the Company reported changes in control pursuant to a Share Sale and Contribution Agreement dated as of September 30, 2000, among Triad Petroleum LLC and Russell Adler.

                                   SIGNATURES

                  In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, FuelNation Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FuelNation  Inc.

DATE:   November 20, 2000              By:   /s/   Christopher Salmonson
        -----------------                  -------------------------------
                                           Christopher Salmonson
                                           Chairman of the Board
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)



DATE:   November 20, 2000              By:   /s/   Joel Brownstein
        -----------------                  ---------------------------------
                                           Joel Brownstein
                                           Chief Financial Officer
                                               (Principal Financial Officer)