Form 10KSB
period 2000-12-31
FUELNATION INC
filed 2001-05-14
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         COMMISSION FILE NUMBER 1-12350

                                 FUELNATION INC.

                               (FORMERLY KNOWN AS
                            REGENESIS HOLDINGS, INC.)


                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


          FLORIDA                                               65-0827283
          -------                                               ----------
 (STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)


           1700 NORTH DIXIE HIGHWAY, SUITE 125, BOCA RATON, FLA 33432

               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


                                 (561) 391-5883

                           (ISSUER'S TELEPHONE NUMBER)

                       SECURITIES REGISTERED UNDER SECTION
                               12(B) OF THE ACT:

                                [--------------]

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

[Yes x No [ ]]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [________________________________].

State issuer's revenues for its most recent fiscal year. [$______________]

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. [____]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 161,433,208 as of May 9, 2001.

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

FuelNation Inc. ("FuelNation" or the "Company") is a Florida-based developer and provider of real-time e-commerce communications and energy services. FuelNation's operations are conducted through its subsidiaries, affiliates and alliances, which principally are engaged in advanced technology and services solutions for the petroleum marketing industry, i.e., oil companies, marketers, transports, gas stations and convenience stores worldwide, and the development of one of the worlds most integrated communications platform for the petroleum industry. FuelNation uses Broadband that delivers data to remote stations at speeds reaching 45Mbps, satellite technology, global positioning system (GPS) with real-time tracking and path logging of delivery vehicles. FuelNation Inc.(tm) developed the R2R(sm) communications technology which allows multiple point of sales, tank monitors, global positioning system, VSAT, wireless PDA devices, Internet phones, automated teller machines, back office software, price signs and numerous other equipment manufacturers to integrate and seamlessly exchange data in an open architecture environment. The Company is divided into three main areas: Business Division, consisting of old line economy businesses; Communications Division, consisting of state of the art communications technology; Operations Division, integrating old line economy business with state of the art technology solutions.

The Company's flagship product, a complete network management system from rack to retail ("R2R(sm)"), utilizes broadband and wireless technology. The remotely connected system, accessible via any web enabled personal digital assistant, such as a Palm Pilot, will allow Oil Producers, Major Oil Companies, Petroleum Marketers, Transports, Convenience Stores and Major Franchises to exchange data amongst several pieces of equipment simultaneously, track deliveries with global positioning systems, forecast inventory needs, manage safe deposits, monitor costs and adjust pricing in "real-time." The R2R(sm) solution increases profitability. The FuelNation advantage lies in the multiple solutions achieved through the utilization of the controller box which solves the hardware connectivity issue with a broadband satellite link-up connected to the tank monitors, point-of-sales cash registers, and many other devices. The result is a seamless solution enabling efficient economic controls without the current manual administrative headaches. Pursuant to a license agreement entered into by FuelNation and Emation LLC, an affiliate of FuelNation, FuelNation has the exclusive rights to such technology for the petroleum industry.

Marketed under the service mark R2RSM ("Rack to Retail"), this technology automates and streamlines the data collection processes for centralization, retrieval and integration of inventory, financial and accounting information in the fuel industry.

OIL PRODUCERS

Major oil companies sell petroleum in one of two ways: in a generic, unbranded form, which can be sold to any independent consumer that does not advertise a major oil company at its location; or in a branded form to a location which affiliates itself with a major oil company such as Citgo, Chevron or Texaco. Such locations are permitted to only sell the brand of fuel with which they affiliate themselves. The branded and unbranded fuel is actually the same product, with the branded fuel costing more due to advertising and marketing fees. Thus, there is incentive for a branded retailer to purchase unbranded fuel and sell it under a brand name.

As fuel leaves the terminal of the oil company (referred to as the "Rack") to be delivered to a final destination, there has been no way to assure the oil companies that the fuel dispensed at a retail location was the same branded product intended for the location and not a unbranded product. In other words, major oil companies have had no way of checking whether or not affiliated retailers were actually selling branded fuel. It is estimated that major oil companies each lose in excess of $500 million per year as a result.

FuelNation's R2RSM technology solves the problem of lack of controls in the distribution of fuel, which is faced by many major oil companies. Utilizing R2RSM, a fuel company is able to track delivery trucks, as well as monitor fuel tanks to ensure that only brand fuel is delivered to and sold by brand retailers.

MARKETERS

Marketers make the arrangements for transportation and delivery of the product from the major oil companies to the end user. Typically, a marketer will call all of its retail locations each day to determine the fuel inventory of each, and arrange for transport of additional fuel. At each retail location, both the retailer and the driver of the fuel truck will take fuel measurements before and after the delivery to verify that the quantities on the bill of lading match the delivery readings.

FuelNation's R2RSM technology eases the burden of marketers and transporters. Using R2RSM, a marketer is able to electronically assess the exact volume of fuel in a retailer's location, including the amount of fuel that has been sold by the retailer that day, and provide a cost average per gallon of fuel sold. It eliminates the need to manually measure the fuel. It also electronically sends a bill of lading to both the transporter and retailer from the oil suppler. In that respect, R2RSM saves time and money for the marketers, oil suppliers, transporters and retailers.

RETAILERS

A retailer is a local fuel station, rest stop or convenience store with fuel pumps. R2RSM technology enables the retail owner to electronically track sales and purchases of the retailer's goods and services such as fuel, beverages. The owner can see the amount of cash generated that day, and the amount of fuel sold as well as the average cost per gallon of petroleum sold. This technology enables an owner to track all aspects of a retail location, eliminating the need to take physical inventories. The system also automates approximately two-thirds of the manual processes performed daily for fuel and retail tracking.


HISTORY

FuelNation Inc. was organized under the laws of the State of Florida on July 6, 1993 under the name International Pizza Corporation. On October 30, 1995, the Company changed its name to QPQ Corporation, and on November 4, 1997, changed its name to Regenesis Holdings, Inc. On or about October 13, 2000 the Company changed its name to FuelNation Inc.

The Company was originally formed to develop and operate Domino's Pizza outlets in the Republic of Poland, through its wholly owned subsidiary, Pizza King Polska SP z.o.o. From August 1995 through September 3, 1997, the Company also operated medical centers offering primary care medical services and medically supervised weight loss programs, through its wholly owned subsidiary QPQ Medical Centers, Inc.

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

On March 18, 1999, the Company acquired all of the operating assets of NetDisc, Inc. ("NetDisc") in exchange for 10,000 shares of the Company's common stock. NetDisc is engaged in Internet advertising, and has developed CD Rom/Internet technology which directs users to the websites of advertisers. NetDisc did not generate any operating revenues for the year ended December 31, 1999. The Company assumed none of NetDisc's liabilities. As of the date of acquisition, NetDisc had work in progress for the Road & Track magazine insert and minimal assets. [Current Status?]

On August 8, 1997, the Company affected a reverse split of its outstanding common stock at the rate of 1:20, and on September 17, 1997, it affected a reverse split of its outstanding common stock at the rate of 1:3. The information in this report gives retroactive effect to such recapitalizations of the Company.

On December 15, 1998, the Company's common stock was delisted from the OTC Bulletin Board for failure to comply with Rule 15C-211. On June 30, 2000, the Company's common stock resumed trading on the OTC Bulletin Board.

As of December 31, 2000, the Company had [___________] assets and _____ of liabilities.


TRIAD'S ACQUISITION OF A CONTROLLING INTEREST IN THE COMPANY

On October 13, 2000, Triad Petroleum, LLC ("Triad") acquired 96% of the voting equity of the Company pursuant to the terms of a Share Sale and Contribution Agreement (the "Agreement") dated as of September 14, 2000. According to the Agreement, the Company agreed to issue a total of 94,000,000 shares of common stock and 5,000,000 shares of newly designated Series D Preferred stock, convertible into 50,000,000 shares of common stock, in exchange for the assignment to the Company by Triad of its exclusive 50 year license and distribution rights under a Technology License and Marketing Agreement with EMation, LLC. EMation is an affiliate of Triad that is controlled by Chris R. Salmonson, Chairman of the Board and Chief executive officer and Robert L. Simmons a former director and affiliate of FuelNation. This license agreement provides for the exclusive rights to make, market and sell products and services using EMation's R2RSMproprietary technology for the fuel industry and to market under the trade name FuelNation and use the service mark R2R.

In connection with acquisition of a controlling interest in the Company by Triad, the Company has received an assignment of the rights of Triad as a licensee under a certain License Agreement dated as of September 1, 2000 (the "License Agreement") with Emation LLC that provides for the exclusive marketing and sale rights of Emation's technology in the fuel industry.

Marketed under the trademark R2RsM ("Rack to Retail"), this technology completely automates and streamlines the data collection processes for centralization, retrieval and integration of inventory, financial and accounting information in the fuel industry. This automated system serves as a significant mechanism for companies to monitor their fuel sales, inventory, and costs. The Company expects to receive fees and/or royalty payments either on a fixed basis per month or on a per gallon basis charge. The Company intends to license its technology to service stations, truck stops and/or customers that are otherwise involved in the distribution and sale of fuel.

In part, the License Agreement provides for the following:

         (1.) The exclusive right of the Company, as the licensee there under, to use, market and sell the described technology and all improvements related thereto in the fuel industry, including all products and services related thereto.

         (2.) The licensor (Emation) has the obligation to provide cooperation to the licensee, fully develop products and services related to the technology, provide training, supply information regarding products and provide other consultation services and assistance.

         (3.) The royalty due from the Company to the licensor equals fifty percent (50%) of all net revenues generated from the licensed technology (which takes into account the costs of goods sold).

         (4.) The initial term of the License Agreement is for ten (10) years, and the Agreement may be renewed for ten (10) additional terms of five
         (5) years each, subject to the licensee providing adequate notice and otherwise complying with the provisions of the Agreement.

         (5.) The Company is obligated to use its best efforts to exploit the license rights and maximize revenues, including the bearing of all expenses related to the marketing of the products and services related to the technology. In order for the Company to maintain its exclusivity, the Company will be required to meet minimum annual net sales requirements as set forth in such agreement.

This R2RSMtechnology integrates all aspects of the business operations for both wholesale distribution and retail sale of fuel. The Company believes the exclusive license will afford it a number of revenue generating opportunities in the petroleum industry, although there can be no assurance that any such opportunities will materialize or any significant revenue will be generated. There is no significant operating history with respect to this asset.

In connection with the closing of the Triad transaction, the former chairman of the Board of Directors of the Company, Russell Adler, placed approximately 1,260,000 shares of the Company's common stock, owned by him, into an escrow account. The purpose of the escrow account was to ensure the satisfaction of certain of the Company's pre-closing liabilities, as well as any claims asserted against the Company for the issuance of shares of the Company's common stock (provided that such pre-closing liabilities or claims arise out of Company transactions entered into prior to October 13, 2000). On October 25, 2000, the Company used all of the proceeds of a $340,000 payment from Triad to satisfy a portion of such liabilities and, pursuant to the terms of the escrow agreement with Mr. Adler, the Company received 340,000 shares of the Company's common stock for cancellation. Mr. Adler has the right to use any of these shares held in escrow to settle creditors claims at any time prior to the Company settling such claims. In addition, prior to the Company selling Mr. Adler's shares to a third party or using Mr. Adler's shares to settle claims, Mr. Adler has forty-eight hours to purchase such shares on the same terms and conditions as such third party sale, except for the $340,000 of claims that have been settled. As of December 31, 2000, an additional 410,000 shares have been released from escrow in order to satisfy third party claims for Company common stock. Approximately 500,000 shares remain in escrow in order to satisfy certain existing Company obligations to issue common stock or make cash payments. As of December 31, 2000, approximately [$ ] of liabilities remained outstanding.

In November 2000, Triad converted 5,000,000 shares of Series D Preferred Stock into 50,000,000 shares of common stock. In October 2000, the Company filed amendments to its Articles of Incorporation changing the name of the Company to FuelNation Inc. and increasing the number of authorized shares to 350,000,000 shares from 100,000,000 shares and increasing the number of authorized shares of preferred stock to 20,000,000 shares from 10,000,000 shares. No changes were made to the par value per share of the common or preferred stock.

Subsequent to September 30, 2000, Triad has advanced a total in excess of $1,000,000 to the Company, $340,000 of which was used to pay outstanding liabilities as of September 30, 2000, and $743,865 of which was used for current working capital purposes. [As of December 31, 2000 ______ has/has not been repaid to Triad. The Company intends to repay [ ]. Subsequent to December 31, 2000, Triad and other affiliates have continued to advance funds to the Company for working capital, although there is no commitment that it will continue to do so in the future.

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

ITEM 2.  DESCRIPTION OF PROPERTY

FuelNation maintains its base of operations in Boca Raton, Florida. FuelNation's executive offices are located at 1700 N. Dixie Highway, Suite 125, Boca Raton, Florida 33432; telephone number is 561-391-5883. FuelNation also intends to staff an office with support services in Manama, Bahrain within the next 12 months.

Triad Petroleum, LLC, an affiliate of the Company currently leases approximately 1776 square feet of office space at its Boca Raton, Florida corporate headquarters from an affiliated party pursuant to the terms of a monthly lease. Pursuant to an oral agreement between the Simmons Family Partnerhsip, the owner of such property, and Triad, Simmons Family Partnership has agreed to accure and defer all rent payments. Pursuant to an oral agreement between FuelNation and Triad, FuelNation currently occupies such space along Triad at no extra cost. However, FuelNation has agreed to assume all liablieits with respect to the rent owed to Simmons Family Partnership by Triad. The monthly rent is $2,960 plus tax.

The term of the lease is one year commencing June 1, 2000. The Company is currently looking for new space in the Boca Raton, Florida area.

In connection with the Triad Acquisition Transaction, the Company terminated its prior lease in Miami pursuant to a termination and settlement agreement dated October 25, 2000 and allowed its lease for space in New York City to expire pursuant to its terms on May 31, 2000. In connection therewith, the Company paid the sum of $40,000 to the prior landlord in payment of past due rents and in consideration for termination of the lease term.

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

In a collateral action, the Company was named in a lawsuit involving several of the same parties in the United States District Court for the Northern District of California in the matter entitled Elpoint Co., L.L.C., et al. v. Mitchell Rubinson, et al., Case No. 99-1107 CRB. Although the Company was named as an indispensable party, the allegations were in the nature of a shareholder derivative claim and the plaintiffs sought no relief against the Company.

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

On December 16, 1999, the Judge presiding over the Superior Court of California state court action entered an order granting the plaintiff's motion to enforce the settlement under California Code of Civil Procedure ss. 664.6. No further action has transpired concerning this one and the Company believes that no further action is required.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In November 2000, the Company sought and obtained the consent of a majority of the holders of the Company's common stock pursuant to a consent solicitation dated November 2, 2000 with regard to: (A) an amendment to FuelNation Inc's Articles of Incorporation increasing the Company's authorized capital stock from 110,000,000 to 370,000,000 and (B) the election of three members of the Board of Directors to hold office until the next Annual Meeting of shareholders and until their successors have been elected, Russell Adler and Joel Brownstein continued on as directors.

As a result, Christopher Salmonson, Robert Simmons and Shaikh Isa Mohamed Isa AlKhalifa were added to the board of directors of the Company and the Articles of Incorporation were amended to provide as follows:

         The aggregate number of shares of all classes of stock which the Corporation is authorized to have outstanding at any one time is 370,000,000 shares, of which 20,000,000 shares shall be Preferred Stock, par value $.01 per share, issuable in one or more classes or series (the "Preferred Stock"), and 350,000,000 shares shall be Common Stock, par value $.01 per share (the "Common Stock"). All or any part of the Common Stock and Preferred Stock may be issued by the Corporation from time to time and for such consideration as the Board of Directors may determine. All of such shares, if and when issued, and upon receipt of such consideration by the Corporation, shall be fully paid and non-assessable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock was traded on the OTC Bulletin Board under the symbol "RGNS" until December 15, 1998, when it ceased trading due to its failure to comply with the requirements of Rule 15c2-11. On June 30, 2000 the Company's common stock resumed trading on the OTC Bulletin Board and on or about October 13, 2000, in accordance with the Company's name change to FuelNation Inc., the symbol of the Company was changed to FLNT. The following table sets forth the high and low bid quotations for the common stock for the periods indicated as reported by Nasdaq. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

                 PERIOD                       HIGH                     LOW


First Quarter ended 3/31/99                   $ N/A                   $ N/A
Second Quarter ended 6/30/99                  $ N/A                   $ N/A
Third Quarter ended 9/30/99                   $ .070                  $ .050
Fourth Quarter ended 12/15/99                 $ .070                  $ .050

First Quarter ended 3/31/00                    $ N/A                   $ N/A
Second Quarter ended 6/30/00                   $1.25                   $.50
Third Quarter ended 9/30/00                    $2.50                   $.125
Fourth Quarter ended 12/31/00                  $2.375                  $1.437

As of May 9, 2001, there were approximately 360 holders of record of the 161,433,208 shares of common stock that were issued and outstanding. The transfer agent for the common stock is Continental Stock Transfer and Trust Company, 2 Broadway, New York, New York, telephone (212) 509-4000.

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

RECENT SALES OF UNREGISTERED SECURITIES

1.       REGULATION D OFFERING - DECEMBER 2000

         On January 13, 2001, the Company successfully completed a private placement pursuant to Rule 506, Regulation D under the Securities Act of 1933, as amended, of 5,216,284 shares of common stock (representing approximately 3.2% of the outstanding equity of the Company after giving effect to such offering), at $0.65 per share, for a total of $3,390,585.

         The proceeds from this offering were used in large part to repay loans already made by Triad to the Company and in order to fund operating expenses and outstanding liabilities of the Company. Remaining proceeds were used to fund general working capital of the Company.

2.       REGULATION S OFFERING - JANUARY 2001

         The Company had initiated pursuing a Regulation S Offering to foreign investors for the purpose of raising capital in order to fund the acquisition of companies in the fuel distribution and/or transportation business. This Regulation S Offering was primarily undertaken in the Middle East in the countries of Saudi Arabia and Bahrain. The offering price per Share was $3.00 per Share. However, the Company has abandoned this Offering at this time prior to any sales or subscriptions.

3.       REGULATION D OFFERING - MARCH 2001

         In March 2001, the Company offered up to 30,000,000 shares at $1.00 per share. This offering was made pursuant to Rule 506 under Regulation D of the Securities Act of 1933. A total of 101,500 shares were sold for a total of $101,500. The proceeds from this Offering were applied to working capital. This offering closed on March 20, 2001.

4.       TRIAD ISSUANCES

         On October 13, 2000, 96% of the voting equity of the Company was issued to Triad by the issuance of 94,000,000 shares of common stock and 5,000,000 shares of convertible preferred stock, which was subsequently converted into an additional 50,000,000 shares of common stock. These shares are currently held by Triad, or have been assigned by Triad to its members by distributions or other parties.


5.       VERITAS VENTURE LABS

         As part of the consideration and compensation payable to Veritas Ventures Labs, LLC for business and consulting services, the Company issued 1,500,000 shares of common stock in varying amounts to the members and/or employees of Veritas that performied services for the Company. Although Veritas satisfied its performance requirements, entitling it to the shares in October 2000, the shares were not formally issued until February 2001. The holders of the 1,500,000 shares intend to return their shares to the Company in exchange for options to purchase 1,500,000 shares of FuelNation common stock at par value for five years. The Company has agreed to such exchange.

6.       PARKER ENTERPRISES-SHERIDAN, LLC, JAMES PARKER, HIS ASSIGNS AND TRIAD
         PETROLEUM

         On or about February 2001, the Company accepted assignment of a contract to purchase a retail gas and service station located in Hallandale, Florida, along with all of the personal property, fixtures and equipment located at the premises, owned in part by Triad along with Parker Enterprises Sheridan, LLC, and James Parker, individually, in consideration for the issuance of a total of 290,000 shares of common stock of the Company. These shares have not yet been issued.

7. On April 5, 2001 the company issued 2,000,000 shares to Joel Brownstein, a former director of the company, for work, labor and services performed.

8. On November 29, 2001, the company issued 1,000,000 shares to FLSD Management, LLC for work, labor and services performed.

9.       SHARES ISSUED TO SETTLE CLAIMS AGAINST THE COMPANY

         During the year ended December 31, 2000, FuelNation issued [ ] shares of its common stock to settle certain claims of the company totaling $ [ ].

10.      CONVERTIBLE DEMAND LOAN

         On September 8, 1999, the Company borrowed $100,000 from a third party. The loan bore interest at the rate of 12% per annum and all interest was payable at maturity. The loan was payable in full within 60 days after receiving a notice of demand from the lender. At the option of the lender the loan was convertible into 75,000 shares of the company's common stock at a per share price of $1.00. In connection with the loan, the Company issued to the lender a two year warrant to purchase 20,000 shares of the Company's common stock at an exercise price of $2.50 per share and a one year option to purchase an additional 100,000 shares of the Company's common stock at a price to be determined by negotiation between the parties. The warrant and the option were valued at an aggregate of $2,333. Effective September 29, 2000, the Company reached an agreement with the lender whereby all principal and accrued interest due under the loan was satisfied by the issuance of 100,000 shares of common stock of the Company, which will be made available from shares placed into escrow by certain shareholders in connection with the terms of the Share Sale and Contribution Agreement between the Company and Triad. As a condition of the agreement, the lender relinquished all rights to the warrant and option to purchase 20,000 and 100,000 shares of the Company's common stock, respectively. The warrant and option have been cancelled.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

A.       FORWARD-LOOKING STATEMENTS

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

DESCRIPTION OF THE BUSINESS

Pursuant to the Triad acquisition, the Company has licensed proprietary technology that allows the Company to provide fully integrated services relating to the inventory, sales, distribution and financial reporting functions in the fuel industry. Marketed under the service mark R2R(SM) ("Rack to Retail"), this technology completely automates and streamlines the data collection processes for centralization, retrieval and integration of inventory, financial and accounting information in the fuel industry.

The R2R(sm) technology is an inventory management system that allows multiple point of sales, tank monitors, wireless PDA devices, Internet phones, automated teller machines, back office software, price signs and numerous other equipment manufacturers to integrate and seamlessly exchange data in an open architecture environment without installing computer software. The R2R(sm) technology includes a proprietary router box connected to an existing retail or wholesale location which automatically collects, integrates and distributes the data, in various formats, to the customer at a centralized location. By utilizing this technology, the pricing, monitoring of sales, inventory status and reordering of fuel can be done remotely including through a remote apparatus such as a PDA. In other words, from a distant location, an R2R(sm) customer can regularly monitor fuel sales on a real-time basis as well as change the pricing at retail fuel pumps to reflect current market conditions. Furthermore, the system enables the automatic reordering of fuel based upon the actual volume of sales and remaining quantity of fuel at the applicable pump.

In sum, the automated system serves as a significant mechanism for companies to monitor their fuel sales, inventory, and costs. In addition, financial lenders can also have access to the data in order to monitor the operations of their borrowers on a real time basis. The Company expects to receive fees and/or royalty payments either on a fixed basis per month or on a per gallon basis charge. The Company intends to license its technology to service stations, truck stops and/or customers that are otherwise involved in the distribution and sale of fuel.

EXCLUSIVE LICENSE FROM EMATION, LLC. The Company exclusively licenses this technology pursuant to a license from a technology development company named Emation, LLC ("Emation"), an affiliate of its majority stockholders. Pursuant to the license agreement (discussed further in Section J below), the Company has the exclusive rights to market and sell the technology in the fuel industry, including all future improvement and developments to the technology by Emation.

RECENT BAHRAIN INSTALLATIONS. The Company has recently completed the successful installation and demonstration of its Rack to Retail (R2RSM) technology at The Bahrain National Oil Company (in the country of Bahrain in the Persian Gulf). The Bahrain National Oil Company will monitor all 15 of its retail sites in real time over the Internet. A contract with the Bahrain National Oil Company is in the process of being concluded, although the amount of revenue generated from this arrangement is not material. The cost of the server in Bahrain is approximately $7,000 per month. The Bahrain installation serves as a model for promoting the R2Rsmsystem in the Middle East region.

In addition, the Company filed for commercial registration in the country of Bahrain and has guaranteed all of the obligations of the commercial negotiation company in Bahrain pursuant to a written corporate guarantee.

The Company also intends to pursue the acquisition of fuel distributors, jobbers and transport companies and related facilities.

In May 2000, Triad, the majority shareholder of FuelNation, entered into an agreement to acquire the operating businesses of Wilmoth Oil Company and its affiliates, a large Midwest fuel distribution company (herein referred to as the "Wilmoth Transaction") for a total price of approximately $29,000,000. While the sellers agreed to extend the anticipated closing until March 31, 2001, FuelNation was unable to raise funds sufficient to consummate such transaction, and on April 7, 2001 both parties agreed to terminate the transaction.

RESULTS OF OPERATIONS

FuelNation has only recently acquired the current rights to utilize its technology in the fuel industry and is still in the early stages of developing this opportunity. This makes the evaluation of its business prospects difficult. All of the Company's potential products and services are in development, and minimal revenues have been generated to date from sales. There can be no assurance that any of the Company's potential products and services can be successfully developed. FuelNation's technology has no historical results upon which to forecast future operations. It is expected that business, operating results and financial condition to be materially adversely affected if revenues do not meet its projections.

The Company's inventory management system is a development stage technology. Whether, and the manner in which, the market for its products and services will grow is uncertain. The market for its products and services may be inhibited for a number of reasons, including: (i) the reluctance of businesses to adopt the products and services; alternative, competitive models to the Company's products and services; (ii) the Company's failure to successfully market its products and services to new customers; and (iii) the Company's inability to maintain and strengthen its brand awareness.

For the years ended December 31, 1999 and 2000 the Company generated no revenues, and incurred net losses of $________ and $________, respectively.

Operating expenses for the years ended December 31, 1999 and 2000 aggregated $1,677,992 and $__________, respectively. For the years ended December 31, 1999 and 2000, operating expenses were comprised as follows:
                                                          1999              2000
                                                          ----             ----

Salaries and wages including related taxes               $837,230    $_________
Legal and professional                                    199,680     ________
Marketing and promotion                                   137,200     ________
Travel                                                    117,337     ________
Consulting fees                                            92,090     ________
Rent                                                       91,929     ________
Office expense                                             69,642     ________
Depreciation and amortization                               3,744     ________
Other general and administrative                          129,140     ________
                                                         --------     ----------

 [                   ]                                $ 1,677,992     ________

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations to date have consumed substantial amounts of cash. The Company's independent auditors have included an explanatory paragraph in their opinion to the Company's audited financial statements with respect to the Company's ability to continue as a going concern. The Company will need to raise substantial additional funds to continue its operations. The Company intends to seek additional funding through public or private financings, including equity financings. Adequate funds for these purposes, whether obtained through financial markets, collaborative agreements or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company: to delay, scale back or eliminate some or all of its product and services development programs; to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself; to sell itself to a third party; to cease operations; or to declare bankruptcy. The Company's future cash requirements will be affected by results of product development.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required to be included in this Form 10-KSB are appended hereto commencing on page F-1.




ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The information required by this Item has been previously filed with the Commission in a Form 8-K dated January 19, 2001.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company as of December 31, 2000. Directors of the Company will be elected at the Company's annual meeting of stockholders. One half of the total number of directors are elected at each annual meeting, and, therefore, each director serves for two years or until his successor is elected and qualifies. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

The following table sets forth certain information with respect to the directors and executive officers.

                    NAME           AGE                  POSITION
                    ----           ---                  --------
Christopher R. Salmonson            35          Chairman of the Board, Chief
                                                Executive Officer and President,
                                                Director
Robert L. Simmons (**)              66          Director
Shaikh Isa Mohammed Isa AlKhalifa   62          Director
Russell B. Adler (*)(**)            39          Director
Edwin F. Ruh                        46          Director
Joel Brownstein (**)                58          Chief Financial Officer,
                                                Director [Resigned March, 2001]
William C. Schlecht (***)           36          Director
James L. Wilson (***)               56          Chief Financial Officer, Chief
                                                Operating
                                                Officer, Director
---------------------------------------------
(*) Mr. Adler was formerly the Chairman of the Company's Board of Directors (**)Resigned from the Company subsequent to December 31, 2000.
(***)Were appointed subsequent to December 31, 2000.

The following is a brief summary of the background of the directors and officers of the Company:

CHRISTOPHER R. SALMONSON has served as a member of the Company's Board of Directors since October, 2000. Since 1993, Mr. Salmonson has engaged in a multi-faceted career specializing in international business and finance, primarily operating out of: The Peoples Republic of China; Jakarta, Indonesia; Manila, Philippines; and the Middle East (including Manama, Bahrain and Riyadh, Saudi Arabia). Mr. Salmonson has experience in matters concerning trade and project finance, international negotiations, and Chinese and Indonesian currency conversion efforts.

Since 1994, Mr. Salmonson has been employed as a financial advisor to the ruling family of Bahrain. Since 1997, Mr. Salmonson has served as a licensed mortgage broker with Circle Mortgage Corporation, one of the largest privately held mortgage banking companies in the State of Florida.

As a result of being a named-defendant in a multi-party multi-jurisdiction international lawsuit commenced by the government of Venezuela and/or its representatives, Mr. Salmonson filed for protection under the United States Bankruptcy Code, in the Bankruptcy Court for the Southern District of Florida (Broward), [Index No. 96-20435] on or about February 1, 1996. No judgment was ever obtained against Mr. Salmonson in such actions and the lawsuit was ultimately discontinued. However, Mr. Salmonson filed for bankruptcy protection in order to mitigate the enormous legal expenses that he was incurring and was projected to incur as the various litigations continued through extensive deposition and discovery. On May 26, 1998, Mr. Salmonson received a full discharge from Federal bankruptcy court.

ROBERT L. SIMMONS has served as a member of the Company's Board of Directors from October 2000 to March 2001. Mr. Simmons has an extensive background in telecommunications marketing and management. Mr. Simmons is the former President of Sinclair Broadcast Group, Inc.

In 1989, Mr. Simmons retired to Florida where he has secured a management position at WTTA, a local television station located in Tampa, Florida. Since 1989, Mr. Simmons has also invested in, and participated in the management of, various Florida real estate development programs.

SHAIKH ISA MOHAMMED ISA ALKHALIFA is a member of the ruling family of Bahrain. From 1988 to 1994, he served as the Bahrainian ambassador to Saudi Arabia. Since 1994 until the present, Shaikh Isa Mohammed Isa AlKhalifa has managed several companies engaged primarily in business management, financial services and management consulting. Shaikh Isa Mohammed Isa AlKhalifa's companies have operations in Bahrain and throughout the Middle East. He holds degrees in petroleum and chemical engineering.

RUSSELL B. ADLER has served as a member of the Company's Board of Directors since January, 1999. From January, 1999 to October 13, 2000, he served as the Chairman of the Board of the Company. From December 1996 to November 1998, Mr. Adler served as consultant and counsel to Equity Management Partners, Inc., an investment banking firm. From January 1996 to August 1997, Mr. Adler served as President of Strategic Holdings Corp., an investment banking firm. From 1993 to December 1995, Mr. Adler was employed as vice president of operations for The Silicon Group, Inc., a semiconductor and computer software development company. Mr. Adler is a member in good standing of the Florida Bar. He received a B.A. in Business and Sociology from William Penn College in 1982 and a J.D. from Nova Southeastern University School of Law in 1986.

EDWIN F. RUH has served as a member of the Company's Board of Directors since August, 2000. From 1995 to 1998, Mr. Ruh was Managing Director of Gerken Capital Associates, a private investment bank, and General Partner to the Sino-Asia Industrial Equity Fund, a $200 million direct investment equity fund. Since 1998, Mr. Ruh has served as Chief Executive Officer of Adventure Assets (Adventas), a globally-oriented, Internet-enhanced, sports and entertainment studio. Mr. Ruh holds a Masters of Public Administration from Harvard University; Masters degrees in Business Administration and Public Policy from the Heinz School, Carnegie Mellon University; a Master's Certificate in Materials Science from the University of Michigan; and a Bachelor of Science in Biomedical Engineering from Pennsylvania State University.

JOEL F. BROWNSTEIN served as Chief Financial Officer of the Company from April 1999 to March 2001. Since February 1992, Mr. Brownstein served and continues to serve as President of The Brownstein Group, an investment consulting firm for public and private companies. Mr. Brownstein holds a B.A. from Adelphi University and a Masters in Business Administration in Finance and Investments from Baruch College.

JAMES L. WILSON has served as Chief Operating Officer, Chief Financial Officer and a director of the Company since April 2001. James L. Wilson has served as Chief Operating Officer, Chief Financial Officer and a director of the Company since April 2001. From June 1992 to April 2000, Mr. Wilson served as Chief Executive Officer and Board Vice Chairman of Southern Security Bank Corporation located in Hollywood, Florida, where he managed all aspects of the activities and functions of Southern Security Bank Corporation's federally registered bank holding company. From 1985 to the present, Mr. Wilson, a Florida licensed Real Estate Broker, is the Principal of Bayshore Investments, a family owned Investment enterprise. From 1982 to 1985, Mr. Wilson served as Vice President and Manager of Southeast Bank, where he managed the earning asset portfolios for the 17 central counties of Florida. From 1975 to 1982, he was the Division Head for Commercial lending for Royal Trust Bank; Wilson also served on Royal TrustCo's bank acquisition team, which purchased over 30 banking companies in Florida. Mr. Wilson received a Bachelor of Arts and Sciences degree from Union College in 1968.

WILLIAM C. SCHLECHT has served as a director of FuelNation since April 2001. Since December 1998, Mr. Schlecht has been the general manager and a principal in Summit Body and Equipment, a company that specializes in the manufacture of custom and high volume van bodies and specialty trailers. From June 1984 to December 1998, Mr. Schlecht served in the United States Army where he was a sergeant in charge of the battaional wheeled vehicles mainetneance and operations, and oversaw the fleet of sevarl hundred trucks nad trailers and the mechanics responsible for their operation.

ITEM 10.  EXECUTIVE COMPENSATION

CASH COMPENSATION

The following table shows, for the years ended December 31, 2000, 1999 and 1998 the cash and other compensation paid by the Company to its Chief Executive Officer and to each of the executive officers of the Company who had annual compensation in excess of $100,000.


                                             SUMMARY COMPENSATION TABLE
                     Annual Compensation                                       Long Term Compensation
       NAME           YEAR     SALARY    BONUS   OTHER ANNUAL    RESTRICTED    UNDERLYING   LIP PAYOUT    ALL OTHER
                                                 COMPENSATION      STOCK      OPTIONS/SAYS      ($)      COMPENSATION
                                                      ($)        AWARDS ($)                                  ($)
Chris Salmonson      2000        $0.00    $0.00          $0.00         $0.00       0              $0.00         $0.00
Robert Simmons       2000        $0.00    $0.00          $0.00         $0.00       0              $0.00         $0.00
Shaikh AlKhalifa     2000        $0.00    $0.00          $0.00         $0.00       0              $0.00         $0.00
Edwin Ruh            2000        $0.00    $0.00          $0.00         $0.00       0              $0.00         $0.00
Russell Adler        2000        $0.00    $0.00          $0.00         $0.00       0              $0.00         $0.00
Joel Brownstein      2000        $0.00    $0.00          $0.00         $0.00       0              $0.00         $0.00
James L. Wilson      2000        $0.00    $0.00          $0.00         $0.00       0              $0.00         $0.00
William C. Schlecht  2000        $0.00    $0.00          $0.00         $0.00       0              $0.00         $0.00
Lawrence Gallo       2000         $N/A     $N/A           $N/A          $N/A      N/A              $N/A          $N/A
Mitchell Sandler     2000         $N/A     $N/A           $N/A          $N/A      N/A              $N/A          $N/A

                                             SUMMARY COMPENSATION TABLE
                     Annual Compensation                                       Long Term Compensation
       NAME           YEAR     SALARY    BONUS   OTHER ANNUAL    RESTRICTED    UNDERLYING   LIP PAYOUT    ALL OTHER
                                                 COMPENSATION      STOCK      OPTIONS/SAYS      ($)      COMPENSATION
                                                      ($)        AWARDS ($)                                  ($)
Chris Salmonson      1999         $N/A     $N/A           $N/A          $N/A      N/A              $N/A          $N/A
Robert Simmons       1999         $N/A     $N/A           $N/A          $N/A      N/A              $N/A          $N/A
Shaikh AlKhalifa     1999         $N/A     $N/A           $N/A          $N/A      N/A              $N/A          $N/A
Edwin Ruh            1999         $N/A     $N/A           $N/A          $N/A      N/A              $N/A          $N/A
Russell Adler        1999     $106,737    $0.00          $0.00       $39,900  500,000 (2)         $0.00         $0.00
Joel Brownstein      1999     $8,486      $0.00          $0.00       $26,600  150,000 (2)         $0.00   $22,657 (4)
                                (1)
James L. Wilson      1999         $N/A     $N/A           $N/A          $N/A      N/A              $N/A          $N/A
William C. Schlecht  1999         $N/A     $N/A           $N/A          $N/A      N/A              $N/A          $N/A
Lawrence Gallo       1999     $6,235      $0.00          $0.00       $33,250  150,000 (2)         $0.00  $25,000 (3)
                                (1)
Mitchell Sandler     1999     $14,957     $0.00          $0.00       $19,950  150,000 (2)         $0.00         $0.00
                                (1)

                                             SUMMARY COMPENSATION TABLE
                     Annual Compensation                                       Long Term Compensation
       NAME           YEAR     SALARY    BONUS   OTHER ANNUAL    RESTRICTED    UNDERLYING   LIP PAYOUT    ALL OTHER
                                                 COMPENSATION      STOCK      OPTIONS/SAYS      ($)      COMPENSATION
                                                      ($)        AWARDS ($)                                  ($)
Chris Salmonson      1998         $N/A     $N/A           $N/A          $N/A      N/A              $N/A          $N/A
Robert Simmons       1998         $N/A     $N/A           $N/A          $N/A      N/A              $N/A          $N/A
Shaikh AlKhalifa     1998         $N/A     $N/A           $N/A          $N/A      N/A              $N/A          $N/A
Edwin Ruh            1998         $N/A     $N/A           $N/A          $N/A      N/A              $N/A          $N/A
Russell Adler        1998         $N/A     $N/A           $N/A          $N/A      N/A              $N/A          $N/A
Joel Brownstein      1998         $N/A     $N/A           $N/A          $N/A      N/A              $N/A          $N/A
James L. Wilson      1998         $N/A     $N/A           $N/A          $N/A      N/A              $N/A          $N/A
William C. Schlecht  1998         $N/A     $N/A           $N/A          $N/A      N/A              $N/A          $N/A
Lawrence Gallo       1998        $0.00    $0.00          $0.00         $0.00       0              $0.00         $0.00
Mitchell Sandler     1998        $0.00   $6,500          $0.00         $0.00       0              $0.00         $0.00

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

(4) Represents $15,000 payable to Mr. Brownstein for assisting the Company in raising capital and $7,657 of consulting fees of which $1,525 were paid prior to his employment and $6,132 were paid after his employment.

EMPLOYMENT AGREEMENTS

As of December 31, 2000, all of the Company's then outstanding employment agreements with its officers and former officers were cancelled and the parties to such agreements relinquished their rights to any accrued unpaid compensation, future compensation and their rights to receive certain shares of common stock. The Company has no continuing obligations under any of these agreements and all of the agreements have been cancelled.

In April 2001, the Company has entered into employment agreements with Chris Salmonson, and James L. Wilson, and on February 10, 2001, the Company entered into employment agreements with Daniel Willmott, John T. Leta, Kevin A. White and Michael D. Freudenberg.

Mr. Wilmott, Mr. Leta, Mr. White and Mr. Freudenberg are computer engineers employed to development and maintain the Company's technology, information systems and website. The employment agreements all provide for annual salaries ranging from $90,000/year to $130,000/year and also provide for three-year terms, with three of the agreements commencing retroactive to October or November of 2000.

The employment agreement with FuelNation Chairman, Chief Executive Officer and President, Chris Salmonson provides for an annual base salary of $240,000, and stock options equal to 8% of the total amount of issued and outstanding stock. The employment agreement with James L. Wilson, FuelNations' Chief Operating Officer and Chief Financial Officer, provides for a salary of $180,000 and stock options to equal 3.3% of the total number of issued and outstanding shares. The employment agreements for Mr. Salmonson and Mr. Wilson are attached as exhibits hereto.


INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN

On October 3, 1997, the Company adopted 1997 Stock Option Plan (the "Plan") which authorizes the issuance of options to purchase a maximum 1,000,000 shares of common stock. On November 1, 1999 the Plan was amended to authorize the issuance of options to purchase a maximum of 4,000,000 shares of common stock. As of December 31, 2000, all person to whom the Company was obligated to issue options agreed to release the Company from such obligation. On April 5, 2001, the company terminated the plan.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the Company's common stock, par value $.01 beneficially owned as of May 9, 2001 for (i) each stockholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding common stock, (ii) each of the Company's directors, (iii) each named executive officer (as defined in Item 402(a)(2) of Regulation S-B), and (iv) all executive officers and directors as a group. At May 9, 2001 there were 161,433,208 shares of common stock outstanding.

----------------------------------------- --------------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER (1)  AMOUNT AND NATURE OF BENEFICIAL
                                          OWNERSHIP (2)
----------------------------------------- --------------------------------------
----------------------------------------- --------------------------------------
Russell Adler(5)                              533,000
----------------------------------------- --------------------------------------
----------------------------------------- --------------------------------------
Chris Salmonson (2)                       87,030,579
----------------------------------------- --------------------------------------
----------------------------------------- --------------------------------------
Shaikh AlKhalifa                          0
----------------------------------------- --------------------------------------
----------------------------------------- --------------------------------------
Edwin Ruh (6)                                 475,000
----------------------------------------- --------------------------------------
----------------------------------------- --------------------------------------
Joel F. Brownstein                         1,037,000
----------------------------------------- --------------------------------------
----------------------------------------- --------------------------------------
Robert Simmons (3)                        71,500,000
----------------------------------------- --------------------------------------
----------------------------------------- --------------------------------------
James L. Wilson (4)                         6,139,691
----------------------------------------- --------------------------------------
----------------------------------------- --------------------------------------
William Schlecht                          0
----------------------------------------- --------------------------------------
----------------------------------------- --------------------------------------
All directors and officers as a group (5 persons)      93,645,270
------------------------------------------------------ -------------------------














(1) Unless otherwise indicated, the address of each of the persons named in the table is 1700 North Dixie Highway, Suite 125, Boca Raton, Florida 33432. Unless otherwise noted, the Company believes that each of the persons named in the table have sole voting and dispositive power with respect to all the shares of common stock of the Company beneficially owned by such person.

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

(2) 62,380,000 shares held in the name of Fuel America, LLC, of which Mr. Salmonson and his wife are sole principals. Also includes 6,500,000 shares held by Triad Petroleum LLC, of which Fuel America, LLC owns 50%. Includes options to purchase 18,150,579 shares at par value.

(3) 65,000,000 shares held in the name of Rapture Holdings, Inc., of which Mr. Simmons is principal and sole shareholder. Also includes 6,500,000 shares held by Triad Petroluem, LLC.

(4) Includes options to purchase 5,989,691 shares of common stock at par value, and options to purchase 150,000 shares at $.01.

(5)    Includes 100,000 shares held by Ms. Christine Adler, Russel Adler's wife.

(6) Does not include 50,000 shares due to Mr. Ruh pursuant to a consulting agreement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 13, 2000, Triad Petroleum, LLC ("Triad") acquired 96% of the voting equity of the Company pursuant to the terms of a Share Sale and Contribution Agreement (the "Agreement") dated as of September 14, 2000. According to the Agreement, the Company agreed to issue a total of 94,000,000 shares of common stock and 5,000,000 shares of newly designated Series D Preferred stock, convertible into 50,000,000 shares of common stock, in exchange for the assignment to the Company by Triad of its exclusive 50 year license and distribution rights under a Technology License and Marketing Agreement with E-Mation, LLC (an affiliate of Triad). This license agreement provides for the exclusive rights to make market and sell products and services using E-Mation's R2RSMproprietary technology for the fuel industry. This R2RSMtechnology integrates all aspects of the business operations for both wholesale distribution and retail sale of fuel.

On or about December 1, 2000 the Company retained Veritas Venture Labs, LLC to perform consulting services for the Company pursuant to a written consulting agreement. Based in Boston, Massachusetts, Veritas Ventures Lab, LLC is owned and/or controlled by Edwin Ruh, a director of the Company.

Pursuant to two separate consulting agreements, Veritas was paid $221,000. In addition, its individual constituents were issued a total of 1,500,000 shares of the company's common stock. The holders of such stock intend to return their stock to the Company and will receive instead, options to purchase up to 1,500,000 shares of common stock at par value for up to five years. The Company has agreed to such exchange.

The Company currently shares office space with affiliate Triad Petroleum, LLC pursuant to a Participation Sharing Agreement, who together lease office space from an affiliate, the Simmons Family Limited Partnership pursuant to a written lease from Simmons Family Limited Partnership, Landlord to Triad. Robert Simmons, a director of the company, is principal of this partnership. The term of the lease is a one-year term commencing June 1, 2000 and ending May 31, 2001, along with an option for an additional one-year term, so long as Tenant is not in default of the terms of the lease.

During the calendar year, 2000, the Company received an aggregate of $[ ] of advances from officers, former officers and stockholders and made payments to such individuals aggregating $[ ]

During the calendar year, 2000, all amounts due to such individuals (net of offsets for assets transferred at net book value) aggregating $[ ] was waived by such individuals pursuant to the terms of letter agreements, whereby such individuals waived all of their rights to receive any amounts due and such amounts were contributed to paid in capital in the accompanying condensed balance sheet as of [September 30, 2000].

In addition, pursuant to the terms of the aforementioned letter agreements such individuals relinquished all of their rights to receive unpaid accrued compensation, as well as future compensation pursuant to the terms of their respective employment agreements. As a result, [ ] of amounts due to such individuals were contributed to pay in capital in the condensed balance sheet as of September 30, 2000.]

During the calendar year, 2000, the Company received an aggregate of $[ ] of advances from officers, former officers and stockholders and made payments to such individuals aggregating $[ ].]

[During the calendar year until March 31, 2000, all amounts due to such individuals (net of offsets for assets transferred at net book value) aggregating $[ ][plus Russell/Mel Adler ___________] was waived by such individuals pursuant to the terms of letter agreements, whereby such individuals waived all of their rights to receive any amounts due and such amounts were contributed to paid in capital in the accompanying condensed balance sheet as of [September 30, 2000].]

[In addition, pursuant to the terms of the aforementioned letter agreements such individuals relinquished all of their rights to receive unpaid accrued compensation, as well as future compensation pursuant to the terms of their respective employment agreements. As a result, [ ] of amounts due to such individuals was contributed to paid in capital in the condensed balance sheet as of September 30, 2000.]

SETTLEMENT OF LIABILITIES.
-------------------------

In connection with Triad's acquisition of a controlling interest in the Company, Triad and the Company have been satisfying and/or settling a significant portion of the debts, claims and other liabilities of the Company. During the calendar year 2000, [ ] in liabilities was settled for [ ]. Releases have been furnished by [ ]of the claimants.

[On August 12, 1999 and December 30, 1999, the Company borrowed an aggregate of $100,000 from a third party, a principal of whom is also a shareholder in the Company. The loan was payable in full on or before July 1, 2000 and bore interest at 2% above the base rate of the Bank of England, from time to time, compounded daily and all interest is payable at maturity.] This loan was repaid by the Company on _______ by a payment of $______ in settlement of the amount due.]


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Index to Exhibits



     Exhibits     Description of Documents
     --------       ------------------------
2 Regenesis - Triad Share Sale and Contribution Agreement - dated September 14, 2000
10.0   Triad FuelNation Assignment & Assumption Agreement - dated October 13,
       2000
10.1 Triad - Regenesis Assignment and Assumption of License Agreement with Licensor dated October 13, 2000.
10.2   Employment Agreement for Christopher Salmonson
10.3   Employment Agreement for James L. Wilson



(b)      Reports on Form 8 K


       1.  Form 8-K dated March 1, 2001
|X|      Item 6 - Resignation of Directors
       2.  Form 8-K dated January 19, 2001
|X|      Item 4 - Change in Registrants' Certifying Accountant
       3.  Form 8-K dated January 3, 2001
|X|      Item 5 - Other events (completion of Regulation D offering)
       4.  Form 8-K dated October 30, 2000
|X|      Item 1 - Changes in Control

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Registrant:

Date

May 14, 2001                          By: /s/ Christopher Salmonson
--------------                            -------------------------------
                                              Christopher Salmonson,
                                                President, CEO, Chairman of
                                                the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:

May 14, 2001
----------------


By: /s/ Christopher Salmonson           By:_____________________________
    --------------------------------
    Christopher Salmonson, Director,              Shaikh Isa Mohammed Isa
    President, CEO (Principal                       AlKhalifa
    Executive Officer)


                                               By:_____________________________
                                                   Ed Ruh, Director

                                               By: /s/ James L. Wilson
                                                   ----------------------------
                                                   James L. Wilson, Director

                                               By: /s/ William Schlecht
                                                   ----------------------------
                                                   William C. Schlecht, Director