Form 10KSB/A
period 2000-12-31
FUELNATION INC
filed 2001-05-21
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

                                      None

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

[Yes o No [ ]]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. $0.00

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

FuelNation Inc. ("FuelNation" or the "Company") is a Florida-based developer and provider of real-time e-commerce communications and energy services. Fuel Nation's operations are conducted through its subsidiaries, affiliates and alliances, which principally are engaged in advanced technology and services solutions for the petroleum marketing industry, i.e., oil companies, marketers, transports, gas stations and convenience stores worldwide, and the development of one of the worlds most integrated communications platform for the petroleum industry. FuelNation uses Broadband that delivers data to remote stations at speeds reaching 45Mbps, satellite technology, global positioning system (GPS) with real-time tracking and path logging of delivery vehicles. FuelNation Inc.(tm) developed the R2R(sm) communications technology which allows multiple point of sales, tank monitors, global positioning system, VSAT, wireless PDA devices, Internet phones, automated teller machines, back office software, price signs and numerous other equipment manufacturers to integrate and seamlessly exchange data in an open architecture environment. The Company is divided into three main areas: Business Division, consisting of old line economy businesses; Communications Division, consisting of state of the art communications technology; Operations Division, integrating old line economy business with state of the art technology solutions.

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


Oil Producers
-------------

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

Marketers
---------

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

Retailers
---------

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


History
-------

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

On March 18, 1999, the Company acquired all of the operating assets of NetDisc, Inc. ("NetDisc") in exchange for 10,000 shares of the Company's common stock. NetDisc is engaged in Internet advertising, and has developed CD Rom/Internet technology, which directs users to the websites of advertisers. NetDisc did not generate any operating revenues for the year ended December 31, 1999. The Company assumed none of NetDisc's liabilities. As of the date of acquisition, NetDisc had work in progress for the Road & Track magazine insert and minimal assets. At the present time there is no activity regarding NetDisk..

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

As of December 31, 2000, the Company had $3,364,078 assets and $899,671 of liabilities.

Triad's Acquisition of a Controlling Interest in the Company
------------------------------------------------------------

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

In connection with acquisition of a controlling interest in the Company by Triad, the Company has received an assignment of the rights of Triad as a licensee under a certain License Agreement dated as of September 1, 2000 (the "License Agreement") with Emation LLC that was to provide for the exclusive marketing and sale rights of EMation's technology in the fuel industry. Marketed under the trademark R2RsM ("Rack to Retail"), this technology completely automates and streamlines the data collection processes for centralization, retrieval and integration of inventory, financial and accounting information in the fuel industry. This automated system serves as a significant mechanism for companies to monitor their fuel sales, inventory, and costs. The Company expects to receive fees and/or royalty payments either on a fixed basis per month or on a per gallon basis charge. The Company intended to license its technology to service stations, truck stops and/or customers that are otherwise involved in the distribution and sale of fuel.

In part, the License Agreement provided for the following: (1.) The exclusive right of the Company, as the licensee there under, to use, market and sell the described technology and all improvements related thereto in the fuel industry, including all products and services related thereto. (2.) The licensor (Emation) was to have the obligation to provide cooperation to the licensee, fully develop products and services related to the technology, provide training, supply information regarding products and provide other consultation services and assistance. (3.) The royalty due from the Company to the licensor was to equal fifty percent (50%) of all net revenues generated from the licensed technology (which takes into account the costs of goods sold). (4.) The initial term of the License Agreement was to have been for ten (10) years, and the Agreement may have been renewed for ten (10) additional terms of five (5) years each, subject to the licensee providing adequate notice and otherwise complying with the provisions of the Agreement. And (5.) The Company was to have been obligated to use its best efforts to exploit the license rights and maximize revenues, including the bearing of all expenses related to the marketing of the products and services related to the technology. In order for the Company to maintain its exclusivity, the Company would have been required to meet minimum annual net sales requirements as set forth in such agreement.

The Company after reviewing the complexity of having a number of intermediary companies performing certain functions, and to eliminate the potential or appearance for any conflict of interest, it elected to clarify the relationships, such that, Emation and Triad agreed to convey, transfer, sell and assign to the Company, all of the rights, title, interest, marketing rights, patent rights, royalty rights, and any other rights in the Intellectual Property and technology, and any related trademarks and service marks (or applications made thereby) that Emation and/or Triad may have had with regard to said Intellectual Property. In exchange for Emation and Triad conveying, transferring, sale and assignment of the Intellectual Property and all rights thereof, the Company accepted the financial and management responsibility of employing the requisite technical staff, developing the products and services, develop the working systems, create all software and technical documentation, provide training, further development of the technology, maintain and provide improvements to the technology.

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

As of December 31, 2000, an additional 410,000 shares have been released from escrow in order to satisfy third party claims for Company common stock. Approximately 500,000 shares remain in escrow in order to satisfy certain existing Company obligations to issue common stock or make cash payments. As of December 31, 2000, approximately $274,100 of liabilities remained outstanding.

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

In March 2001, the Company signed a placement agent's retention agreement with Westminster Securities Corporation, 100 Park Avenue, New York, for an Underwritten Offering of up to $100,000,000 to be arranged through one of its institutional clients. The offering when committed to, would have a term of 24 months from the date of the Registration Statement, and would provide for monthly draw-downs. Warrants would be issued to the purchaser numbering 4% of the commitment amount, in addition to other terms, conditions, and Underwriter's requirements. Once the transaction is consummated and is funding, the Company would compensate Westminster Securities Corporation under terms and conditions that are typical and customary for such transactions.

Employees
---------

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

Triad Petroleum, LLC, an affiliate of the Company currently leases approximately 1776 square feet of office space at its Boca Raton, Florida corporate headquarters from an affiliated party pursuant to the terms of a monthly lease. Pursuant to an oral agreement between the Simmons Family Partnership, the owner of such property, and Triad, Simmons Family Partnership has agreed to accrue and defer all rent payments. Pursuant to an oral agreement between FuelNation and Triad, FuelNation currently occupies such space along Triad at no extra cost. However, FuelNation has agreed to assume all liabilities with respect to the rent owed to Simmons Family Partnership by Triad. The monthly rent is $2,960 plus tax.

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


              Period                              High         Low
              ------                              ----         ---
              First Quarter ended 3/31/99         $ N/A        $ N/A
              Second Quarter ended 6/30/99        $ N/A        $ N/A
              Third Quarter ended 9/30/99         $ 0.07       $ 0.05
              Fourth Quarter ended 12/15/99       $ 0.07       $ 0.05

              First Quarter ended 3/31/00         $ N/A        $ N/A
              Second Quarter ended 6/30/00        $ 1.25       $ 0.50
              Third Quarter ended 9/30/00         $ 2.50       $ 0.125
              Fourth Quarter ended 12/31/00       $ 2.375      $ 1.437


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

Recent Sales of Unregistered Securities

1.         Regulation D Offering - December 2000
           -------------------------------------

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

2.         Regulation S Offering - January 2001
           ------------------------------------

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

3.         Regulation D Offering - March 2001
           ----------------------------------

           In March 2001, the Company offered up to 30,000,000 shares at $1.00 per share. This offering was made pursuant to Rule 506 under Regulation D of the Securities Act of 1933. A total of 101,500 shares were sold for a total of $101,500. The proceeds from this Offering were applied to working capital. This offering closed on March 20, 2001.


4.         Triad Issuances
           ---------------
           On October 13, 2000, 96% of the voting equity of the Company was issued to Triad by the issuance of 94,000,000 shares of common stock and 5,000,000 shares of convertible preferred stock, which was subsequently converted into an additional 50,000,000 shares of common stock. These shares are currently held by Triad, or have been assigned by Triad to its members by distributions or other parties.


5.         Veritas Venture Labs
           --------------------
           As part of the consideration and compensation payable to Veritas Ventures Labs, LLC for business and consulting services, the Company issued 1,500,000 shares of common stock in varying amounts to the members and/or employees of Veritas that performed services for the Company. Although Veritas satisfied its performance requirements, entitling it to the shares in October 2000, the shares were not formally issued until February 2001. The holders of the 1,500,000 shares intend to return their shares to the Company in exchange for options to purchase 1,500,000 shares of FuelNation common stock at par value for five years. The Company has agreed to such exchange.

6.         Parker Enterprises-Sheridan, LLC, James Parker,
           ------------------------------------------------
           his assigns and Triad Petroleum
           -------------------------------

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

9.         Shares issued to settle Claims Against the Company
           --------------------------------------------------

           During the year ended December 31, 2000, FuelNation issued 100,000 shares of its common stock to settle certain claims of the company totaling $ 17,000.

10.        Convertible Demand Loan
           -----------------------

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

Description of the Business
---------------------------

Pursuant to the Triad acquisition, the Company has developed proprietary technology that allows the Company to provide fully integrated services relating to the inventory, sales, distribution and financial reporting functions in the fuel industry. Marketed under the service mark R2R(SM) ("Rack to Retail"), this technology completely automates and streamlines the data collection processes for centralization, retrieval and integration of inventory, financial and accounting information in the fuel industry.

The R2R(sm) technology is an inventory management system that allows multiple point of sales, tank monitors, wireless PDA devices, Internet phones, automated teller machines, back office software, price signs and numerous other equipment manufacturers to integrate and seamlessly exchange data in an open architecture environment without installing computer software. The R2R(sm) technology includes a proprietary router box connected to an existing retail or wholesale location, which automatically collects, integrates and distributes the data, in various formats, to the customer at a centralized location. By utilizing this technology, the pricing, monitoring of sales, inventory status and reordering of fuel can be done remotely including through a remote apparatus such as a PDA. In other words, from a distant location, an R2R(sm) customer can regularly monitor fuel sales on a real-time basis as well as change the pricing at retail fuel pumps to reflect current market conditions. Furthermore, the system enables the automatic reordering of fuel based upon the actual volume of sales and remaining quantity of fuel at the applicable pump.

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

In March 2001, the Company signed a placement agent's retention agreement with Westminster Securities Corporation, 100 Park Avenue, New York, for an Underwritten Offering of up to $100,000,000 to be arranged through one of its institutional clients. The offering when committed to, would have a term of 24 months from the date of the Registration Statement, and would provide for monthly draw-downs. Warrants would be issued to the purchaser numbering 4% of the commitment amount, in addition to other terms, conditions, and Underwriter's requirements. Once the transaction is consummated and is funding, the Company would compensate Westminster Securities Corporation under terms and conditions that are typical and customary for such transactions.

Results of Operations
---------------------

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

For the years ended December 31, 1999 and 2000 the Company generated no revenues, and incurred net losses of $1,677,520 and $2,977,224, respectively.

Operating expenses for the years ended December 31, 1999 and 2000 aggregated $1,677,992 and $2,955,068, respectively. For the years ended December 31, 1999 and 2000, operating expenses were comprised as follows:



                                                               1999                     2000
                                                               ----                     ----
        Salaries and wages including related taxes          $ 837,230                 $ 640,760
        Legal and professional                                199,680                    737,397
        Marketing and promotion                               137,200                    188,235
        Travel                                                117,337                    123,567
        Consulting fees                                        92,090                    386,528
        Rent                                                   91,929                     64,188
        Office expense                                         69,642                     82,973
        Depreciation and amortization                           3,744                     44,480
        Other general and administrative                      129,140                    232,501
        Provision for advances toward proposed acquisition                               454,444
                                                          -----------                -----------
        Total Operating Expenses                           $1,677,992                 $2,955,068


Liquidity and Capital Resources
-------------------------------

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company as of December 31, 2000. Directors of the Company will be elected at the Company's annual meeting of stockholders. One half of the total number of directors is elected at each annual meeting, and, therefore, each director serves for two years or until his successor is elected and qualifies. The Board elects officers and their terms of office are, excepting to the extent governed by employment contract, at the discretion of the Board.

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

-----------------
(*)   Mr. Adler was formerly the Chairman of the Company's Board of Directors
(**)  Resigned from the Company subsequent to December 31, 2000.
(***) Were appointed subsequent to December 31, 2000.

The following is a brief summary of the background of the directors and officers of the Company:

Christopher R. Salmonson has served as a member of the Company's Board of Directors since October 2000. Since 1993, Mr. Salmonson has engaged in a multi-faceted career specializing in international business and finance, primarily operating out of: The Peoples Republic of China; Jakarta, Indonesia; Manila, Philippines; and the Middle East (including Manama, Bahrain and Riyadh, Saudi Arabia). Mr. Salmonson has experience in matters concerning trade and project finance, international negotiations, and Chinese and Indonesian currency conversion efforts. Since 1994, Mr. Salmonson has been employed as a financial advisor to the ruling family of Bahrain. Since 1997, Mr. Salmonson has served as a licensed mortgage broker with Circle Mortgage Corporation, one of the largest privately held mortgage banking companies in the State of Florida. As a result of being a named-defendant in a multi-party multi-jurisdiction international lawsuit commenced by the government of Venezuela and/or its representatives, Mr. Salmonson filed for protection under the United States Bankruptcy Code, in the Bankruptcy Court for the Southern District of Florida (Broward), [Index No. 96-20435] on or about February 1, 1996. No judgment was ever obtained against Mr. Salmonson in such actions and the lawsuit was ultimately discontinued. However, Mr. Salmonson filed for bankruptcy protection in order to mitigate the enormous legal expenses that he was incurring and was projected to incur as the various litigations continued through extensive deposition and discovery. On May 26, 1998, Mr. Salmonson received a full discharge from Federal bankruptcy court.

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

Russell B. Adler has served as a member of the Company's Board of Directors since January 1999. From January 1999 to October 13, 2000, he served as the Chairman of the Board of the Company. From December 1996 to November 1998, Mr.

Adler served as consultant and counsel to Equity Management Partners, Inc., an investment-banking firm. From January 1996 to August 1997, Mr. Adler served as President of Strategic Holdings Corp., an investment-banking firm. From 1993 to December 1995, Mr. Adler was employed as vice president of operations for The Silicon Group, Inc., and a semiconductor and computer software development company. Mr. Adler is a member in good standing of the Florida Bar. He received a B.A. in Business and Sociology from William Penn College in 1982 and a J.D. from Nova Southeastern University School of Law in 1986.

Edwin F. Ruh has served as a member of the Company's Board of Directors since August 2000. From 1995 to 1998, Mr. Ruh was Managing Director of Gerken Capital Associates, a private investment bank, and General Partner to the Sino-Asia Industrial Equity Fund, a $200 million direct investment equity fund. Since 1998, Mr. Ruh has served as Chief Executive Officer of Adventure Assets (Adventas), a globally-oriented, Internet-enhanced, sports and entertainment studio. Mr. Ruh holds a Masters of Public Administration from Harvard University; Masters degrees in Business Administration and Public Policy from the Heinz School, Carnegie Mellon University; a Master's Certificate in Materials Science from the University of Michigan; and a Bachelor of Science in Biomedical Engineering from Pennsylvania State University.

Joel F. Brownstein served as Chief Financial Officer of the Company from April 1999 to March 2001. Since February 1992, Mr. Brownstein served and continues to serve as President of The Brownstein Group, an investment-consulting firm for public and private companies. Mr. Brownstein holds a B.A. from Adelphi University and a Masters in Business Administration in Finance and Investments from Baruch College.

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

William C. Schlecht has served as a director of FuelNation since April 2001. Since December 1998, Mr. Schlecht has been the general manager and a principal in Summit Body and Equipment, a company that specializes in the manufacture of custom and high volume van bodies and specialty trailers. From June 1984 to December 1998, Mr. Schlecht served in the United States Army where he was a sergeant in charge of the battalion wheeled vehicles maintenance and operations, and oversaw the fleet of several hundred trucks and trailers and the mechanics responsible for their operation.

ITEM 10.  EXECUTIVE COMPENSATION
Cash Compensation

The following table shows, for the years ended December 31, 2000, 1999 and 1998 the cash and other compensation paid by the Company to its Chief Executive Officer and to each of the executive officers of the Company who had annual compensation in excess of $100,000.



                           SUMMARY COMPENSATION TABLE

                   Annual Compensation                   Long Term Compensation
      Name                Year       Salary   Bonus   Other Annual      Restricted       Underlying      LIP Payout      All other
                                                     Compensation     Stock Awards     Options/SAYS         ($)        compensation
    ----                  ----       ------    -----     ------------     ----------       ----------      ----------   -----------
                                                          ($)              ($)                                             ($)

                           SUMMARY COMPENSATION TABLE
                   Annual Compensation                      Long Term Compensation
    Name                  Year       Salary    Bonus     Other Annual     Restricted       Underlying      LIP Payout   All other
                                                         Compensation    Stock Awards     Options/SAYS         ($)     compensation
    ----                  ----       ------    -----     ------------     ----------       ----------      ----------   -----------
                                                           ($)              ($)                                        ($)
Chris Salmonson          2000        $N/A      $N/A             $N/A         $N/A              N/A           $N/A          $N/A
Robert Simmons           2000        $N/A      $N/A             $N/A         $N/A              N/A           $N/A          $N/A
Shaikh AlKhalifa         2000        $N/A      $N/A             $N/A         $N/A              N/A           $N/A          $N/A
Edwin Ruh                2000        $N/A      $N/A             $N/A         $N/A              N/A           $N/A          $N/A
Russell Adler            2000        $N/A      $N/A             $N/A         $N/A              N/A           $N/A          $N/A
Joel Brownstein          2000        $N/A      $N/A             $N/A         $N/A              N/A           $N/A          $N/A
James L. Wilson          2000        $N/A      $N/A             $N/A         $N/A              N/A           $N/A          $N/A
William C. Schlecht      2000        $N/A      $N/A             $N/A         $N/A              N/A           $N/A          $N/A
Lawrence Gallo           2000        $N/A      $N/A             $N/A         $N/A              N/A           $N/A          $N/A
Mitchell Sandler         2000        $N/A      $N/A             $N/A         $N/A              N/A           $N/A          $N/A

Chris Salmonson          1999        $N/A      $N/A             $N/A         $N/A              N/A           $N/A          $N/A
Robert Simmons           1999        $N/A      $N/A             $N/A         $N/A              N/A           $N/A          $N/A
Shaikh AlKhalifa         1999        $N/A      $N/A             $N/A         $N/A              N/A           $N/A          $N/A
Edwin Ruh                1999        $N/A      $N/A             $N/A         $N/A              N/A           $N/A          $N/A
Russell Adler            1999    $106,737     $0.00            $0.00       $39,900   5      00,000 (2)      $0.00         $0.00
Joel Brownstein          1999      $8,486 (1) $0.00            $0.00       $26,600   1      50,000 (2)      $0.00       $22,657 (4)
James L. Wilson          1999        $N/A      $N/A             $N/A         $N/A              N/A           $N/A          $N/A
William C. Schlecht      1999        $N/A      $N/A             $N/A         $N/A              N/A           $N/A          $N/A
Lawrence Gallo           1999      $6,235 (1) $0.00            $0.00       $33,250   1      50,000 (2)      $0.00       $25,000 (3)
Mitchell Sandler         1999     $14,957     $0.00            $0.00       $19,950   1      50,000 (2)      $0.00         $0.00
                                  (1)

                           SUMMARY COMPENSATION TABLE
                   Annual Compensation                   Long Term Compensation
       Name              Year     Salary    Bonus      Other Annual       Restricted     Underlying       LIP Payout   All other
                                                       Compensation       Stock Awards   Options/SAYS         ($)     compensation
       ----              ----     ------    -----      ------------       ----------     ----------       ----------  ----------
                                                           ($)              ($)                                          ($)
Chris Salmonson          1998      $N/A      $N/A             $N/A          $N/A            N/A           $N/A         $N/A
Robert Simmons           1998      $N/A      $N/A             $N/A          $N/A            N/A           $N/A         $N/A
Shaikh AlKhalifa         1998      $N/A      $N/A             $N/A          $N/A            N/A           $N/A         $N/A
Edwin Ruh                1998      $N/A      $N/A             $N/A          $N/A            N/A           $N/A         $N/A
Russell Adler            1998      $N/A      $N/A             $N/A          $N/A            N/A           $N/A         $N/A
Joel Brownstein          1998      $N/A      $N/A             $N/A          $N/A            N/A           $N/A         $N/A
James L. Wilson          1998      $N/A      $N/A             $N/A          $N/A            N/A           $N/A         $N/A
William C. Schlecht      1998      $N/A      $N/A             $N/A          $N/A            N/A           $N/A         $N/A
Lawrence Gallo           1998     $0.00     $0.00            $0.00         $0.00             0           $0.00        $0.00
Mitchell Sandler         1998     $0.00    $6,500            $0.00         $0.00             0           $0.00        $0.00


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

(4) Represents $15,000 payable to Mr. Brownstein for assisting the Company in raising capital and $7,657 of consulting fees of which $1,525 was paid prior to his employment and $6,132 was paid after his employment.

Employment Agreements
---------------------

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

The employment agreement with FuelNation Chairman, Chief Executive Officer and President, Chris Salmonson provides for an annual base salary of $240,000, and stock options equal to 8% of the total amount of issued and outstanding stock. The employment agreement with James L. Wilson, FuelNation's Chief Operating Officer and Chief Financial Officer, provides for a salary of $180,000 and stock options to equal 3.3% of the total number of issued and outstanding shares. The employment agreements for Mr. Salmonson and Mr. Wilson are attached as exhibits hereto.

Incentive and Non-Qualified Stock Option Plan
---------------------------------------------

On October 3, 1997, the Company adopted 1997 Stock Option Plan (the "Plan"), which authorizes the issuance of options to purchase a maximum 1,000,000 shares of common stock. On November 1, 1999 the Plan was amended to authorize the issuance of options to purchase a maximum of 4,000,000 shares of common stock. As of December 31, 2000, all person to whom the Company was obligated to issue options agreed to release the Company from such obligation. On April 5, 2001, the company terminated the plan.


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

--------------------------------------------- ---------------------------------
Name and Address of Beneficial Owner (1)       Amount and Nature of beneficial
                                                        Ownership (2)
--------------------------------------------- ---------------------------------
--------------------------------------------- ---------------------------------
Russell Adler (5)                                                      533,000
--------------------------------------------- ---------------------------------
--------------------------------------------- ---------------------------------
Chris Salmonson (2)                                                 87,030,579
--------------------------------------------- ---------------------------------
--------------------------------------------- ---------------------------------
Shaikh AlKhalifa                                                          None
--------------------------------------------- ---------------------------------
--------------------------------------------- ---------------------------------
Edwin Ruh (6)                                                          475,000
--------------------------------------------- ---------------------------------
--------------------------------------------- ---------------------------------
Joel F. Brownstein                                                   1,037,000
--------------------------------------------- ---------------------------------
--------------------------------------------- ---------------------------------
Robert Simmons (3)                                                  71,500,000
--------------------------------------------- ---------------------------------
--------------------------------------------- ---------------------------------
James L. Wilson (4)                                                  6,139,691
--------------------------------------------- ---------------------------------
--------------------------------------------- ---------------------------------
William Schlecht                                                          None
--------------------------------------------- ---------------------------------
--------------------------------------------- ---------------------------------
All directors and officers as a group (5 persons)                   93,645,270
------------------------------------------------ ------------------------------




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

        (3)65,000,000 shares held in the name of Rapture Holdings, Inc., of which Mr. Simmons is principal and sole shareholder. Also includes 6,500,000 shares held by Triad Petroleum, LLC.

        (4) Includes options to purchase 5,989,691 shares of common stock at par value, and options to purchase 150,000 shares at $.01.

        (5) Includes 100,000 shares held by Ms. Christine Adler, Russell Adler's wife.

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

During the calendar year, 2000, the Company received an aggregate of $442,210 of advances from officers, former officers and stockholders and made payments to such individuals aggregating $98,048.

During the calendar year, 2000, all amounts due to such individuals (net of offsets for assets transferred at net book value) aggregating $473,423 was waived by such individuals pursuant to the terms of letter agreements, whereby such individuals waived all of their rights to receive any amounts due and such amounts were contributed to paid in capital in the accompanying condensed balance sheet as of December 31, 2000.

In addition, pursuant to the terms of the aforementioned letter agreements such individuals relinquished all of their rights to receive unpaid accrued compensation, as well as future compensation pursuant to the terms of their respective employment agreements. As a result, 656,093 of amounts due to such individuals were contributed to pay in capital in the condensed balance sheet as of December 31, 2000.

Settlement of Liabilities.
-------------------------

In connection with Triad's acquisition of a controlling interest in the Company, Triad and the Company have been satisfying and/or settling a significant portion of the debts, claims and other liabilities of the Company. During the calendar year 2000, $340,000 in liabilities was settled for $340,000. Releases have been furnished by all of the claimants.

On August 12, 1999 and December 30, 1999, the Company borrowed an aggregate of $100,000 from a third party, a principal of whom is also a shareholder in the Company. The loan was payable in full on or before July 1, 2000 and bore interest at 2% above the base rate of the Bank of England, from time to time, compounded daily and all interest is payable at maturity.] This loan was repaid by the Company on October 25, 2000 by a payment of $100,000 in settlement of the amount due.]

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



(b)        Reports on Form 8 K


        1.  Form 8-K dated March 1, 2001
           - Item 6 - Resignation of Directors
        2.  Form 8-K dated January 19, 2001
           - Item 4 - Change in Registrants' Certifying Accountant
        3.  Form 8-K dated January 3, 2001
           - Item 5 - Other events (completion of Regulation D offering)
        4.  Form 8-K dated October 30, 2000
           - Item 1 - Changes in Control

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Registrant:

Date

May 21, 2001                       By:_____________________________
                                      Christopher Salmonson, President,
                                      CEO, Chairman of the Board


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:

May 21, 2001


By:_________________________________        By:_____________________________
   Christopher Salmonson, Director,            Shaikh Isa Mohammed
   President, CEO                              Isa AlKhalifa
   (Principal Executive Officer)

                                            By:_____________________________
                                               Ed Ruh, Director

                                            By:_____________________________
                                               James L. Wilson, Director

                                            By:______________________________
                                               William C. Schlecht, Director

                                 FUELNATION INC.
                       (FORMERLY REGENESIS HOLDINGS, INC.)
                           DECEMBER 31, 2000 AND 1999



                          INDEX TO FINANCIAL STATEMENTS





REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                            2

FINANCIAL STATEMENTS
         BALANCE SHEET                                                         4

         STATEMENTS OF OPERATIONS                                              5

         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                         6


         STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED                          7

         NOTES TO FINANCIAL STATEMENTS                                         8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
FUELNATION INC.
Boca Raton, Florida


We have audited the accompanying balance sheet of FUELNATION INC. as of December 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the financial position of FUELNATION INC. as of December 31, 2000, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the financial statements, the Company has suffered significant losses, and its operations and sources of revenues provide little source of revenue at this time. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ Sellers & Associates, P.C.
------------------------------
May 17, 2001
Ogden, Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
FuelNation, Inc. (Formerly Regenesis Holdings, Inc.)
Miami Beach, Florida


We have audited the accompanying statements of operations, changes in stockholders' equity, and cash flows of FuelNation, Inc. (Formerly Regenesis Holdings, Inc.) for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of FuelNation, Inc. for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered and continues to suffer significant losses, has an accumulated deficit and, as of December 31, 1999, has no operations or sources of revenues. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/S/ MOORE STEPHENS LOVELACE, P. A.
----------------------------------
Certified Public Accountants


Orlando, Florida
May 26, 2000





                                 FUELNATION INC.
                       (FORMERLY REGENESIS HOLDINGS, INC.)
                                  BALANCE SHEET

                                DECEMBER 31, 2000


ASSETS


CURRENT ASSETS:
   Cash                                                               $   13,198
   Receivables-Other                                                      16,499
   Due from Escrow Accounts                                              435,470
   Inventory                                                             553,623
   Due from Officers and Stockholders                                    172,874
   Prepaid Expense                                                        23,916
                                                                      ----------
Total Current Assets                                                   1,215,580
                                                                      ----------

FIXED ASSETS:
   Office Equipment and Computer Systems, net of
      accumulated depreciation of $23,276 in 2000                        209,479
                                                                      ----------

OTHER ASSETS:
   Technology                                                          1,535,133
   Investments                                                           403,886
                                                                      ----------
Total Other Assets                                                     1,939,019
                                                                      ----------

Total  Assets                                                         $3,364,078
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable                                                   $  375,404
   Accrued Liabilities                                                   398,467
   Payroll and Taxes Payable                                             125,800
                                                                      ----------
Total Current Liabilities                                                899,671
                                                                      ----------

LONG-TERM LIABILITIES                                                       --
                                                                      ----------

COMMITMENTS AND CONTINGENCIES                                               --
                                                                      ----------

STOCKHOLDERS' EQUITY:

   Preferred Stock, $.01 Par Value, 20,000,000 shares
      authorized; none issued and outstanding                               --
   Common Stock, $.01 Par Value, 350,000,000 shares
      authorized; 154,919,647 issued and outstanding                   1,549,197
   Additional Paid-In Capital                                            915,210
   Accumulated (Deficit)                                                    --
                                                                      ----------
Total Stockholders' Equity                                             2,464,407
                                                                      ----------
Total Liabilities and Stockholders' Equity                            $3,364,078
                                                                      ==========

                             See Accompanying Notes





                                 FuelNation Inc.
                       (ForMERLY REGENESIS HOLDINGS, Inc.)
                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                        2000           1999

Revenue                                            $       --      $       --
                                                   ------------    ------------

OPERATING EXPENSES:
   Salaries and wages including related taxes           640,760         837,230
   Legal and professional                               737,397         199,680
   Marketing and promotion                              188,235         137,200
   Travel                                               123,562         117,337
   Consulting fees                                      386,528          92,090
   Rent                                                  64,188          91,929
   Office expenses                                       82,973          69,642
   Depreciation and amortization                         44,480           3,744
   Other general and administrative expenses            232,501         129,140
   Abandonment of pending acquisition                   454,444            --
                                                   ------------    ------------
TOTAL OPERATING EXPENSES                              2,955,068       1,677,992
                                                   ------------    ------------

OPERATING LOSS                                       (2,955,068)     (1,677,992)

Other Income (Expenses):
   Interest and other income                               --            12,900
   Interest expense                                     (22,156)        (12,428)
                                                   ------------    ------------
TOTAL OTHER INCOME (EXPENSES), NET                      (22,156)            472
                                                   ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEM                       (2,977,224)     (1,677,520)

Extraordinary item, extinguishment of debt            1,047,421            --
                                                   ------------    ------------

NET INCOME (LOSS)                                  $ (1,929,803)   $ (1,677,520)
                                                   ============    ============


INCOME (LOSS) PER SHARE:
Loss before extraordinary item                     $      (0.08)   $      (0.42)
Extraordinary item                                        (0.02)   $       --
BASIC AND DILUTED NET LOSS PER COMMON SHARE        $      (0.06)   $      (0.42)
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           37,254,339       3,999,200
                                                   ============    ============




                             See Accompanying Notes










                                 FUELNATION INC.
                       (FORMERLY REGENESIS HOLDINGS, INC.)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2000 and 1999



                                                                            Preferred Stock                   Common Stock
                                                                          Shares       Amount            Shares            Amount
                                                                        --------------------------------------------------------
                                                                      --      $       --           762,345      $      7,623

Issuance of Series C Preferred Stock                                      48,000             480            --                --
Conversion of Series C Preferred Stock into common stock                 (48,000)           (480)        900,000             9,000
Issuance of common stock in private placement transactions                  --              --         1,736,417            17,365
Issuance of common stock to officers employment agreement                   --              --         1,925,000            19,250
Issuance of common stock to acquire Net Disc, Inc. assets                   --              --            10,000               100
Issuance of common stock for services and expenses                          --              --           105,212             1,052
Issuance of common stock upon exercise of stock options                     --              --           950,000             9,500
Issuance of options and warrants                                            --              --              --                --
Net (Loss)                                                                  --              --              --                --
                                                                        -----------------------------------------------------------
Balances, December 31, 1999                                                 --              --         6,388,974            63,890
                                                                        -----------------------------------------------------------

Issuance of common shares in private placement transactions                 --              --           300,000             3,000
Issuance of common shares to officer pursuant to the
    amendment of an employment agreement                                    --              --            50,000               500
Issuance of common shares in payment of deferred consulting fees            --              --         1,050,000            10,500
Issuance of common shares to acquire Internet Domain name                   --              --           250,000             2,500
Issuance of warrants to purchase common stock                               --              --              --                --
Issuance of common shares in payment of expenses                            --              --            64,974               650
Cancellation of a private placement transaction                             --              --          (200,000)           (2,000)
Cancellation of common shares issuable to current and former officers,directors and certain consultants in connection with
    cancellation of employment and consulting agreements                    --              --        (1,837,482)          (18,375)
Issuance of Preferred Stock for acquisition                            5,000,000          50,000            --                --
Issuance of Common Stock for acquisition                                    --              --        94,000,000           940,000
Exchange of Preferred Stock for Common Stock @ 10 to 1                (5,000,000)        (50,000)     50,000,000           500,000
Issuance of Common Stock in Private Placement transactions                  --              --         5,193,181            51,932
Cancellation of common shares for settlement of debt                        --              --          (340,000)           (3,400)
Net (Loss)                                                            (1,929,803)     (1,929,803)
Quasi Reorganization-Recapitalization                                       --              --              --                --
                                                                      ------------------------------------------------------------
Balance December 31, 2000                                                   --                 $    - 154,919,647     $  1,549,197
                                                                      ============================================================




                                                                         Additional
                                                                           Paid-In
                                                                          Capital         Deficit          Total

                                                                      ----------------------------------------------

Balances, December 31, 1998                                            $ 12,471,481    $(12,475,559)   $      3,545

Issuance of Series C Preferred Stock                                         56,700            --            57,180
Conversion of Series C Preferred Stock into common stock                     (8,520)           --              --
Issuance of common stock in private placement transactions                  494,235            --           511,600
Issuance of common stock to officers employment agreement                   108,500            --           127,750
Issuance of common stock to acquire Net Disc, Inc. assets                       530            --               630
Issuance of common stock for services and expenses                            5,013            --             6,065
Issuance of common stock upon exercise of stock options                     228,000            --           237,500
Issuance of options and warrants                                             13,892            --            13,892
Net (Loss)                                                                     --        (1,677,520)     (1,677,520)
                                                                       --------------------------------------------
Balances, December 31, 1999                                              13,369,831     (14,153,079)       (719,358)
                                                                       --------------------------------------------

Issuance of common shares in private placement transactions                 447,000                         450,000
Issuance of common shares to officer pursuant to the
    amendment of an employment agreement                                      2,000                           2,500
Issuance of common shares in payment of deferred consulting fees             42,000                          52,500
Issuance of common shares to acquire Internet Domain name                    10,000                          12,500
Issuance of warrants to purchase common stock                                 8,999                           8,999
Issuance of common shares in payment of expenses                              2,598                           3,248
Cancellation of a private placement transaction                            (198,000)                       (200,000)
Cancellation of common shares issuable to current and former officers,directors and certain consultants in connection with
    cancellation of employment and consulting agreements                       --                           (18,375)
Issuance of Preferred Stock for acquisition                                 450,000            --           500,000
Issuance of Common Stock for acquisition                                       --              --           940,000
Exchange of Preferred Stock for Common Stock @ 10 to 1                     (450,000)           --              --
Issuance of Common Stock in Private Placement transactions                3,313,664            --         3,365,596
Cancellation of common shares for settlement of debt                           --              --            (3,400)
Net (Loss)
Quasi Reorganization-Recapitalization                                   (16,082,882)     16,082,882            --
                                                                       ---------------------------------------------
Balance December 31, 2000                                              $    915,210     $      --      $  2,464,407
                                                                       =============================================


                             See Accompanying Notes






                                 FUELNATION INC.
                       (FORMERLY REGENESIS HOLDINGS, INC)
                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                                                                             2000          1999
Cash Flows from Operating Activities:
   Net loss                                                             $(1,929,803)   $(1,677,520)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                                       44,480          3,744
         Income from forgiveness of debt                                 (1,047,421)          --
         Common stock for services and expenses                              70,748           --
         Common stock for debt cancellation                                  21,775           --
         Stock warrants for services                                          8,999           --
         Expenses paid by issuance of common stock                             --          252,737
         Changes in operating assets and liabilities:
            (Increase) Decrease Receivables- Other                          (16,499)
            (Increase) Decrease Due from Escrowed Funds                    (435,470)
            (Increase) Decrease Prepaid Expenses                            (23,916)
            (Increase) Decrease Inventory                                  (553,623)
            Increase (Decrease) Accounts Payable                            293,909
            Increase (Decrease) Accrued Liabiliites                         288,774
            Increase (Decrease) Payroll & Taxes Payable                    (276,368)          --
            Accrued Payroll                                                    --          402,168
            Accounts payable and other current liabilities                     --          176,785
                  Net cash used in operating activities                  (3,554,415)      (842,086)

Cash Flows from Investing Activities:
   Advances toward pending acquisition                                     (403,886)      (155,492)
   Payments for fixed assets                                               (232,755)       (26,698)
   Payments for technology                                                 (135,133)
   Payments for other assets                                                 18,922        (16,422)
   Disposal of fixed assets- at net book value                                1,824
   Excess of cost over fair value                                               556
   Abandoned & lost investment in pending acquisition                       155,492           --
                  Net cash provided by (used in) investing activities      (594,980)      (198,612)

Cash Flows from Financing Activities:
   Net proceeds from issuance of common stock                             3,365,596        461,250
   Issue of private placement, net                                          250,000           --
   Proceeds from exercise of stock options by officers and directors           --          237,500
   Proceeds from loans payable                                                 --          175,000
   Proceeds from convertible note                                          (100,000)       100,000
   (Payment) on loans payable                                              (150,000)       (25,000)
   Proceeds from loans from officers and shareholders                       868,036        173,035
   Loans to officers, stockholders                                         (172,874)          --
                  Net cash provided by financing activities               4,060,758      1,121,785


Net Increase in Cash                                                        (88,637)        81,087

Cash, Beginning of year                                                     101,835         20,748

Cash, End of year                                                       $    13,198    $   101,835


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                             $      --      $      --


                             See Accompanying Notes


                                 FUELNATION INC.
                       (FORMERLY REGENESIS HOLDINGS, INC)
                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

Supplemental Schedule of Non Cash Investing and Financing Activities:
   Year Ended December 31, 2000:

Issuance of 250,000 shares of common stock to acquire the URL address Music
     411.com valued at $12,500.
Issuance of an aggregate of 1,050,000 shares of common stock in connection with three consulting agreements, valued at $52,500.
Issuance of an aggregate of 50,000 shares in connection with the amendment of an employment agreement with an officer, valued at $2,500.
Cancellation of 1,837,482 shares of common stock issuable to officers and directors, former officers and directors and certain consultants in connection with cancellation of employment agreements and consulting agreements, valued at $868,036.
Issuance of preferred stock , valued at $500,000. Issuance of common stock, valued at $940,000.
Issuance of common stock in exchange for preferred stock @10 to 1, valued at
     $500,000.
Issuance of 64,974 shares of common stock for payment of expenses valued at $3,248.

Supplemental Schedule of Non Cash Investing and Financing Activities:
   Year Ended December 31, 1999:
      Issuance of 48,000 shares of Series C Preferred Stock valued at $57,180. Issuance of 10,000 shares of common stock to acquire the assets of
         Net Disc, Inc. valued at $630.
      Issuance of 1,925,000 shares of common stock to officers and directors in connection with their employment agreements, including amendments thereto, valued at $127,750.
      Excess of estimated fair market value of 950,000 shares of common stock over the aggregate selling price of $9,500.
      Issuance of 50,000 shares of common stock in payment of deferred consulting fees, valued at $2,500.
      Issuance of 27,500 shares of common stock in payment of employee salaries and wages, valued at $1,625.
      Issuance of 3,000 shares of common stock in payment of legal fees, valued at $210.
      Issuance of 24,712 shares of common stock in payment of loan fees and interest expense, valued at $1,730.
      Issuance of options to purchase 370,000 shares of common stock and and warrants to purchase 216,000 shares of common stock, valued at an aggregate of $13,892.



                             See Accompanying Notes

                                 FUELNATION INC.
                       (Formerly Regenesis Holdings, Inc.)
                          Notes to Financial Statements
                           December 31, 2000 and 1999




Note 1.  Organization and Nature of Business

History

FuelNation Inc. was organized under the laws of the State of Florida on July 6, 1993 under the name International Pizza Corporation. On October 30, 1995, the Company changed its name to QPQ Corporation, and on November 4, 1997, changed its name to Regenesis Holdings, Inc. On October 17, 2000 the Company changed its name to FuelNation Inc.

The Company was originally formed to develop and operate Domino's Pizza outlets in the Republic of Poland. The Company also operated medical centers offering primary care medical services and medically supervised weight loss programs. These operations were discontinued after suffering substantial losses.

In 1999, the Company acquired the operating assets of NetDisc, Inc. for 10,000 shares of common stock. NetDisc was engaged in Internet advertising, and had developed CD Rom/Internet technology, which directs users to the websites of advertisers. The Company did not generate any operating revenues for the years ended December 31, 1999, and 2000 from these efforts. The Company abandoned these efforts in 2000. The loss from these operations are reported within the regular operations of the Company on the statement of operations for both December 31, 2000 and 1999.

During 1999 and 2000 the Company invested substantially in acquisition efforts. These were unsuccessful, except the one with Triad Petroleum, LLC (Triad). The Company in October 2000 acquired from Triad all rights and ownerships to a bench marked proprietary software system and the related assets associated with it. No liabilities were assumed in the acquisition. The proprietary software system, called "R2R" (Rack to Retail) collects and reports data in the liquid fuel industry and related sales of liquid fuel and other items sold in retail stores. The prospects of what kinds of data can be collected and reported continues to grow, as do the requests to collect such data.

On December 15, 1998, the Company's common stock was delisted from the OTC Bulletin Board for failure to comply with Rule 15C-211. On June 30, 2000, the Company's common stock resumed trading on the OTC Bulletin Board.


Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its books and records on the accrual basis for financial reporting and for income taxes. The accompanying financial statements represent the transactions for the fiscal years ending, December 31, 2000 and 1999.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates.

Impairment of Long-Lived Assets

It is the Company's policy to periodically evaluate the economic recoverability of all of its long-lived assets. In accordance with that policy, when the Company determines that an asset has been impaired, it recognizes the loss in its statement of operations.


Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of each class of financial instruments are as follows:

Cash and cash equivalents, receivables, notes payable, accounts payable, refundable deposits, due to stockholder, and deferred income are reflected in the financial statements at fair value because of the short maturity of these instruments.


Cash Equivalents

For purposes of reporting of cash flows, the Company classifies all cash and short-term investments with maturities of three months or less to be cash equivalents.


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


Fixed Assets

Fixed assets stated at cost. Depreciation is provided on the straight line method at rates based upon the estimated useful lives of individual assets or classes of assets. Expenditures for repairs and maintenance are expensed as incurred. Expenditures which materially increase values, or extend useful lives are capitalized.


Income Taxes

The Company has adopted the provisions of statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which incorporates the use of the asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liability for the expected future consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities.

During 2000, the Company underwent an ownership change as defined in Section 382 of the Internal Revenue Code. Consequently, management believes the net operating loss carry forwards are lost. Therefore, no recognition of any net operating loss carry forwards or benefits are reflected in these financial statements. Note 2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

Revenue is recognized from sales and services when they are performed.


Comprehensive Income

The Company has adopted SFAS No. 130 Reporting Comprehensive Income. The Company has no reportable differences between net income and comprehensive income, therefore a statement of comprehensive income has not been presented.


Advertising Expense

Advertising costs are expensed as incurred. Advertising costs for 1999 and 2000 were not significant expenditures.


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

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of Accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

The Company had employee compensation plans dealing with stock in 1999. During 2000 the Company purchased selected assets of Triad Petroleum, LLC. In consummating this acquisition all employee compensation plans and related deferred compensation plans were terminated. Employees impacted by the termination of previously existing employee compensation plans were compensated in cash and/or Company stock. As of December 31, 2000, the Company has no stock-based compensation plans and no stock is committed for any stock-based compensation plans.

Note 3.  Fixed Assets

A summary of fixed assets at December 31, 2000 is as follows:
                                                                 Estimated
                                                                Useful Lives
         Furniture and equipment...................  $110,525      5 years
         Computers.................................   122,230      5 years
         Less-accumulated depreciation.............   (23,276)
                                                     --------
                                                     $209,479
                                                     ========
Depreciation expense...............................  $ 44,480
                                                     ========

On or before September 30, 2000, the Company disposed of all fixed assets at net book value. Thus, no gain or loss is recognized on the disposal of fixed assets.

Note 4.  Technology Costs and Rights

The Company purchased the following on October 13, 2000.

      Working model of computer designed proprietary software "R2R"  $   570,000
      Exclusive ownership and rights to the "R2R"                        870,000
                                                                     -----------
                                                                       1,440,000
Since the acquisition the Company continues to expand the data collection features of the computer designed proprietary software and the satellite retrieval and other access methods.

Additional costs incurred from October 13, 2000 To
December 31, 2000 are                                                     95,133
                                                                     -----------

Total as of December 31, 2000                                         $1,535,133
                                                                     ===========

The Company determines the cost outlays incurred on technology costs by assigning all direct costs and a portion of indirect costs to the projects worked on. It then capitalizes those costs incurred where they are determined to have an extended useful life beyond the current year.

Management has elected not to amortize the rights portion of $870,000. The balance is amortized over 10 years once it is put into service, which will be after December 31, 2000.

The Company evaluates the status of technology costs. If the Company determines the net book value of technology costs as capitalized as "other assets" on the balance sheet is worth less than what is reported on the financial statements it will write the asset down.


Note 5.  Income Taxes

As of December 31, 2000, the Company had an estimated net operating loss carryforward from October 13, 2000 to December 31, 2000 of approximately $1,480,000 available to offset future taxable income. All net operating loss carryforwards prior to October 13, 2000 were lost because of the significant change in ownership at October 13, 2000. The net operating loss carryforward begins to expire in year 2015. Under U.S. federal law, certain changes in ownership of the Company may cause a limitation on future utilization of loss carryforwards.

The deferred income tax asset of $444,000 (36% x $1,480,00) has been fully offset by a valuation allowance of like amount. Therefore, the deferred income tax benefit is netted to $0 and is not reflected in these financial statements.

There were no payments made for income taxes in the year ending December 31, 2000.


Note 6. Stockholders' Equity

Acquisition of other assets technology

On October 13, 2000 the Company acquired all of the proprietary computer and software system and other selected assets but no liabilities of Triad Petroleum, LLC (Triad). In exchange the Company issued 94,000,000 shares of common stock and 5,000,000 of preferred stock which was subsequently converted to 50,000,000 shares of common stock. The total value assigned to this purchase is $1,440,000.

Upon conversion to 144,000,000 shares of common stock the new shareholders (Triad and its individual members) effectively owned 96% ownership of the Company.

This acquisition is reported on the purchase method of accounting.

Quasi Reorganization & Recapitalization

On December 8, 2000 the Board of Directors determined to make a quasi reorganization effective December 31, 2000. Management acknowledged the accumulated deficits of all of the prior years as well as 2000 are not indicative of what is not occurring. The recapitalizations (quasi reorganization) zeros out the accumulated (deficit) account by an amount of $17,130,303 with the offset reducing the paid in capital by the same amount.

Stock Options and Warrants

In 1999, the Company entered into an agreement with JW Genesis Capital Markets, Inc. ("JW Genesis"), whereby JW Genesis acted for a time in assisting the Company to raise funds. In connection with these services, which are terminated as of December 31, 2000, the Company issued to JW Genesis warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $2.50 per share exercisable by November 2004. The warrants were recorded at their estimated fair market value of $12,500. No warrants have been exercised.

As of December 31, 2000, other current liabilities in the accompanying balance sheet includes $37,500 still due to JW Genesis pursuant to the agreement. No current services are provided by JW Genesis to the Company.

In 2000 the Company entered into a consulting agreement with Equity Group to provide certain services. These services are terminated as of December 31, 2000. The services provided certain compensation to Equity Group. Options were granted to Equity Group to purchase 216,000 shares in 3 lots of 72,000 shares each to be exercised by March 7, 2005 at price per lot of; 1 lot at $2.50 per share, 1 lot at $5.00 per share, and 1 lot at $7.50 per share. No options have been exercised. The options are recorded at their estimated fair market value of $10,800.

Amended Activities of Incorporation November 15, 2000

On November 15, 2000, the Board of Directors of the Company and a majority of the stockholders filed an amendment to the articles of Incorporation, which provided for an increase in the number of shares of common and preferred shares as follows: The maximum number of shares of all classes of stock which the Corporation is authorized to have outstanding at any one time is 370,000,000 shares, of which 20,000,000 shares shall be Preferred Stock, par value $.01 per share, issuable in one or more classes or series (the "Preferred Stock"), and 350,000,000 shares shall be Common Stock, par value $.01 per share (the "Common Stock"). All or any part of the Common Stock and Preferred Stock may be issued by the Corporation from time to time and for such consideration as the Board of Directors may determine. On February 1, 1999, the Board of Directors of the Company designated 300,000 shares of authorized Preferred Stock as Series B Preferred Stock with a par value of $.01 per share. The Series B Preferred Stock has equal voting rights with the Company's Common Stock upon conversion to common stock; is convertible, at the option of the holder, into twenty shares of Common Stock for each share of Series B Preferred Stock; is redeemable at any time at the sole option of the Company at a redemption price to be negotiated by the parties; is entitled to dividends from time to time as determined in the sole discretion of the Company out of funds legally available for the payment of dividends; and is entitled to a liquidation preference of $.01 per share upon voluntary or involuntary dissolution or winding up the Company.

Other Activity during 2000

Refer to Note 7.


Equity Activity during 1999

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

On February 1, 1999, the Company sold 35,000 shares of Series C Preferred Stock to the Company's Chairman and received net proceeds of $350. Contemporaneously, the Chairman transferred 29,000 of his Series C Preferred Stock to certain officers of the Company. On February 3, 1999, the Company sold 13,000of its Series C Preferred Stock in a private offering and received net proceeds of $130. The Chief Executive Officer and a director purchased 3,000 and 10,000 shares, respectively. All of the Series C Preferred Stock was subsequently converted into a total of 900,000 shares of common stock. Results of operations for the year ended December 31, 1999, includes a charge for compensation expense of $56,700 relating to the issuance of the 48,000 shares of Series C Preferred Stock.

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

In connection with the issuance of 48,000 shares of Series C Preferred Stock, which was converted into 900,000 shares of common stock, the sale of 950,000 shares of common stock to 29 investors, the grant of 1,925,000 shares of common stock to officers pursuant to their employment agreements and the issuance of 80,500 shares in payment of deferred consulting fees, accrued payroll and legal fees, the Company valued the aggregate 3,855,500 shares of common stock at an average price of $.062 per share. Each transaction was valued based upon the last publicly traded price of the Company's common stock nearest to the date of the transactions. The Company believes that the per share prices used to value each

Equity Activity during 1999

transaction reasonably reflects the estimated fair market value per share of the Company's common stock on the date of the transactions.

At December 31, 1999, the Company had reserved 4,420 shares of common stock for issuance pursuant to the terms of its stock option plan and other outstanding options and warrants.

The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the issuance of stock options to employees.

Had compensation cost for the Company's issuance of common stock options during the year ended December 31, 1999 been determined based upon the fair market value at the date of grant consistent with provisions of SFAS No. 123, the Company's net loss and net loss per common share would have increased to the unaudited proforma amounts listed below.

         Net loss as reported..............................  $(1,677,520)
         Proforma net loss, unaudited......................   (1,724,609)
         Net loss per share................................         (.42)
         Proforma net loss per share, unaudited.......              (.43)

The Company utilizes the Black-Scholes options pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the year ended December 31, 1999; dividends yield of 0%; expected average annual volatility of 150%; average annual risk free interest of 7.5%; and expected terms averaging 3.9 years.


Note 7.  Settlement of debt

New Management in conjunction with retired management negotiated with old management to received 1,260,000 shares of stock and that were put into escrow for the benefit of the Company. This stock was then used in negotiating settlements with as many creditors as possible. Ultimately, the Company issued from escrow 410,000 shares of stock in 2000. In addition 340,000 shares of common stock were returned into the treasury of the Company. The Company subsequently satisfied $340,000 in debt. In the year 2001 the Company has negotiated to settle debts by issuing 302,800 shares of common stock, of which 60,000 shares are free trading shares, and 242,800 shares are restricted shares. Also, 466,000 options and warrants were issued for a value of $23,300, which are exercisable through various dates through March 7, 2005.

During the year ended December 31, 2000, the Company returned to treasury common shares totaling 1,837,482. These shares satisfied debt of $1,047,421. The dollar amount of forgiven debt is reflected in the statement of operations for the year ended December 31, 2000.


Note 8. Loss on Acquisitions

During 1999 the Company invested $155,492 towards the efforts in acquisition. During 2000, the Company abandoned those efforts and lost all of its investments. In addition, the Company sought out other acquisitions and expended over $1,000,000 in consulting fees, lost deposits, advances, and other costs of acquisitions. All of these efforts, except for the acquisition of the technology from Triad Note 8. Loss on Acquisitions (continued)

Petroleum, LLC, were not successful. These losses are recognized as various expenses in the statement of operations for the year 2000.

As of December 31, 2000 the Company has one acquisition it has begun. This is with a company dealing with liquid fuel. This acquisition effort has stalemated where the $425,000 invested in this tentative acquisition will be returned to the Company, less $35,000 retained for accounting expenses of the target company. This asset of $425,000 and the corresponding $35,000 debt commitment are recognized on the financial statements as of December 31, 2000.


Note 9. Financial Condition and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the financial statements, the Company has suffered significant losses, and its operations and sources of revenues provide little source of revenue at this time. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are described in the following paragraphs. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company raised substantial funds in private placements offerings during 1999 and 2000. It expended significant efforts to acquire operating companies with little success and at considerable expense. The Company now owns valuable technology, purchased primarily in a stock transaction. During 2000 the Company raised additional funds of $3,365,596 in a private placement. This was accomplished about the same time as the purchase of the technology.

Presently, the majority shareholders plan to continue funding the operations of the Company anticipating other sources will come about in the near future.


Note 10. Related Party Transactions

During the year ended December 31, 1999, the Company incurred $12,075 of legal fees from the wife of the Chairman of the Board.

During the year ended December 31, 1999, the Company incurred an aggregate of $47,657 of consulting fees and commissions payable to its former Chief Executive Officer and President and its former Chief Financial Officer and Treasurer of which $26,525 was incurred prior to their appointment as executive officers of the Company and $21,132 was incurred after their appointment as executive officers of the Company. The employment agreement for the former Chief Financial Officer and treasurer provided for the payment of $15,000 of fees for his assistance in raising capital for the Company.

During the year ended December 31, 1999, the Company received working capital advances of $85,925 for the father of former Chairman of the Board, who together with his wife and entities controlled by such individuals which are major shareholders of the Company. During 1999, the Company repaid $48,166 of such advances.

Note 11. Commitments and Contingencies

Litigation

In December 1998 the Company filed a Complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida titled Shulman & Associates, Inc., Manny /Shulman, Franklyn Weichselbaum, Mitchell Rubinson and the Company, Regenesis Holdings, Inc. (now FUELNation Inc) v. Elizabeth Shwiff, Fincross, Ltd., Elpoint Corporation, Elpoint, Co., L.L.C., Russion Securities Co., Yakovlev, Oleg Pavlioutchouk and Maxim Shishlyannikov, for defamation and liable in connection with certain information released about the Company. Counterclaims were filed as well as a collateral action against the Company and others in the United States District Court for the Northern District of California. The other defendants settled these suits for $450,000. The Company was not obligated to contribute financially to the settlement. Management believes there is a slight chance the Company may become financially obligated to contribute to the settlement. Nothing has been recognized in the financial statements for this contingency.


Note 12. Subsequent Events

Other

There are 250,000 stock warrants and 216,000 stock options outstanding as of December 31, 2000. Refer to Note 6. Stockholders' Equity.


Change of Management

The Company upon the acquisition of the technology from Triad and the issuance of stock to the owners of Triad, the former management resigned and resigned from the Board of Directors of the Company. New management staff were elected by the new Board of Directors. During the period from October 2000 until March 2001, management of the Company transitioned from the prior officers and Board of Directors to the new management and Board of Directors.