Form 10QSB
period 2001-03-31
FUELNATION INC
filed 2001-05-24
CIK 910111

FUELNATION INC.



                            FILING TYPE: FORM 10-QSB
                          DESCRIPTION: QUARTERLY REPORT
                            FILING DATE: MAY 24, 2001
                          PERIOD ENDING: MARCH 31, 2001


                PRIMARY EXCHANGE: OVER THE COUNTER BULLETIN BOARD
                                  TICKER: FLNTE

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                         Commission file number 1-12350


                                 FUELNATION INC.
                 (Name of Small Business Issuer in its Charter)



           FLORIDA                                         65-0827283
           -------                                        -----------
 (State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)


         1700 NORTH DIXIE HIGHWAY, SUITE 125, BOCA RATON, FLORIDA 33432
       ------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)



                                 (561) 391-5883
                           (Issuer's Telephone Number)



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



The number of shares outstanding of the issuer's common stock, par value $.01 per share as of May 23, 2001 was 158,358,586

                                 FUELNATION INC.





INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS                          PAGE

  Condensed Balance Sheets at March 31, 2001                                 F-1

  Condensed Statements of Operations for the Three Months
        ended March 31, 2001 and 2000                                        F-2

  Condensed Statement of Changes in Stockholders' Equity (Deficit)
        for Three Months ended March 31, 2001                                F-3

  Condensed Statements of Cash Flows for the Three Months ended
        March 31, 2001 and 2000                                              F-4

  Notes to Condensed Financial Statements                                    F-5

INDEX TO  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  Item 2. Management Discussion  and Analysis                                  2

  Part II. Other Information                                                   3



PART  I  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


As used herein, the term "Company" refers to FuelNation Inc. and predecessors (the Company was formerly named as Regenesis Holdings, Inc.) unless otherwise indicated. Consolidated, Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.


                                 FUELNATION INC.

                             CONDENSED BALANCE SHEET

                                 MARCH 31, 2001
                                   (Unaudited)

ASSETS


CURRENT ASSETS:
   Cash                                                             $    15,597
   Receivables-Other                                                     15,985
   Due from Escrow Accounts                                             435,470
   Inventory                                                            555,556
   Due from Officers and Stockholders                                   101,847
   Prepaid Expense                                                       79,595
                                                                    -----------
Total Current Assets                                                  1,204,050
                                                                    -----------

FIXED ASSETS:
   Office Equipment and Computer Systems, net of
      accumulated depreciation of $34,914                               201,301
                                                                    -----------

OTHER ASSETS:
   Technology                                                         1,661,734
   Investments                                                          403,886
                                                                    -----------
Total Other Assets                                                    2,065,620
                                                                    -----------

Total  Assets                                                       $ 3,470,971
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable                                                 $   673,779
   Accrued Liabilities                                                  382,880
   Payroll and Taxes Payable                                            211,948
                                                                    -----------
Total Current Liabilities                                             1,268,607
                                                                    -----------

LONG-TERM LIABILITIES                                                      --
                                                                    -----------

COMMITMENTS AND CONTINGENCIES                                              --
                                                                    -----------

STOCKHOLDERS' EQUITY:

   Preferred Stock, $.01 Par Value, 20,000,000 shares
      authorized; none issued and outstanding                              --
   Common Stock, $.01 Par Value, 350,000,000 shares
      authorized; 155,059,607 issued and outstanding                  1,550,597
   Additional Paid-In Capital                                         1,115,310
   Accumulated (Deficit)                                               (463,543)
                                                                    -----------
Total Stockholders' Equity                                            2,202,364
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $ 3,470,971
                                                                    ===========


                             See Accompanying Notes




                                 FuelNation Inc.

                       CONDENSED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                           2001            2000

Revenue                                              $        --      $        --
                                                     -------------    -------------

Operating Expenses:
   Salaries and wages including related taxes               92,836          194,618
   Legal and professional                                  135,317           62,456
   Marketing and promotion                                  41,880            2,875
   Travel                                                    2,904           41,697
   Consulting fees                                          75,000           73,500
   Rent                                                      6,413           28,943
   Office expenses                                           8,976           18,319
   Depreciation and amortization                            11,638            5,575
   Other general and administrative expenses                87,270           26,475
                                                     -------------    -------------
Total Operating Expenses                                   462,234          454,458
                                                     -------------    -------------

Operating Loss                                            (462,234)        (454,458)

Other Income (Expenses):
   Interest expense                                         (1,309)          (8,375)
                                                     -------------    -------------
Total other income (expenses), net                          (1,309)          (8,375)
                                                     -------------    -------------

Net Income (Loss)                                    $    (463,543)   $    (462,833)
                                                     =============    =============


Basic and Diluted Net Loss per Common Share          $       (0.00)   $       (0.06)
                                                     =============    =============

Weighted Average Common Shares Outstanding             154,989,627        7,404,038
                                                     =============    =============



                             See Accompanying Notes


                                 FUELNATION INC

        CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                        THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)


                                                                                    Additional
                                       Preferred Stock      Common Stock              Paid-In        Accumulated
                                      Shares Amount     Shares         Amount         Capital         (Deficit)         Total
                                      -------------     ------         ------         -------         ---------         -----

Balances, December 31, 2000              --   $--     154,919,647   $  1,549,197   $    915,210    $       --      $  2,464,407

Issuance of common shares in
        private placement transactions   --    --            --           38,460            385         24,615          25,000
Issuance of common shares in
        private placement transactions   --    --            --          101,500          1,015        100,485         101,500
        issuance of stock options              --            --             --             --           75,000          75,000
Net (Loss)                               --    --            --             --             --         (463,543)       (463,543)
                                      ------  ----   ------------   ------------   ------------    -----------     -----------
Balance March 31, 2001                   --   $--     155,059,607   $  1,550,597   $  1,115,310    $  (463,543)    $ 2,202,364
                                      ======  ====   ============   ============   ============    ===========     ===========



                             See Accompanying Notes




                                 FUELNATION INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                2001          2000
                                                                ----          ----
Cash Flows from Operating Activities:
   Net loss                                                   $(463,543)   $(462,833)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                           11,638        5,575
         Expenses paid by issuance of common stock,
                options and warrants                             75,000        9,835
         Changes in operating assets and liabilities:
            (Decrease) in Current Assets                        (57,098)
            (Decrease) in Other Assets                         (126,601)
            Increase in Accounts Payable,accrued expenses,
                and other current liabilities                   368,936      138,946
                                                              ---------    ---------
                  Net cash used in operating activities        (191,668)    (308,477)
                                                              ---------    ---------



Cash Flows from Investing Activities:
   Advances toward pending acquisition                             --       (140,000)
   Purchase of equipment                                         (3,460)      (1,046)
                                                              ---------    ---------
                  Net cash provided by (used in)
                        investing activities                     (3,460)    (141,046)
                                                              ---------    ---------

Cash Flows from Financing Activities:
   Net proceeds from issuance of common stock                   126,500      250,000
   Repayment of loans payable                                      --        (20,000)
   Proceeds of loans from officers and stockholders              71,027      214,150
   Repayment of loans to officers and stockholders                 --        (31,010)
                                                              ---------    ---------
                  Net cash provided by financing activities     197,527      413,140
                                                              ---------    ---------


Net Increase in Cash                                              2,399      (36,383)

Cash, Beginning of year                                          13,198      101,835
                                                              ---------    ---------

Cash, End of year                                             $  15,597    $  65,452
                                                              =========    =========


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                   $   1,309    $    --
                                                              =========    =========

Supplemental Schedule of Non Cash Investing and Financing Activities:
   Three Months Ended March 31, 2001:
Issuance of options to purchase 1,500,000 shares of common stock in connection with consulting fees, valued at $75,000.



                             See Accompanying Notes

                                FUEL NATION INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

The interim consolidated financial statements at March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 are Unaudited, but include all adjustments which the management considers necessary for a fair presentation.

The accompanying Unaudited condensed financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2000. The accompanying Unaudited interim condensed financial statements for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results which can be expected for the entire year.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported accounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2.  TECHNOLOGY COSTS AND RIGHTS

The Company purchased the following on October 13, 2000.

      Working model of computer designed
        proprietary software "R2R"                              $   570,000
      Exclusive ownership and rights to the "R2R"                   870,000
                                                                -----------
                                                                  1,440,000


This acquisition is reported on the purchase method of accounting.

Since the acquisition the Company continues to expand the data collection Features of the computer designed proprietary software and the satellite retrieval and other access methods.

Additional costs incurred from October 13, 2000 To
        December 31, 2000 are                                        95,133
                                                                     ------

Total as of December 31, 2000                                     1,535,133


Additional costs incurred as of March 31, 2001                      117,252
                                                                  ---------

Total as of March 31, 2001                                       $1,661,734
                                                                 ==========

The Company determines the cost outlays incurred on technology costs by assigning all direct costs and a portion of indirect costs to the projects worked on. It then capitalizes those costs incurred where they are determined to have an extended useful life beyond the current year.

Management has elected not to amortize the rights portion of $870,000. The balance is amortized over 10 years once it is put into service, which will be after March 31, 2001.


NOTE 3.  INCOME TAXES

Under U.S. federal law, certain changes in ownership of the Company may cause a limitation on future utilization of net loss carryforwards. All net operating loss carryforwards prior to October 13, 2000 were lost because of the significant change in ownership at October 13, 2000. As of March 31, 2001, the Company has estimated net operating loss carryforwards from October 13, 2000 to March 31, 2001 of approximately $1,944,000 available to offset future taxable income. The net operating loss carryforward begins to expire in year 2015.

The deferred income tax asset of $583,000 (30% x $1,944,000) has been fully offset by a valuation allowance of like amount. Therefore, the deferred income tax benefit is netted to $0 and is not reflected in these financial statements.

There were no payments made for income taxes in the three months ending March 31, 2001.


NOTE 4. STOCKHOLDERS' EQUITY

QUASI REORGANIZATION & RECAPITALIZATION

On December 8, 2000 the Board of Directors determined to make a quasi reorganization effective December 31, 2000. Management acknowledged the accumulated deficits of all of the prior years as well as 2000 are not indicative of what is not occurring. The recapitalizations (quasi reorganization) zeros out the accumulated (deficit) account by an amount of $16,082,882 with the offset reducing the paid in capital by the same amount.

STOCK OPTIONS AND WARRANTS

In 1999, the Company entered into an agreement with JW Genesis Capital Markets, Inc. ("JW Genesis"), whereby JW Genesis acted for a time in assisting the Company to raise funds. In connection with these services, which were terminated as of December 31, 2000, the Company issued to JW Genesis warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $2.50 per share exercisable by November 2004. The warrants were recorded at their estimated fair market value of $12,500. No warrants have been exercised.

In 2000 the Company entered into a consulting agreement with Equity Group to provide certain services. These services are terminated by December 31, 2000. The services provided certain compensation to Equity Group. Options were granted to Equity Group to purchase 216,000 shares in 3 lots of 72,000 shares each to be exercised by March 7, 2005 at a price per lot of: 1 lot at $2.50 per share, 1 lot at $5.00 per share, and 1 lot at $7.50 per share. No options have been exercised. The options were recorded at their estimated fair market value of $10,800.

In October, 2000 the Company engaged Veritas Venture Lab, LLC (Veritas) to provide certain services and consulting. Veritas was paid for all services. In addition, Veritas was also granted 1,500,000 options to buy 1,500,000 shares of stock at $.01 per share. The 1,500,000 options are valued at $.05 per option , or $75,000.


NOTE 5.  PENDING UNDERWRITING & AGENT'S RETENTION AGREEMENT


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

NOTE 6. NOTE COMMITMENTS AND CONTINGENCIES

In May 2000, Triad, the majority shareholder of FuelNation, entered into an agreement to acquire the operating businesses of Wilmoth Oil Company and its affiliates a large Midwest fuel distribution company (herein referred to as the "Wilmoth Transaction") for a total price of approximately $29,000,000. Triad subsequently assigned all rights to that agreement to the Company. While the sellers agreed to extend the anticipated closing until March 31, 2001, the Company was unable to raise funds sufficient to consummate such transaction, and on April 7, 2001 both parties agreed to terminate the transaction. On May 23, 2001 the Company and Wilmoth agreed to reopen negotiations.

NOTE 7.  TERMINATION OF MANAGEMENT

During March, 2001 three members of the board of directors resigned. They were not replaced until April, 2001. See Note discussing subsequent event.

NOTE 8. SUBSEQUENT EVENT

On April 15, 2001 the Company considered and approved to issue Joel Brownstein, former officer and Board of Director, 2,000,000 shares of restricted shares of stock. This is in consideration for the past efforts he has done for and in behalf of the Company. This is not recognized in the financial statements as of March 31, 2001 as it was not accruable at March 31, 2001. Nor is it in the basic or dilutive loss per share as it would be anti-dilutive.

         During April, 2001 one officer and two members of the board of directors were appointed.

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

             The following should be read in conjunction with the Financial Statements of the Company and the notes thereto included elsewhere in this report on Form 10-QSB, as well as the information contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on May 21, 2001.


         GENERAL

             The report of the Company's independent certified public accountants on their audit of the Company's December 31, 2000 financial statements contained uncertainties relating to the Company's ability to continue as a going concern. As shown in the accompanying financial statements the Company incurred a loss of $463,543 for the three months ended March 31, 2001, and had a working capital deficiency of $64,557 at March 31, 2001. However, total stockholder equity, net of accumulated (deficit) of $463,543, is $2,202,364. These factors among others raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments relating to the outcome of this uncertainty.

             The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been from the cash generated through the private placement of equity and/or debt securities and from advances from its officers and directors. The Company has completed the transaction with Triad Petroleum LLC purchasing technology (see "Managements Discussion and Analyses or Plan of Operations-General") in order to eventually achieve profitable operations. However, there can be no assurance that the Company will be successful in achieving profitable operations or acquiring additional capital or that such capital, if available, will be on terms and conditions acceptable to the Company. Additionally, the Company is in negotiations of an acquisition of the operations of a compatible corporation. In addition, arrangements are in place to raise additional equity through private placements and equity financing through an equity line of credit are moving forward towards completion.


         RESULTS OF OPERATIONS


             Salaries and wages including related taxes decreased $101,782 in the three months ended March 31, 2000, from $194,618 at March 31, 2000 to $92,836 at March 31, 2001, as a result of employment of reduction of executive officers and related compensation.

             Legal and professional fees increased $72,861 in 2001 when compared to 2000, primarily as a result of expenses associated with the engagement of outside professionals to assist the Company in connection with preparing private placement offerings.

             The $41,880 of marketing and promotion costs in 2001, relate to the advertising of technology and is an increase of $39,005 over the cost in 2000.

             Travel expense decreased by $38,793 in 2001 as a result of a decrease in executive travel.

             Rent expense in 2001 decreased $22,530 primarily be closing the corporate offices in Miami, Florida and New York City, and moving its offices to Boca Raton, Florida.

             Other general and administrative expenses increased by $60,795 as a result of the change of operations. The major increases came from costs for insurance, investors services and utilities. Utilities are now above the cost of rent.

         LIQUIDITY AND CAPITAL RESOURCES

             For the three months ended March 31, 2001 and 2000, net cash used in operating activities was $191,668 and $308,477, respectively. The decrease of $116,809 was primarily attributable to a higher level of non-cash charges incurred in the three months ended March 31, 2001, of $65,165 and a net decrease in working capital of $46,291.

             Net cash used in investing activities for the three months ended March 31, 2001, was $3,460 compared to $141,046 for 2000. The primary decrease is a reduction in advances toward a pending acquisition of $140,000.

             Net cash provided by financing activities for the three months ended March 31, 2001 was $197,527 which was comprised of an aggregate of $126,500 relating to the sale of common stock in private placements and $71,027 of loans and reduction of receivables. During the three months ended March 31, 2000 the Company made principal payments of $20,000 on outstanding loans payable and borrowed a net of $183,140 from its officers and stockholders, and $250,000 relating to the sale of common stock in private placements. Net cash provided by financing activities for 2000 was $413,140 compared to $195,527 for 2001, or a net decrease of $215,613 in 2001 from 2000, which was primarily attributable to proceeds received from the sale of common stock of $511,730, proceeds from the convertible demand loan of $100,000 and $23,225 of net advances from officers and stockholders.

             As of March 31,, 2001, the Company had cash of $15,597 and a working capital deficiency of $64,557.

             The Company's ability to meet its future obligations in relation to the orderly payment of its recurring obligations on a current basis is totally dependent on its ability to attain a profitable level of operations; receive required working capital advances from the Company's shareholders or obtain capital from outside sources.

PART  II OTHER INFORMATION

         ITEM  2. CHANGES IN SECURITIES

             On February 10, 2001, the Company granted options to four technology employees and department heads to purchase an aggregate of 1,300,000 shares of common stock at an exercise price of $0.01 per share. Inasmuch as the purchasers were employees of the Company and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations hereunder.

             On April 1, 2001 the Company granted options to two executive officers to purchase an aggregate of 18,241,929 shares of common stock at an exercise price of $0.01 per share. Inasmuch as the purchasers were officers of the Company and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations hereunder.

             On April 10, 2001, the Company issued 2,000,000 shares of common stock to Joel Brownstein, the former Chief Financial Officer and Director, in connection with work performed thereby over two years ago.

             No underwriters were involved in any of the transactions described above, and no commissions were paid in connection therewith.


         ITEM  3. DEFAULTS UPON SENIOR SECURITITES

                                    None

         ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                    None

         ITEM  5. OTHER INFORMATION

                                    None

         ITEM  6. EXHIBITS AND REPORTS ON 8-K

(a.)     Index to Exhibits
                  Exhibits Description of Documents
27       Financial Data Schedule

(b.)     Reports on Form 8-K

(i) Form 8-K : Changes to the Board of Directors, earliest event date, March 1st, 2001.
(ii) Form 8-K : Change of Certified Public Accounting firm, earliest event date, April 25th, 2001.
(iii)    Form 8-K :  Regulation-D Private Placement Offering termination.


                                   SIGNATURES

                  In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, FuelNation Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FuelNation Inc.




DATE:    MAY 24, 2001                 By:   /S/   CHRISTOPHER SALMONSON
         ------------                     -------------------------------
                                           Christopher Salmonson
                                           Chairman of the Board
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)



DATE:    MAY 24, 2001                 By:   /S/   JAMES L. WILSON
         ------------                     ---------------------------------
                                           James L. Wilson
                                           Chief Financial Officer
                                           (Principal Financial Officer)