Form 10QSB
period 2001-06-30
FUELNATION INC
filed 2001-08-15
CIK 910111

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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



The number of shares outstanding of the issuer's common stock, par value $.01 per share as of August 7, 2001 was 162,166,027

                                 FUELNATION INC.





INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS                           PAGE
-------------------------------------------------                           ----

  Condensed Balance Sheets at June 30, 2001                                 F-1

  Condensed Statements of Operations for the Three Months
     ended June 30, 2001 and 2000 and the Six months                        F-2
  ended June 30, 2001 and 2000.

  Condensed Statement of Changes in Stockholders' Equity
    (Deficit) for Six Months ended June 30, 2001                            F-3

  Condensed Statements of Cash Flows for the Six Months
     ended June 30, 2001 and 2000                                           F-4

  Notes to Condensed Financial Statements                                   F-5

INDEX TO  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

  Item 2. Management Discussion  and Analysis                                2

  Part II. Other Information                                                 3


PART  I    FINANCIAL INFORMATION
--------------------------------

ITEM 1.  FINANCIAL STATEMENTS
------------------------------

As used herein, the term "Company" refers to FuelNation Inc. and predecessors (the Company was formerly named as Regenesis Holdings, Inc.) unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-9 and are incorporated herein by this reference.

                                 FUELNATION INC.
                                   (Unaudited)
                            CONDENSED BALANCE SHEETS

                                  JUNE 30, 2001

                                     ASSETS
                                     ------
                                                                          June 30,        December 31,
                                                                            2001              2000

CURRENT ASSETS:
   Cash                                                                 $       332    $   13,198
   Receivables - Other                                                       14,589        16,499
   Due from Escrow Accounts                                                 415,167       435,470
   Inventory                                                                560,340       553,623
   Due from Officers and Stockholders                                       121,170       172,874
   Prepaid Expense                                                           39,315        23,916
                                                                        -----------    ----------
TOTAL CURRENT ASSETS                                                      1,150,913     1,215,580
                                                                        -----------    ----------

FIXED ASSETS:
   Office Equipment and Computer Systems, net of
     accumulated depreciation of $23,276 in 2001                            195,376       209,479
                                                                        -----------    ----------

OTHER ASSETS:
   Technology                                                             3,235,862     1,535,133
   Investments                                                              404,131       403,886
                                                                        -----------    ----------
TOTAL OTHER ASSETS                                                      $ 3,639,993    $1,939,019
                                                                        -----------    ----------

TOTAL  ASSETS                                                           $ 4,986,282    $3,364,078
                                                                        ===========    ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                     $   720,332    $  375,404
   Accrued Liabilities                                                      503,451       398,467
   Payroll and Taxes Payable                                                153,762       125,800
                                                                        -----------    ----------
TOTAL CURRENT LIABILITIES                                                 1,377,545       899,671
                                                                        -----------    ----------

COMMITMENTS AND CONTINGENCIES                                                  --            --
                                                                        -----------    ----------

STOCKHOLDERS' EQUITY:

   Preferred Stock, $.01 par value, 20,000,000 shares
      authorized; none issued and outstanding
   Common Stock, $.01 par value, 350,000,000 shares                            --            --
      authorized; 162,166,027 issued and outstanding at June 30, 2001     1,621,661     1,549,197
   Additional paid-in capital                                             3,348,848       915,210
   Accumulated (Deficit)                                                 (1,361,772)         --
                                                                        -----------    ----------
TOTAL STOCKHOLDERS' EQUITY                                                3,608,737     2,464,407
                                                                        -----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 4,986,282    $3,364,078
                                                                        ===========    ==========



                             See Accompanying Notes

                                      F-1






                                 FUELNATION INC.
                                   (Unaudited)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                           FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                           -------------------------------------------------------
                                                                    JUNE 30,                       JUNE 30,
                                                           -------------------------------------------------------
                                                             2001             2000             2001          2000
                                                           -------------------------------------------------------

REVENUE                                                 $        --        $        --      $      --      $   --
                                                        -------------      -------------    -----------    --------

OPERATING EXPENSES:
   Salaries and wages including related taxes                 115,099        161,876          207,935        356,494
   Consulting fees                                            191,300        111,500          266,300        185,000
   Legal and professional                                     (11,356)        67,996          123,961        130,452
   Travel                                                       2,938         22,510            5,842         64,207
   Rent                                                         6,413         20,099           12,826         49,042
   Office expense                                               9,509         15,894           18,485         34,213
   Depreciation and amortization                               11,638          7,122           23,276         12,697
   Marketing and promotion                                     68,937         10,698          110,817         13,573
   Other general and administrative expenses                   51,818         42,246           64,088         68,721
   Cost of common stock options and warrants                  451,686           --            526,686           --
   Provision for advances toward proposed acquisition            --          424,648             --          424,648
                                                        -------------    -----------    -------------    -----------
TOTAL OPERATING EXPENSES                                      897,982        884,589        1,360,216      1,339,047
                                                        -------------    -----------    -------------    -----------

OPERATING LOSS                                               (897,982)      (884,589)      (1,360,216)    (1,339,047)

OTHER INCOME (EXPENSE):
   Interest expense                                              (248)        (7,062)          (1,557)       (15,437)
                                                        -------------    -----------    -------------    -----------
TOTAL OTHER (EXPENSE), NET                                       (248)        (7,062)          (1,557)       (15,437)
                                                        -------------    -----------    -------------    -----------

NET LOSS                                                $    (898,229)   $  (891,651)   $  (1,361,772)   $(1,354,484)

Basic and Diluted Net Loss per Common Share             $       (0.01)    $ (0.11) $            (0.01)   $     (0.18)
                                                        =============    ===========    =============    ===========

Weighted Average Common Shares Outstanding                156,399,689      7,917,806      156,329,710      7,669,105
                                                        =============    ===========    =============    ===========




See Accompanying Notes
                                      F-2



                                 FUELNATION INC.
                                   (Unaudited)
       CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001



                                                                                                 ADDITIONAL
                                           PREFERRED STOCK            COMMON STOCK                PAID-IN     ACCUMULATED
                                            SHARES   AMOUNT      SHARES            AMOUNT         CAPITAL      (DEFICIT)   TOTAL
                                            ------   ------      ------            ------         -------      ---------   -----



Balances, December 31, 2000                      --   $    --    154,919,647    $ 1,549,197    $  915,210   $      --    $2,464,407
                                           ---------- --------- ------------    -----------    ----------   -----------  ----------

Issuance of common shares in private
    placement transactions                       --        --         38,460            385        24,615                    25,000
Issuance of common shares in private
    placement transactions                       --        --        101,500          1,015       100,485                   101,500
Issuance of stock options                        --        --           --             --          75,000                    75,000
                                           ---------- --------- ------------    -----------    ----------   -----------  ----------
Balance March 31, 2001                           --        --    155,059,607      1,550,597     1,115,310          --     2,665,907
                                           ---------- --------- ------------    -----------    ----------   -----------  ----------

Issuance of common stock in
    satisfaction of
    liabilities and payment of
    professional expenses                                          2,405,550        24,056        156,361                   180,416
Issuance of common stock for payment of
    technology and consulting costs                                4,426,255        44,263      1,348,237                 1,392,500
Cancellation of shares issued in
    private placement transaction                                    (15,385)         (154)        (9,846)                  (10,000)
Issuance of common stock to acquire
   assignment of contract                                            290,000         2,900        287,100                   290,000
Issuance of stock options
    to officers and employees
    pursuant to their
    employment agreements                                                                          451,686                   451,686
Net (Loss)                                                               --             --                   (1,361,772) (1,361,772)
                                           ---------- --------- ------------    -----------    ----------   -----------  ----------
Balance June 30, 2001                            --   $    --    162,166,027    $ 1,621,661    $3,348,848   $(1,361,772) $3,608,737
                                           ========== ========= ============    ===========    ==========   ===========  ==========








                             See Accompanying Notes



                                 FUELNATION INC.
                                   (Unaudited)
                       CONDENSED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                                                   2001            2000
                                                                                   ----            ----

Cash Flows from Operating Activities:
   Net loss                                                                    $(1,361,772)   $(1,354,484)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                                              23,276         12,697
         Provision for advances toward proposed acquisition                           --          424,648
         Expenses paid by issuance of common stock, options and warrants           526,686         11,462
         Expenses paid by issuance of common stock for professional services       180,416         11,462
         Common stock for settlement of liabilities                                   --             --
         Changes in operating assets and liabilities:
            Decrease in Current Assets                                                  97           --
            (Increase) in Other Assets                                          (1,700,974)       (38,585)
            Increase in Accounts payable, accrued expenses, and
               other current liabilities                                           477,874        425,733
                                                                               -----------    -----------
                  Net cash used in operating activities                         (1,854,397)      (507,067)
                                                                               -----------    -----------

Cash Flows from Investing Activities:
   Advances toward pending acquisition                                                --         (269,156)
   Purchase of equipment                                                            (9,173)       (10,101)
   Common stock issued for assignment of contract                                  290,000           --
   Common stock issued for technology                                            1,392,500           --
                                                                               -----------    -----------
                  Net cash used in investing activities                          1,673,327       (279,257)
                                                                               -----------    -----------

Cash Flows from Financing Activities:
   Net proceeds from issuance of common stock                                      126,500        450,000
   Cancellation of shares issuance of common stock                                 (10,000)       450,000
   Repayment of loans payable                                                         --          (20,000)
   Proceeds of loans from officers and stockholders                                 51,704        364,650
   Repayment of loans to officers and stockholders                                    --          (98,048)
                                                                               -----------    -----------
                  Net cash provided by financing activities                        168,204      1,146,602
                                                                               -----------    -----------


Net Decrease in Cash                                                               (12,866)       360,278

Cash, Beginning of Period                                                           13,198        101,835
                                                                               -----------    -----------

Cash, End of Period                                                            $       332    $   462,113
                                                                               ===========    ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest:                                   $     1,557    $      --
                                                                               ===========    ===========



                             See Accompanying Notes

                                 FuelNation Inc.

                  CONDENSED STATEMENTS OF CASH FLOWS, Continued

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

Supplemental Schedule of Non Cash Investing and Financing Activities:
   Six Months Ended June 30, 2001:

Issuance of 4,426,255 common shares for technology and consulting costs, valued at $1,392,500.

Issuance of 290,000 common shares to acquire assignment of contract, valued at $290,000.

Issuance of options to purchase 29,012,388 shares of common stock in connection with employment agreements of officers, directors and employees, valued at $454,686.

Issuance of options to purchase 1,500,000 shares of common stock in connection with consulting fees, valued at $75,000.

   Six Months Ended June 30, 2000:

      Issuance of 250,000 shares of common stock to acquire the URL address Music 411.com, valued at $12,500.

      Issuance of an aggregate of 1,050,000 shares of common stock connection with three consulting agreements, valued at $52,500.

      Issuance of an aggregate of 50,000 shares of common stock in in connection with the amendment of an employment agreement with. an officer, valued at $2,500.


                             See Accompanying Notes

                                 FUELNATION INC.
                                   (UNAUDITED)
               NOTES TO CONDENSED FINANCIAL STATEMENT (CONTINUED)
                                  JUNE 30, 2001



NOTE 1.  BASIS OF PRESENTATION

The interim consolidated financial statements at June 30, 2001 and for the six-month periods ended June 30, 2001 and 2000 are unaudited, but include all adjustments, which the management considers necessary for a fair presentation.

The accompanying unaudited condensed financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2000. The accompanying unaudited interim condensed financial statements for the six-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results, which can be expected for the entire year.

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

NOTE 2.  TECHNOLOGY COSTS AND RIGHTS


The Company purchased the following on October 13, 2000.
      Working model of computer designed proprietary software "R2R"         $   570,000
      Exclusive ownership and rights to the "R2R"                               870,000
                                                                              ---------
                                                                              1,440,000
This acquisition is reported on the purchase method of accounting.

Since the acquisition the Company continues to expand the data collection features of the computer designed proprietary software and the satellite retrieval and other access methods.

Additional costs incurred from October 13, 2000 To December 31, 2000 are         95,133
                                                                             ----------
Total as of December 31, 2000                                                 1,535,133

Additional costs incurred for the three months ended March 31, 2001             117,252

Additional costs incurred for the three months ended June 30, 2001            1,583,477
                                                                             ----------
Total as of June 30, 2001                                                    $3,235,862
                                                                             ==========


On June 29, 2001 the Company issued 4,426,255 shares of common stock for consulting and technology costs. These services are valued at $1,392,500 and this amount is included on the balance sheet as Technology at June 30, 2001. The common shares were issued pursuant to a Securities and Exchange Commission Form S-8 registration filed on June 14, 2001.

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

GENERAL

      The report of the Company's independent certified public accountants on their audit of the Company's December 31, 2000 financial statements contained uncertainties relating to the Company's ability to continue as a going concern. As shown in the accompanying financial statements, the Company incurred a loss of $1,361,772 for the six months ended June 30, 2001, and had a working capital deficiency of $226,632 at June 30, 2001. However, total stockholder equity, net of accumulated (deficit) of $1,361,772, is $3,608,737. These factors among others raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments relating to the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

      Operating expenses for the six months ended June 2001 were $1,360,216 and $1,339,047, an increase of $21,169 or 1.6%. The Company had no income for the six months ended June 30, 2001 and 2000, respectively. Operating loss for the six months ended June 30. 2001 and 2000 was ($130,216) and ($1,339,047), respectively, an increased loss of $21,169 or 1.6%. Net loss was ($1,361,772) for the six months ended June 30, 2001, and ($1,354,484)
      for the six months ended June 30, 2000, an increased loss of ($7,288) or 0.5%.

      Salaries and wages including related taxes decreased $148,559 or 71.4% in the six months ended June 30, 2001, from $356,494 in 2000 to $207,935 in 2001, as a result of the reduction of employment of executive officers and related compensation.

      Legal and professional fees decreased $6,491 or 5.2% in 2001 when compared to the six months ended June 30, 2000 from $130,452 to $123,900, primarily as a result of expenses associated with the reduction in the engagement of outside legal professionals in connection with the preparation of private placement offerings.

      The $110,817 of marketing and promotion costs in for the six months ended June 30, 2001, relate to the advertising of technology and is an increase of $97,244 or 716% over the cost for the six months ended June 30, 2000.

      Travel expense decreased by $58,365 for the six months ended June 30, 2001 as compared to for the six months ended June 30, 2000 from $64,207 to $5,842, as a result of a decrease in executive travel.

      For the six months ended June 30, 2001, rent expense decreased $36,216 or 73.8% from the six months ended June 30, 2000 primarily due to the closing of the corporate offices in Miami, Florida and New York City, and moving its offices to Boca Raton, Florida.

      Consulting fees increased $81,300 in the six months ended June 30, 2001, compared with the six months ended June 30, 2000 as a result of the issuance of common stock as payment for services rendered by a former officer and director.

      The cost of stock options and warrants increased by $526,686 relating primarily to employment agreements with officers and employees.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 2001 and 2000, net cash used in operating activities was ($1,854,398) and ($507,067), respectively. The increase of ($1,347,331) or 265% was primarily attributable to a higher level of non-cash charges incurred in the six months ended June 30, 2001, relating to the increase in the cost of technology of $1,392,500.

      Net cash provided in investing activities for the six months ended June 30, 2001, was $1,673,327 compared to net cash used of ($279,257) for the six months ended June 30, 2000an increase of $1,952,584 or 700%. This increase is due to the issuance of common stock for technology and assignment of contract with a combined impact of $1,682,500.

      Net cash provided by financing activities for the six months ended June 30, 2001 was $168,204, which was comprised of an aggregate of $116,500 relating to the sale and cancellation of common stock and $51,704 of loans and reduction of receivables. As of June 30, 2001, the Company had cash of $332 and a working capital deficit of $226,632.

      The Company's ability to meet its future obligations in relation to the orderly payment of its recurring obligations on a current basis is totally dependent on its ability to attain a profitable level of operations; receive required working capital advances from the Company's shareholders or obtain capital from outside sources.

PART  II   OTHER INFORMATION
----------------------------

ITEM  2.   CHANGES IN SECURITIES
--------------------------------

      On February 10, 2001, the Company granted options to four technology employees and department heads to purchase an aggregate of 1,100,000 shares of common stock at an exercise price of $0.01 per share for a period ranging from 5-7 years. Inasmuch as the purchasers were employees of the Company and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations hereunder.

      On April 2001 the Company granted options to three executive officers to purchase an aggregate of 29,012,388 shares of common stock at an exercise price of $0.01 per share for a period ranging from 7-10 years. Inasmuch as the purchasers were officers of the Company and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations hereunder.

      In April 2001, the Company issued 2,250,000 shares of common stock to Joel Brownstein, the former Chief Financial Officer and Director, in connection with work performed thereby over two years ago.

      On June 29, 2001 the Company issued 4,426,255 shares of common stock for consulting and technology services. These services are valued at $1,392,500 and this amount is included on the balance sheet as Technology. The common shares were issued pursuant to a Securities and Exchange Commission Form S-8 registration filed on June 14, 2001.

      No underwriters were involved in any of the transactions described above, and no commissions were paid in connection therewith.

ITEM  3.   DEFAULTS UPON SENIOR SECURITIES
------------------------------------------
                               NONE

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------
                              None

ITEM  5.   OTHER INFORMATION
----------------------------
                              None

ITEM  6.   EXHIBITS AND REPORTS ON 8-K
--------------------------------------

           (a.)      Index to Exhibits
                     Exhibits Description of Documents

           (b.)      Reports on Form 8-K.
                     None

                                   SIGNATURES

                     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, FuelNation Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FuelNation  Inc.




DATE:           AUGUST 14, 2001       By:   /S/   CHRISTOPHER SALMONSON
                ---------------           -------------------------------
                                         Christopher Salmonson
                                         Chairman of the Board
                                         Chief Executive Officer and President
                                         (Principal Executive Officer)



DATE:           AUGUST 14, 2001       By:   /S/   JAMES L. WILSON
                ---------------           ---------------------------------
                                         James L. Wilson
                                         Chief Financial Officer
                                         (Principal Financial Officer)