Form 10KSB/A
period 2000-12-31
FUELNATION INC
filed 2001-11-06
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSBA

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

[Yes ___  No ___]

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 178,987,572 as of October 30, 2001.

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

Marketed under the service mark R2R(sm) ("Rack to Retail"), this technology automates and streamlines the data collection processes for centralization, retrieval and integration of inventory, financial and accounting information in the fuel industry.

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

FuelNation's R2R(sm) technology solves the problem of lack of controls in the distribution of fuel, which is faced by many major oil companies. Utilizing R2R(sm), a fuel company is able to track delivery trucks, as well as monitor fuel tanks to ensure that only brand fuel is delivered to and sold by brand retailers.

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

FuelNation's R2R(sm) technology eases the burden of marketers and transporters. Using R2R(sm), a marketer is able to electronically assess the exact volume of fuel in a retailer's location, including the amount of fuel that has been sold by the retailer that day, and provide a cost average per gallon of fuel sold. It eliminates the need to manually measure the fuel. It also electronically sends a bill of lading to both the transporter and retailer from the oil suppler. In that respect, R2R(sm) saves time and money for the marketers, oil suppliers, transporters and retailers.

Retailers
---------

A retailer is a local fuel station, rest stop or convenience store with fuel pumps. R2R(sm) technology enables the retail owner to electronically track sales and purchases of the retailer's goods and services such as fuel, beverages. The owner can see the amount of cash generated that day, and the amount of fuel sold as well as the average cost per gallon of petroleum sold. This technology enables an owner to track all aspects of a retail location, eliminating the need to take physical inventories. The system also automates approximately two-thirds of the manual processes performed daily for fuel and retail tracking.

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

As of December 31, 2000, the Company had $3,246,957 assets and $899,671 of liabilities. As explained below in the financial statements, the financial statements presented in Form 10-KSB-Second Amendment are those of a carved out portion of Triad Petroleum, LLC "Triad" relating to Technology costs. Hereafter, the former company of FuelNation Inc., known as Regenesis Holdings, Inc. shall be referred to as "Regenesis or the "predecessor company".

Triad's Acquisition of a Controlling Interest in the Company
------------------------------------------------------------

On October 13, 2000,  Triad  Petroleum,  LLC  ("Triad")  and the owners of Triad
Petroleum, LLC as a group acquired 96% of the voting equity of Regenesis pursuant to the terms of a Share Sale and Contribution Agreement (the
"Agreement")  dated  as of  September  14,  2000.  According  to the  Agreement,
Regenesis agreed to issue a total of 94,000,000 shares of common stock and 5,000,000 shares of newly designated Series D Preferred stock, convertible into 50,000,000 shares of common stock, in exchange for the assignment to FuelNation by Triad of its exclusive 50 year license and distribution rights under a Technology License and Marketing Agreement with EMation, LLC. EMation is an affiliate of Triad that is controlled by Chris R. Salmonson, Chairman of the Board and Chief executive officer and Robert L. Simmons a former director and affiliate of FuelNation. This license agreement provides for the exclusive rights to make, market and sell products and services using EMation's R2R(sm) proprietary technology for the fuel industry and to market under the trade name FuelNation and use the service mark R2R.

In connection with acquisition of a controlling interest in the Company by Triad, the Company has received an assignment of the rights of Triad as a licensee under a certain License Agreement dated as of September 1, 2000 (the "License Agreement") with Emation LLC that was to provide for the exclusive marketing and sale rights of EMation's technology in the fuel industry. Marketed under the trademark R2R(sm) ("Rack to Retail"), this technology completely automates and streamlines the data collection processes for centralization, retrieval and integration of inventory, financial and accounting information in the fuel industry. This automated system serves as a significant mechanism for companies to monitor their fuel sales, inventory, and costs. The Company expects to receive fees and/or royalty payments either on a fixed basis per month or on a per gallon basis charge. The Company intended to license its technology to service stations, truck stops and/or customers that are otherwise involved in the distribution and sale of fuel.

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

The Company after reviewing the complexity of having a number of intermediary companies performing certain functions, and to eliminate the potential or appearance for any conflict of interest, it renegotiated with Triad to clarify the relationships, such that, Emation and Triad agreed to convey, transfer, sell and assign to the Company, all of the rights, title, interest, marketing rights, patent rights, royalty rights, and any other rights in the Intellectual Property and technology, and any related trademarks and service marks (or applications made thereby) that Emation and/or Triad may have had with regard to said Intellectual Property. In exchange for Emation and Triad conveying, transferring, sale and assignment of the Intellectual Property and all rights thereof, the Company accepted the financial and management responsibility of employing the requisite technical staff, developing the products and services, develop the working systems, create all software and technical documentation, provide training, further development of the technology, maintain and provide improvements to the technology.

This R2R(sm) technology integrates all aspects of the business operations for both wholesale distribution and retail sale of fuel. The Company believes the exclusive license will afford it a number of revenue generating opportunities in the petroleum industry, although there can be no assurance that any such opportunities will materialize or any significant revenue will be generated. There is no significant operating history with respect to this asset.

In connection with the closing of the Triad transaction, the former chairman of the Board of Directors of the Company, Russell Adler, placed approximately 1,260,000 shares of the Company's common stock, owned by him, into an escrow account. The purpose of the escrow account was to ensure the satisfaction of certain of Regenesis pre-closing liabilities, as well as any claims asserted against Regenesis for the issuance of shares of the Company's common stock (provided that such pre-closing liabilities or claims arise out of Regenesis transactions entered into prior to October 13, 2000). On October 25, 2000, the Company used all of the proceeds of a $340,000 payment from Triad to satisfy a portion of such liabilities and, pursuant to the terms of the escrow agreement with Mr. Adler, the Company received 340,000 shares of the Company's common stock for cancellation. Mr. Adler has the right to use any of these shares held in escrow to settle creditors claims at any time prior to the Company settling such claims. In addition, prior to the Company selling Mr. Adler's shares to a third party or using Mr. Adler's shares to settle claims, Mr. Adler has forty-eight hours to purchase such shares on the same terms and conditions as such third party sale, except for the $340,000 of claims that have been settled. As of December 31, 2000, an additional 410,000 shares have been released from escrow in order to satisfy third party claims for Company common stock. Approximately 500,000 shares remain in escrow in order to satisfy certain existing Company obligations to issue common stock or make cash payments. As of December 31, 2000, approximately $274,100 of liabilities of Regenesis remained outstanding that FuelNation is left to pay and settle.

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

In connection with the Triad Acquisition Transaction, Regenesis terminated its prior lease in Miami pursuant to a termination and settlement agreement dated October 25, 2000 and allowed its lease for space in New York City to expire pursuant to its terms on May 31, 2000. In connection therewith, the predecessor Company paid the sum of $40,000 to the prior landlord in payment of past due rents and in consideration for termination of the lease term with Regenesis

ITEM 3.  LEGAL PROCEEDINGS

In December, 1998 Regenesis filed a Complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida entitled Shulman & Associates, Inc., Manny J. Shulman, Franklyn B. Weichselbaum, Mitchell Rubinson and Regenesis Holdings, Inc. v. Elizabeth Shwiff, Fincross, Ltd., Elpoint Corporation, Elpoint Co., L.L.C., Russian Securities Co., Gennady Yakovlev, Oleg Pavlioutchouk and Maxim Shishlyannikov, Case No. CL 98-11409 AD, for defamation and liable in connection with certain information released about the Company.

In a collateral action, the predecessor Company was named in a lawsuit involving several of the same parties in the United States District Court for the Northern District of California in the matter entitled Elpoint Co., L.L.C., et al. v. Mitchell Rubinson, et al., Case No. 99-1107 CRB. Although Regenesis was named as an indispensable party, the allegations were in the nature of a shareholder derivative claim and the plaintiffs sought no relief against Regenesis.

On May 19, 1999, a majority of the parties named in the aforementioned lawsuits, including another California state court action entitled Elpoint, L.L.C., et al.
v. Mitchell Rubinson, et al., Case No. 301428, filed in the Superior Court, attended mediation which resulted in a settlement which required, among other things, the dismissal of all three lawsuits. Regenesis was not a named party in the California state court action. Additionally, Regenesis is not obligated to contribute financially to the settlement. Although, Regenesis did not attend the mediation, Regenesis was an intended beneficiary of the settlement. Mitchell Rubinson and Larry Rutstein, former officers of Regenesis, purportedly reserved certain indemnification rights against Regenesis as part of the settlement and notified Regenesis of such a reservation subsequent to their execution of the settlement agreement. The Company cannot opine upon the validity of such claims as no action has been filed against the Company in that regard. However, the Company would vigorously defend any such claims in the event they are filed.

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

     The proceeds from this offering were used in large part to acquire assets, including Goodwill and to fund operating expenses and outstanding liabilities of Regenesis and Triad. Remaining proceeds were used to fund general working capital of the Company.

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

6.   Parker Enterprises-Sheridan, LLC, James Parker, his assigns and Triad
     ---------------------------------------------------------------------
     Petroleum
     ---------

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

8. On November 29, 2000, the company issued 1,000,000 shares to FLSD Management, LLC for work, labor and services performed.

9.   Shares issued to settle Claims Against the Company
     --------------------------------------------------

     During the year ended December 31, 2000, FuelNation issued 100,000 shares of its common stock to settle certain claims of the company totaling $ 17,000.

10.  Convertible Demand Loan
     -----------------------

     On September 8, 1999, the Company borrowed $100,000 from a third party. The loan bore interest at the rate of 12% per annum and all interest was payable at maturity. The loan was payable in full within 60 days after receiving a notice of demand from the lender. At the option of the lender the loan was convertible into 75,000 shares of the company's common stock at a per share price of $1.00. In connection with the loan, the Company issued to the lender a two year warrant to purchase 20,000 shares of the Company's common stock at an exercise price of $2.50 per share and a one year option to purchase an additional 100,000 shares of the Company's common stock at a price to be determined by negotiation between the parties. The warrant and the option were valued at an aggregate of $2,333. Effective September 29, 2000, Regenesis reached an agreement with the lender whereby all principal and accrued interest due under the loan was satisfied by the issuance of 100,000 shares of common stock of Regenesis, which will be made available from shares placed into escrow by certain shareholders in connection with the terms of the Share Sale and Contribution Agreement between the Company and Triad. As a condition of the agreement, the lender relinquished all rights to the warrant and option to purchase 20,000 and 100,000 shares of the Company's common stock, respectively. The warrant and option have been cancelled.

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

Recent Bahrain Installations. The Company has recently completed the successful installation and demonstration of its Rack to Retail (R2R(sm)) technology at The Bahrain National Oil Company (in the country of Bahrain in the Persian Gulf). The Bahrain National Oil Company will monitor all 15 of its retail sites in real time over the Internet. A contract with the Bahrain National Oil Company is in the process of being concluded, although the amount of revenue generated from this arrangement is not material. The cost of the server in Bahrain is approximately $7,000 per month. The Bahrain installation serves as a model for promoting the R2R(sm) system in the Middle East region.

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

In March 2001, the Company signed a placement agent's retention agreement with Westminster Securities Corporation, 100 Park Avenue, New York, for an Underwritten Offering of up to $35,000,000 to be arranged through one of its institutional clients. The offering when committed to, would have a term of 24 months from the date of the Registration Statement, and would provide for monthly draw-downs. Warrants would be issued to the purchaser numbering 4% of the commitment amount, in addition to other terms, conditions, and Underwriter's requirements. Once the transaction is consummated and is funding, the Company would compensate Westminster Securities Corporation under terms and conditions that are typical and customary for such transactions.

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

For the years ended December 31, 1999 and 2000 the Company generated no revenues, and incurred net losses of $5,000 and $1,266,453, respectively.

Operating expenses for the years ended December 31, 1999 and 2000 aggregated $5,000 and $1,266,453, respectively. For the years ended December 31, 1999 and 2000, operating expenses were comprised as follows:

                                                         1999        2000
                                                     ----------  ----------

     Salaries and wages including related taxes      $           $  190,541
     Legal and professional                                         450,385
     Marketing and promotion                                        165,082
     Travel                                                          51,584
     Consulting fees                                                221,162
     Rent                                                             6,413
     Office expense                                                  67,051
     Depreciation and amortization                                   65,204
     Other general and administrative                                38,714
     Research and development                             5,000      10,000
                                                     ----------  ----------

     Total Operating Expenses                        $    5,000  $1,266,106
                                                     ==========  ==========

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

The following table sets forth certain information with respect to the directors and executive officers.

                Name                 Age                 Position
                ----                 ---                 --------
Christopher R. Salmonson             35   Chairman of the Board, Chief Executive
                                            Officer and President, Director
Robert L. Simmons (**)               66   Director
Shaikh Isa Mohammed Isa AlKhalifa    62   Director
Russell B. Adler (*)(**)             39   Director
Edwin F. Ruh                         46   Director
Joel Brownstein (**)                 58   Chief Financial Officer, Director
                                            [Resigned March, 2001]
William C. Schlecht (***)            36   Director
James L. Wilson (***)                56   Chief Financial Officer, Chief
                                            Operating Officer, Director
--------------------------------------
(*) Mr. Adler was formerly the Chairman of the Company's Board of Directors (**)Resigned from the Company subsequent to December 31, 2000.
(***)Were appointed subsequent to December 31, 2000.

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

James L. Wilson has served as Chief Operating Officer, Chief Financial Officer and a director of the Company since April 2001. James L. Wilson has served as Chief Operating Officer, Chief Financial Officer and a director of the Company since April 2001. From June 1992 to April 2000, Mr. Wilson served as Chief Executive Officer and Board Vice Chairman of Southern Security Bank Corporation located in Hollywood, Florida, where he managed all aspects of the activities and functions of Southern Security Bank Corporation's federally registered bank holding company. From 1985 to the present, Mr. Wilson, a Florida licensed Real Estate Broker, is the Principal of Bayshore Investments, a family owned Investment enterprise. From 1982 to 1985, Mr. Wilson served as Vice President and Manager of Southeast Bank, where he managed the earning asset portfolios for the 17 central counties of Florida. From 1975 to 1982, he was the Division Head for commercial lending for Royal Trust Bank; Wilson also served on Royal Trust Co's bank acquisition team, which purchased over 30 banking companies in Florida. Mr. Wilson received a Bachelor of Arts and Sciences degree from Union College in 1968.

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

Cash Compensation
-----------------

The following table shows, for the years ended December 31, 2000, 1999 and 1998 the cash and other compensation paid by the Company to its Chief Executive Officer and to each of the executive officers of the Company who had annual compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                      Annual Compensation                                Long Term Compensation
       Name          Year   Salary    Bonus  Other Annual  Restricted   Underlying   LTIP Payout    All other
                                             Compensation     Stock    Options/SARS      ($)      compensation
                                                 ($)       Awards ($)                                  ($)
-------------------  ----  ---------  -----  ------------  ----------  ------------  -----------  ------------
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

                           SUMMARY COMPENSATION TABLE

                      Annual Compensation                                Long Term Compensation
       Name          Year   Salary    Bonus  Other Annual  Restricted   Underlying   LTIP Payout    All other
                                             Compensation     Stock    Options/SARS      ($)      compensation
                                                 ($)       Awards ($)                                  ($)
-------------------  ----  ---------  -----  ------------  ----------  ------------  -----------  ------------
Chris Salmonson      1999    $N/A      $N/A      $N/A         $N/A          N/A          $N/A          $N/A
Robert Simmons       1999    $N/A      $N/A      $N/A         $N/A          N/A          $N/A          $N/A
Shaikh AlKhalifa     1999    $N/A      $N/A      $N/A         $N/A          N/A          $N/A          $N/A
Edwin Ruh            1999    $N/A      $N/A      $N/A         $N/A          N/A          $N/A          $N/A
Russell Adler        1999  $106,737   $0.00     $0.00       $39,900     500,000 (2)     $0.00         $0.00
Joel Brownstein      1999    $8,486   $0.00     $0.00       $26,600     150,000 (2)     $0.00       $22,657 (4)
                              (1)
James L. Wilson      1999    $N/A      $N/A      $N/A         $N/A          N/A          $N/A          $N/A
William C. Schlecht  1999    $N/A      $N/A      $N/A         $N/A          N/A          $N/A          $N/A
Lawrence Gallo       1999    $6,235   $0.00     $0.00       $33,250     150,000 (2)     $0.00      $25,000 (3)
                              (1)
Mitchell Sandler     1999   $14,957   $0.00     $0.00       $19,950     150,000 (2)     $0.00         $0.00
                              (1)

                           SUMMARY COMPENSATION TABLE

                      Annual Compensation                                 Long Term Compensation
       Name          Year   Salary    Bonus   Other Annual  Restricted   Underlying  LTIP Payout   All other
                                              Compensation     Stock    Options/SARS     ($)     compensation
                                                  ($)       Awards ($)                                 ($)
-------------------  ----  ---------  ------  ------------  ----------  ------------ ----------- ------------
Chris Salmonson      1998    $N/A      $N/A       $N/A         $N/A          N/A        $N/A          $N/A
Robert Simmons       1998    $N/A      $N/A       $N/A         $N/A          N/A        $N/A          $N/A
Shaikh AlKhalifa     1998    $N/A      $N/A       $N/A         $N/A          N/A        $N/A          $N/A
Edwin Ruh            1998    $N/A      $N/A       $N/A         $N/A          N/A        $N/A          $N/A
Russell Adler        1998    $N/A      $N/A       $N/A         $N/A          N/A        $N/A          $N/A
Joel Brownstein      1998    $N/A      $N/A       $N/A         $N/A          N/A        $N/A          $N/A
James L. Wilson      1998    $N/A      $N/A       $N/A         $N/A          N/A        $N/A          $N/A
William C. Schlecht  1998    $N/A      $N/A       $N/A         $N/A          N/A        $N/A          $N/A
Lawrence Gallo       1998   $0.00     $0.00      $0.00        $0.00           0        $0.00         $0.00
Mitchell Sandler     1998   $0.00    $6,500      $0.00        $0.00           0        $0.00         $0.00

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

Employment Agreements
---------------------

As of December 31, 2000, all of Regenesis then outstanding employment agreements with its officers and former officers were cancelled and the parties to such agreements relinquished their rights to any accrued unpaid compensation, future compensation and their rights to receive certain shares of common stock. The Company has no continuing obligations under any of these agreements and all of the agreements have been cancelled.

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

Incentive and Non-Qualified Stock Option Plan
---------------------------------------------

On October 3, 1997, Regenesis adopted 1997 Stock Option Plan (the "Plan"), which authorizes the issuance of options to purchase a maximum 1,000,000 shares of common stock. On November 1, 1999 the Plan was amended to authorize the issuance of options to purchase a maximum of 4,000,000 shares of common stock. As of December 31, 2000, all person to whom the Company was obligated to issue options agreed to release the Company from such obligation. On April 5, 2001, the company terminated the plan.

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

   Name and Address of Beneficial Owner (1)             Amount and Nature of
                                                        beneficial Ownership
   -------------------------------------------------    --------------------
   Russell Adler (5)                                             533,000
   Chris Salmonson (2)                                        87,030,579
   Shaikh AlKhalifa                                                 None
   Edwin Ruh (6)                                                 475,000
   Joel F. Brownstein                                          1,037,000
   Robert Simmons (3)                                         71,500,000
   James L. Wilson (4)                                         6,139,691
   William Schlecht                                                 None
   All directors and officers as a group (5 persons)          93,645,270

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 13, 2000, Triad Petroleum, LLC ("Triad") acquired 96% of the voting equity of the Company pursuant to the terms of a Share Sale and Contribution Agreement (the "Agreement") dated as of September 14, 2000. According to the Agreement, the Company agreed to issue a total of 94,000,000 shares of common stock and 5,000,000 shares of newly designated Series D Preferred stock, convertible into 50,000,000 shares of common stock, in exchange for the assignment to the Company by Triad of its exclusive 50 year license and distribution rights under a Technology License and Marketing Agreement with E-Mation, LLC (an affiliate of Triad). This license agreement provides for the exclusive rights to make market and sell products and services using E-Mation's R2R(sm) proprietary technology for the fuel industry. This R2R(sm) technology integrates all aspects of the business operations for both wholesale distribution and retail sale of fuel.

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

During the calendar year, 2000, Regenesis and the Company received an aggregate of $442,210 of advances from officers, former officers and stockholders and made payments to such individuals aggregating $98,048.

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

Settlement of Liabilities.
-------------------------

In connection with Triad's acquisition of a controlling interest in the Company, Triad and Regenesis have been satisfying and/or settling a significant portion of the debts, claims and other liabilities of the Company. During the calendar year 2000, $340,000 in liabilities was settled for $340,000. Releases have been furnished by all of the claimants.

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

                                   Registrant:

Date

October 30, 2001                   By:  s/Christopher Salmonson
                                      ------------------------------------------
                                      Christopher Salmonson, President, CEO,
                                      Chairman of the Board


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:

October 30, 2001


By:  s/Christopher Salmonson             By: s/Shaikh Isa Mohammed Isa AlKhalifa
   -------------------------------          ------------------------------------
   Christopher Salmonson, Director,         Shaikh Isa Mohammed Isa AlKhalifa
   President, CEO (Principal
   Executive Officer)

                                         By: s/Ed Ruh
                                            ------------------------------------
                                            Ed Ruh, Director


                                         By: s/James L. Wilson
                                            ------------------------------------
                                            James L. Wilson, Director


                                         By: s/William C. Schlecht
                                            ------------------------------------
                                            William C. Schlecht, Director

                          INDEX TO FINANCIAL STATEMENTS





REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT             2

FINANCIAL STATEMENTS

         Balance Sheet                                        3

         Statements of Operations                             4

         Statements of Changes in Stockholders' Equity        5

         Statements of Cash Flows for the years ended         6

         Notes to Financial Statements                     7 - 14

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
FUELNATION INC.
Boca Raton, Florida


We have audited the accompanying balance sheet of FUELNATION INC. as of December 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the financial position of FUELNATION INC. as of December 31, 2000, and the results of its operations and cash flows for the two years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles in the United States of America.

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





/s/ Sellers & Associates, P.C.
May 17, 2001
Ogden, Utah

                                 FUELNATION INC.
                         ( A Development Stage Company)
                       (FORMERLY REGENESIS HOLDINGS, INC.)
                                  BALANCE SHEET

                                DECEMBER 31, 2000


ASSETS
------

CURRENT ASSETS:
   Cash                                                 $         13,198
   Receivables-Other                                              16,499
   Due from Escrow Accounts                                      435,470
   Inventory                                                     553,623
   Due from Officers and Stockholders                            172,874
   Prepaid Expense                                                23,916
                                                        ----------------
Total Current Assets                                           1,215,580
                                                        ----------------

FIXED ASSETS:
   Office Equipment and Computer Systems, net of
      accumulated depreciation of $23,276 in 2000                209,479
                                                        ----------------

OTHER ASSETS:
   Investments                                                   403,886
   Technology                                                    599,859
   Goodwill                                                      818,153
                                                        ----------------
Total Other Assets                                             1,821,898
                                                        ----------------

Total  Assets                                           $      3,246,957
                                                        ================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts Payable                                     $        375,404
   Accrued Liabilities                                           398,467
   Payroll and Taxes Payable                                     125,800
                                                        ----------------
Total Current Liabilities                                        899,671
                                                        ----------------

STOCKHOLDERS' EQUITY:

   Preferred Stock, $.01 Par Value, 20,000,000 shares
      authorized; none issued and outstanding                          -
   Common Stock, $.01 Par Value, 350,000,000 shares
      authorized; 154,919,647 issued and outstanding           1,549,197
   Additional Paid-In Capital                                  2,069,542
   (Deficit) Accumulated in the Development Stage             (1,271,453)
                                                        ----------------
Total Stockholders' Equity                                     2,347,286
                                                        ----------------

Total Liabilities and Stockholders' Equity              $      3,246,957
                                                        ================

                             See Accompanying Notes


                                 FuelNation Inc.
                         ( A Development Stage Company)
                       (ForMERLY REGENESIS HOLDINGS, Inc.)
                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                                                                         Accumulative in
                                                                         the Development
                                                   2000         1999           Stage
                                               -----------  -----------  ---------------
Revenue                                        $         -  $         -  $             -
                                               -----------  -----------  ---------------

Operating Expenses:
   Salaries and wages including related taxes      190,541                       190,541
   Legal and professional                          450,385                       450,385
   Marketing and promotion                         165,052                       165,052
   Travel                                           51,584                        51,584
   Consulting fees                                 221,162                       221,162
   Rent                                              6,413                         6,413
   Office expenses                                  67,051                        67,051
   Depreciation and amortization                    65,204                        65,204
   Other general and administrative expenses        38,714                        38,714
   Research and development costs                   10,000        5,000            5,000
                                               -----------  -----------  ---------------
Total Operating Expenses                         1,266,106        5,000        1,271,106
                                               -----------  -----------  ---------------

Operating Loss                                  (1,266,106)      (5,000)      (1,271,106)

Other Income (Expenses):
   Interest expense                                   (347)           -             (347)
                                               -----------  -----------  ---------------
Total other income (expenses), net                    (347)           -             (347)
                                               -----------  -----------  ---------------
Net Income (Loss)                              $(1,266,453) $    (5,000) $    (1,271,453)
                                               ===========  ===========  ===============

Income (Loss) per share:

Basic and Diluted Net (Loss) per Common Share  $     (0.01)           -
                                               ===========  ===========

Weighted Average Common Shares Outstanding     154,919,647            -
                                               ===========  ===========

                             See Accompanying Notes


                                 FUELNATION INC.
                         ( A Development Stage Company)
                       (FORMERLY REGENESIS HOLDINGS, INC.)
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY ( DEFICIT)

                     YEARS ENDED DECEMBER 31, 2000 and 1999

                                                                                                           (Deficit)
                                                Preferred Stock         Common Stock        Additional   Accumulated in
                                              -------------------  -----------------------   Paid-In    the Development
                                                Shares    Amount     Shares       Amount     Capital         Stage          Total
                                              ----------  -------  -----------  ----------  ----------  ---------------  ----------
Balances, December 31, 1998                            -  $     -            -  $        -  $        -  $             -  $        -

Net (Loss)                                             -        -            -           -           -           (5,000)     (5,000)
                                              ----------  -------  -----------  ----------  ----------  ---------------  ----------
Balances, December 31, 1999                            -        -            -           -           -           (5,000)     (5,000)

Shares issued in connection with the
plan of reorganization on October 13, 2000:
Issuance of common stock to
  Regenesis Holdings, Inc. shareholders                -        -    5,726,466      57,265    (355,420)               -    (298,155)
Issuance of preferred stock for acquisition    5,000,000   50,000            -           -           -                -      50,000
Issuance of common stock for acquisition               -        -   94,000,000     940,000    (438,702)               -     501,298
Exchange of preferred stock
  for common stock @ 10 to 1                  (5,000,000) (50,000)  50,000,000     500,000    (450,000)               -           -
Issuance of common stock in
  private placement transaction                        -        -    5,193,181      51,932   3,313,664                -   3,365,596
Net (Loss)                                             -        -            -           -           -       (1,266,453) (1,266,453)
                                              ----------  -------  -----------  ----------  ----------  ---------------  ----------
Balances, December 31, 2000                            -        -  154,919,647  $1,549,197  $2,069,542  $    (1,271,453) $2,347,286
                                              ==========  =======  ===========  ==========  ==========  ===============  ==========

                             See Accompanying Notes


                                 FUELNATION INC.
                          (A Development Stage Company)
                       (FORMERLY REGENESIS HOLDINGS, INC)
                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                                                                                           Accumulative in
                                                                                           the Development
                                                                        2000        1999        Stage
                                                                    -----------   -------  ---------------
Cash Flows from Operating Activities:
   Net loss                                                         $(1,266,453)  $(5,000) $    (1,271,453)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                                   65,204         -           65,204
         Research & Development for common stock                         10,000     5,000           15,000
         Changes in operating assets and liabilities:
            Increase in receivables- other                              (16,499)                   (16,499)
            Increase due from escrowed funds                           (435,470)                  (435,470)
            Increase in prepaid expenses                                (23,916)                   (23,916)
            Increase due from stockholders & officers                  (172,874)                  (172,874)
            Increase in inventory                                      (553,623)                  (553,623)
            Increase in accounts payable                                375,404                    375,404
            Increase in accrued liabiliites                             398,467                    398,467
            Increase in payroll & taxes payable                         125,800         -          125,800
                                                                    -----------   -------  ---------------
               Net cash used in operating activities                 (1,493,960)        -       (1,493,960)

Cash Flows from Investing Activities:
            Advances toward pending acquisition                        (403,886)        -         (403,886)
            Payments for fixed assets                                  (232,755)        -         (232,755)
            Payments for technology                                     (95,133)                   (95,133)
            Payments for goodwill                                      (828,509)        -         (828,509)
                                                                    -----------   -------  ---------------
               Net cash provided by (used in) investing activities   (1,560,283)        -       (1,560,283)
                                                                    -----------   -------  ---------------
Cash Flows from Financing Activities:
   Net proceeds from issuance of common stock                         3,365,596         -        3,365,596
   Excess paid for stock to Regenesis over goodwill                    (298,155)        -         (298,155)
                                                                    -----------   -------  ---------------
               Net cash provided by financing activities              3,067,441         -        3,067,441
                                                                    -----------   -------  ---------------

Net Increase in Cash                                                     13,198         -           13,198

Cash, Beginning of year                                                       -         -                -
                                                                    -----------   -------  ---------------

Cash, End of year                                                   $    13,198   $     -  $        13,198
                                                                    ===========   =======  ===============

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                         $       347   $     -  $           347
                                                                    ===========   =======  ===============

Supplemental Schedule of Non Cash Investing and Financing Activities:
Issuance of preferred stock , valued at $50,000.
Issuance of common stock, valued at $501,298.
Issuance of common stock in exchange for preferred stock @10 to 1, valued at $0.


                             See Accompanying Notes

Note 1.  Organization and Nature of Business

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

On October 13, 2000 a group of investors, referred to hereafter as Triad, acquired 96% interest in FuelNation Inc. , thus taking control of FuelNation Inc. With the control shift of FuelNation Inc. moving from what was formerly involved in by Regenesis Holding, Inc. to what Triad was doing, the financial statements presented herein are those of what ultimately Triad carved out of its operations and moved into the Company. Triad moved into FuelNation Inc. all of the rights and ownerships of the proprietary computer and software system, called "R2R" (Rack to Retail) into FuelNation Inc. Consequently, these financial statements present only the results of operations of the carved out portion of Triad that was placed into FuelNation Inc.

Triad began research and development of a proprietary software system in the later part of 1999. The primary intent of the software system measures and collects data dealing with liquid fuel. It then transmits the data collected to where management can use its business analysis and decisions. The software system was immediately successful and implemented by Triad in its own retail service and fuel station. Triad also installed the proprietary software system in a privately owned group of fuel and convenience stations in multiple locations in central United States. It was after this that Triad raised funds and acquired the publicly held shell of Regenesis Holding, Inc., now name changed to FuelNation Inc(the Company). The prospects of what data can be collected and reported continue to grow, as do the requests to collect such data.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation
---------------------

As discussed in the history above, these financial statements are those of what were carved out of Triad. What were carved out were the R2R technology software, equipment, and its rights and ownership.It began from inception the later part of 1999 with research and development. It was an immediate success and immediately moved into a working system of technology. The working system of technology continually expands into more and more applications of data collection, all of which are immediately implemented where and when requested. For accounting purposes this is treated as a reverse merger.

The Company prepares its books and records on the accrual basis for financial reporting and for income taxes. The accompanying financial statements represent the transactions for the fiscal years ending, December 31, 2000 and 1999.

Use of Estimates
----------------

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

Impairment of Long-Lived Assets
-------------------------------

It is the Company's policy to periodically evaluate the economic recoverability of all of its long-lived assets. In accordance with that policy, when the Company determines that an asset has been impaired, it recognizes the loss in its statement of operations.

Fair Value of Financial Instruments
-----------------------------------

The methods and assumptions used to estimate the fair value of each class of financial instruments are as follows:

Cash and cash equivalents, receivables, notes payable, accounts payable, refundable deposits, due to stockholder, and deferred income are reflected in the financial statements at fair value because of the short maturity of these instruments.

Cash Equivalents
----------------

For purposes of reporting of cash flows, the Company classifies all cash and short-term investments with maturities of three months or less to be cash equivalents.

Concentration of Credit Risk
----------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. Cash is held in banks or other financial institutions and at times may exceed federally insured limits. The Company has not incurred any losses on its cash deposits and it does not believe its is exposed to any significant credit risk therefrom.

Fixed Assets
------------

Fixed assets stated at cost. Depreciation is provided on the straight line method at rates based upon the estimated useful lives of individual assets or classes of assets. Expenditures for repairs and maintenance are expensed as incurred. Expenditures which materially increase values, or extend useful lives are capitalized.

Income Taxes
------------

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

Revenue Recognition
-------------------

Revenue is recognized from sales and services when they are performed.

Comprehensive Income
--------------------

The Company has adopted SFAS No. 130 Reporting Comprehensive Income. The Company has no reportable differences between net income and comprehensive income, therefore a statement of comprehensive income has not been presented.

Advertising Expense
-------------------

Advertising costs are expensed as incurred. Advertising costs for 1999 and 2000 were not significant expenditures.

Net Loss Per Share of Common Stock
----------------------------------

The basic and diluted net (loss) per common share in the accompanying statements of operations are based upon the net (loss) divided by the weighted average number of shares outstanding during the periods presented. Diluted net loss per common share is the same as basic net loss per common share since the inclusion of all potentially dilutive common shares that would be issuable upon exercise of outstanding stock options and warrants would be anti-dilutive.


Note 3.  Fixed Assets
                                                                 Estimated
A summary of fixed assets at December 31, 2000 is as follows:    Useful Lives
                                                                 ------------

         Furniture and equipment...................   $110,525     5  years
         Computers.................................    122,230     5  years

         Less-accumulated depreciation.............    (23,276)
                                                      --------
                                                      $209,479
                                                      ========

Depreciation expense...............................   $ 23,276
                                                      ========

Note 4.  Technology Costs and Rights

The Company purchased the following on October 13, 2000.

      Working model of computer designed proprietary
      software "R2R" Exclusive ownership and rights
      to the "R2R," at predecessor cost                              $ 536,298

This acquisition is reported on the purchase method of accounting

Since the acquisition on October 13, 2000 the Company continues to expand the data collection features of the computer designed proprietary software and the satellite retrieval and other access methods.

Additional costs incurred from October 13, 2000
To December 31, 2000                                                    95,133
                                                                     ---------

Total as of December 31, 2000                                          631,431

Less: accumulated amortization                                         (31,572)
                                                                     ---------

Net technology costs and rights                                      $ 599,859
                                                                     =========

The Company determines the cost outlays incurred on technology costs by assigning all direct costs and a portion of indirect costs to the projects worked on. It then capitalizes those costs incurred where they are determined to have an extended useful life beyond the current year.

Management has elected to amortize the Technology costs and rights over 10 years once it is put into service.

The Company evaluates the status of technology costs. If the Company determines the net book value of technology costs as capitalized as "other assets" on the balance sheet is worth less than what is reported on the financial statements it will reduce the asset to its net realizable value.

Note 5. Goodwill

Goodwill is the cost associated in acquiring the predecessor company, Regenesis Holdings, Inc. (now FuelNation Inc.), a publicly held corporation. The company paid the amount of $1,126,664 for goodwill, of which $828,509 is to obtain the controlling interest of 96 % ownership in FuelNation, Inc. These costs include the combined amount of the predecessor company debts the Company assumed and paid off, or yet to pay off, or to settle, plus the cost of outstanding stock options and warrants granted before the merger of $ 23,300. The remaining $298,155 of the$1,126,664 was not capitalized as goodwill, but is reported as a negative equity. Refer to Note 9 "Stockholders' Equity, Business Combinations."

The Company amortizes goodwill over a useful life of 20 years.
         Total cost of goodwill                           $ 828,509
         Less: accumulated amortization                     (10,356)
                                                          ---------
         Net goodwill after amortization                  $ 818,153
                                                          =========
Note 6. Investments

As of December 31, 2000 the Company owns partial investments in two service stations located in Florida. These service stations provide a direct source for beta testing and implementation of the various software programs designed and utilized in the R2R technology. No revenue or expenses are recognized on these investments as of December 31, 2000. These two investments cost $ 403,886.

Note 7. Due From Escrow Accounts

At December 31, 2000 the Company has two pending acquisitions. The one for $ 45,470 was terminated in May 2001 and the monies invested were returned to the Company. The other acquisition effort stalemated after the Company put $ 390,000 into the negotiation. The Company believes the negotiations will end and the $ 390,000 presently held in escrow will revert back to the Company.

Note 8.  Income Taxes

As of December 31, 2000, the Company had an estimated net operating loss carry forward since the business combination of Triad and Regenesis (now FuelNation Inc.) from October 13, 2000 to December 31, 2000 of approximately $1,256,000. This is available to offset future taxable income. All net operating loss carry forwards prior to October 13, 2000 were lost because of the significant change in ownership at October 13, 2000. The net operating loss carryforward of approxiamately $ 1,256,000 begins to expire in year 2015. Under U.S. federal law, certain changes in ownership of the Company may cause a limitation on future utilization of loss carry forwards.

The deferred income tax asset of $427,000 (34% x $1,256,00) has been fully offset by a valuation allowance of like amount. Therefore, the deferred income tax benefit is netted to $0 and is not reflected in these financial statements.

There were no payments made for income taxes in the year ending December 31, 2000.

Note 9. Stockholders' Equity

Business combination
--------------------

On October 13, 2000 the Company acquired the publicly held corporation of Regenesis Holdings, Inc (now FuelNation, Inc). In exchange for this corporation and its shareholder list and reduced by its unsatisfied debt, triad gave up 4% of the interest in its technology. For accounting purposes this is treated as a reverse merger with the survivor and reporting entity being the Triad group's technology (Triad) and the activity of Regenesis (now FuelNation Inc.) is no longer reflected in the financial statements. The owners of Triad relinquished their entire rights nad ownership in the technology of the proprietary computer and software system (R2R) in exchange for 94,000,000 shares of common stock and 5,000,000 of preferred stock of FuelNation. The 5,000,000 shares of preferred stock were subsequently converted to 50,000,000 shares of common stock. The total value assigned to this stock was the predecessor cost in the technology of $ 536,298.

The existing shareholders of Regenesis received a 4% interest in the forward going entity after the merger. The former shareholders settled among themselves all accruals and other unpaid debts they could, including an employee stock option plan they had. The stock option plan ceased and was done away with in the settlement among the then existing shareholders. A maximum of an additional 1,260,000 shares of stock were agreed upon to settle as much of the prior debt of Regenesis as the then existing shareholders of Regenesis could settle with. Out of the 1,260,000 shares, 340,000 shares were returned to the Company and the on going Company through Triad assumed and paid off $ 340,000 in cash settlements. This $ 340,000 in cash settlements is part of the goodwill classified on the balance sheet of the Company under "Other Assets." The total value assigned to this stock was a negative $ 298,155 as the debt assumed by the Company exceeded the assigned cost of the goodwill by $298,155.

The existing stock options and warrants granted to third parties were not resolved or settled and remain in effect. Refer to the section in this note titled "Stock Options and Warrants."

This acquisition is reported on the purchase method of accounting.

Issuance of new stock
---------------------

In conjuction with the business combination described above, the Company received $3,365,596 in a private placement. The Company issued 5,193,181 shares of common stock as a result of this private placement.

Stock Options and Warrants
--------------------------

In 1999, the predecessor Company entered into an agreement with JW Genesis Capital Markets, Inc. ("JW Genesis"), whereby JW Genesis acted for a time in assisting the predecessor Company to raise funds. In connection with these services, which are terminated as of December 31, 2000, the predecessor Company issued to JW Genesis warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $2.50 per share exercisable by November 2004. Because of the potential impact these stock warrants may have on the Company going forward, these stock warrants are recorded at their estimated fair market value of $12,500. The $12,500 is included in the goodwill of the Company. No warrants have been exercised.

As of December 31, 2000, other current liabilities in the accompanying balance sheet includes $37,500 still due to JW Genesis pursuant to the agreement. The $37,500 due JW Genesis is part of the goodwill reported on the balance sheet under "Other Assets" and is in addition to the 250,000 stock warrants granted as referred to in the previous paragraph. The Company does not plan to use any further services of JW Genesis.

In 2000 the predecessor company entered into a consulting agreement with Equity Group to provide certain services. These services were terminated with the merger. The services provided certain compensation to Equity Group. Options were granted to Equity Group to purchase 216,000 shares in 3 lots of 72,000 shares each to be exercised by March 7, 2005 at price per lot of; 1 lot at $2.50 per share, 1 lot at $5.00 per share, and 1 lot at $7.50 per share. No options have been exercised. The options are recorded at their estimated fair market value of $10,800. The $10,800 is included in the goodwill as reported on the balance sheet under "Other Assets" in the financial statements.

Amended Articles of Incorporation November 15, 2000
---------------------------------------------------

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

Other Activity during 2000
--------------------------

Refer to Note 7.

Note 10.  Settlement of debt

Management of the predecessor company negotiated with shareholders existing prior to the merger to issue to them up to 1,260,000 shares of stock in an effort to settle as much debt outstanding of the predecessor company as possible prior to completing the merger and Triad taking over the control of Regenesis (FuelNation). This stock was put into escrow and was then used in negotiating settlements with as many creditors of the predecessor company as possible. Ultimately, the predecessor company issued from escrow 920,000 shares of stock in 2000 and returned to treasury 340,000 shares of the common stock. The Company subsequently paid out $340,000 in cash towards the predecessor company debt.

The Company also negotiated to settle debts by issuing an additional 302,800 shares of common stock, of which 60,000 shares are free trading shares, and 242,800 shares are restricted shares.

Also, 466,000 stock options and warrants granted by the predecessor company were confirmed granted by the Company. These stock options and warrants are exercisable on various dates through March 7, 2005. These stock options and warrants were granted for a value of $23,300, the amount of which is recognized in goodwill on the balance sheet under "Other Assets." Refer also to Note 6, "Stockholders' Equity" under "Stock Options and Warrants."

During the year ended December 31, 2000, the predecessor company returned to treasury 1,8347,482 shares of common stock. These shares were part of the debt settlement of the predecessor company in preparing to pass the remaining unresolved and unsettled debt into the Company upon completion of the business combination.

The number of shares described in this note are combined with all other shares of stock issued by the Company to the existing shareholders of the predecessor company as presented in the financial statements in the Statements of Changes in Stockholders' Equity.

Note 11. Financial Condition and Going Concern

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

The Company raised substantial funds in private placements offerings in 2000. It expanded its efforts to acquire operating companies and to develop a position in the Middle East without success. The funds raised in the private placement ($3,365,596) have been expended and the Company is actively seeking additional financing.

A majority shareholder and a minority shareholder have assisted in funding the operations of the Company, anticipating other sources will come about in the near future.

Note 12. Related Party Transaction

The Company has two major shareholders. Neither one alone can control the Company, but together they do.

Note 13. Commitments and Contingencies

The predecessor company (Regenesis) was a defendant with others in a series of lawsuits settled out of court in 1999. The other defendants settled for $450,000. The predecessor company was not obligated to contribute financially to the settlement. Management, however, believes there is a slight chance the Compnay may become financially obligated to contribute to the settlement. Nothing has been recognized in the financial statements for this contingency.

Note 14. Subsequent Events (Unaudited)

During July 2001 the Company terminated negotiations to acquire another company that deals with liquid fuel. Of the $390,000 invested in this effort, as reported on the Balance Sheet under "Due From Escrow Accounts," only $350,000 was returned to the Company. The remaining $40,000 was held back for acquisition incurred by the other party.

The end of August 2001 the Company filed Form S-8 with the Securities and Exchange Commission. It discloses the employment stock option agreements with officers and key personnel registering 30,762,388 common stock options that can be granted to the employees. Each stock option when granted is exercisable at $.01 per share of common stock for each stock option. One shareholder was granted 14,380,239 stock options. He exercised his 14,380,239 stock options for 14,380,239 shares of common stock at $.01 for a total exercise price of $143,802.