Form 10QSB/A
period 2001-03-31
FUELNATION INC
filed 2001-11-07
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSBA

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 2001

                         Commission file number 1-12350



                                 FuelNation Inc.
                                 ---------------
                 (Name of Small Business Issuer in its Charter)



               Florida                                       65-0827283
               -------                                       ----------
   (State or Other Jurisdiction of                         (I.R.S. Employer
   Incorporation or Organization)                         Identification No.)





     1700 North Dixie Highway, Suite 125, Boca Raton, Florida      33432
     ----------------------------------------------------------------------
              (Address of Principal Executive Offices)          (Zip Code)



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

Yes [X] No [ ]


The number of shares outstanding of the issuer's common stock, par value $.01 per share as of October 30, 2001 was 178,987,572.

                                TABLE OF CONTENTS


  Condensed Balance Sheets at March 31, 2001                                2

  Condensed Statements of Operations for the
     Three Months ended March 31, 2001                                      3

  Condensed Statement of Changes in Stockholders' Equity (Deficit)
     for Three Months ended March 31, 2001                                  4

  Condensed Statements of Cash Flows for the
     Three Months ended March 31, 2001                                      5

  Notes to Condensed Financial Statements                               6 - 8

  Item 2. Management Discussion and Analysis                           9 - 10

  Part II. Other Information                                               11

  Signatures                                                               12


                          PART I FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1.  Financial Statements

As used herein, the term "Company" refers to FuelNation Inc. and predecessors (the Company was formerly named as Regenesis Holdings, Inc.) unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet are attached hereto as Pages 1 through 5 and are incorporated herein by this reference.

                                 FUELNATION INC.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc.)
                             CONDENSED BALANCE SHEET

                                 MARCH 31, 2001
                                   (Unaudited)

ASSETS
------

CURRENT ASSETS:
   Cash                                                         $       15,597
   Receivables-Other                                                    15,985
   Due from Escrow Accounts                                            435,470
   Inventory                                                           555,556
   Due from Officers and Stockholders                                  187,488
   Prepaid Expense                                                      79,595
                                                                --------------
Total Current Assets                                                 1,289,691
                                                                --------------
FIXED ASSETS:
   Office Equipment and Computer Systems, net of
      accumulated depreciation of $34,914                              201,301
                                                                --------------
OTHER ASSETS:
   Investments                                                         403,886
   Technology                                                          710,674
   Goodwill                                                            807,798
                                                                --------------
Total Other Assets                                                   1,922,358
                                                                --------------
Total  Assets                                                   $    3,413,350
                                                                ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts Payable                                             $      805,601
   Accrued Liabilities                                                 382,880
   Payroll and Taxes Payable                                           165,767
                                                                --------------
Total Current Liabilities                                            1,354,248
                                                                --------------
STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 Par Value, 20,000,000 shares
     authorized, none issued and outstanding                                 -
   Common Stock, $.01 Par Value, 350,000,000 shares
     authorized, 155,059,607 issued and outstanding                  1,550,597
   Additional Paid-In Capital                                        2,269,642
   (Deficit) Accumulated in the Development Stage                   (1,761,137)
                                                                --------------
Total Stockholders' Equity                                           2,059,102
                                                                --------------
Total Liabilities and Stockholders' Equity                      $    3,413,350
                                                                ==============

                             See Accompanying Notes
                                       2


                                 FuelNation Inc.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc.)
                       CONDENSED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)
                                                                           Accumulative in
                                                                           the Development
                                                      2001        2000          Stage
                                                  -----------  ----------  ---------------
Revenue                                           $         -  $        -  $             -
                                                  -----------  ----------  ---------------
Operating Expenses:

   Salaries and wages including related taxes          92,836           -           92,836
   Legal and professional                             135,317           -          135,317
   Marketing and promotion                             41,880           -           41,880
   Travel                                               2,904           -            2,904
   Consulting fees                                     75,000           -           75,000
   Rent                                                 6,413           -            6,413
   Office expenses                                      8,976           -            8,976
   Depreciation and amortization                       37,780           -           37,780
   Other general and administrative expenses           87,270           -           87,270
   Research and development cost                            -      10,000           10,000
                                                  -----------  ----------  ---------------
Total Operating Expenses                              488,376      10,000          498,376
                                                  -----------  ----------  ---------------
Operating Loss                                       (488,376)    (10,000)        (498,376)
                                                  -----------  ----------  ---------------
Other Income (Expenses):
   Interest expense                                    (1,308)          -           (1,308)
                                                  -----------  ----------  ---------------
Total other income (expenses), net                     (1,308)          -           (1,308)
                                                  -----------  ----------  ---------------
Net (Loss)                                        $  (489,684)    (10,000) $      (499,684)
                                                  ===========  ==========  ===============

Basic and Diluted Net Loss per Common Share       $     (0.00) $        -
                                                  ===========  ==========

Basic and Diluted Weighted Average Common
Shares Outstanding                                154,989,627           -
                                                  ===========  ==========

                             See Accompanying Notes

                                 FuelNation Inc.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc.)

        CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                        THREE MONTHS ENDED MARCH 31, 2001
                              (Unaudited)
                                                                                              (Deficit)
                                    Preferred Stock      Common Stock         Additional     Accumulated
                                    --------------- ------------------------   Paid-In    in the Development
                                    Shares  Amount     Shares       Amount     Capital       Stage               Total
                                    ------  ------  ------------  ----------  ----------  ------------------  ----------
Balances, December 31, 2000              -  $    -   154,919,647  $1,549,197  $2,069,542  $       (1,271,453) $2,347,286

Issuance of common shares in
  private placement transactions         -       -        38,460         385      24,615                          25,000
Issuance of common shares in
  private placement transactions         -       -       101,500       1,015     100,485                         101,500
Issuance of stock options                -       -             -           -      75,000                          75,000
Net (Loss)                               -       -             -           -           -            (489,684)   (489,684)
                                    ------  ------  ------------  ----------  ----------  ------------------  ----------
Balance March 31, 2001                   -  $    -   155,059,607  $1,550,597  $2,269,642  $       (1,761,137) $2,059,102
                                    ======  ======  ============  ==========  ==========  ==================  ==========



                             See Accompanying Notes


                                 FUELNATION INC.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc.)

                       CONDENSED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                                                             Accumulative in
                                                                                             the Development
                                                                          2001       2000          Stage
                                                                       ---------  ---------  ---------------
Cash Flows from Operating Activities:
   Net loss                                                            $(489,684) $ (10,000) $      (499,684)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                                    37,780          -           37,780
         Expenses paid by issuance of common stock.                       75,000          -           75,000
         Research and development for common stock                                   10,000           10,000
         Changes in operating assets and liabilities:                                     -                -
            Increase in receivables- other                                   514          -              514
            Increase in prepaid expenses                                 (55,679)         -          (55,679)
            Increase due from stockholders & officers                    (14,614)         -          (14,614)
            Increase in inventory                                         (1,933)         -           (1,933)
            Increase in accounts payable                                 400,197          -          400,197
            Increase in accrued liabiliites                              (15,587)         -          (15,587)
            Increase in payroll & taxes payable                           39,967          -           39,967
                                                                       ---------  ---------  ---------------
              Net cash used in operating activities                      (24,039)         -          (24,039)
                                                                       ---------  ---------  ---------------
Cash Flows from Investing Activities:
            Payments for fixed assets                                     (3,460)         -           (3,460)
            Payments for technology                                      (90,602)         -          (96,602)
                                                                       ---------  ---------  ---------------
              Net cash provided by (used in) investing activities       (100,062)         -         (100,062)
                                                                       ---------  ---------  ---------------
Cash Flows from Financing Activities:
   Net proceeds from issuance of common stock                            126,500          -          126,500
                                                                       ---------  ---------  ---------------
              Net cash provided by financing activities                  126,500          -          126,500
                                                                       ---------  ---------  ---------------
Net Increase in Cash                                                       2,399          -            2,399

Cash, Beginning of year                                                   13,198          -           13,198
                                                                       ---------  ---------  ---------------
Cash, End of year                                                      $  15,597  $       -  $        15,597
                                                                       =========  =========  ===============
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                            $   1,308  $       -  $         1,308
                                                                       =========  =========  ===============
Supplemental Schedule of Non Cash Investing and Financing Activities:
Issuance of options to purchase 1,500,000 shares of common stock in connection with consulting fees, valued at $75,000


                             See Accompanying Notes

                                 FUELNation Inc.
                          (A Development Stage Company
                       (Formerly Regenesis Holding, Inc.)
                                 March 31, 2001
                                   (Unaudited)

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

Note 2. Technology Costs and Rights

     The Company purchased the following on October 13, 2000.

     Working model of computer designed proprietary software "R2R"     $536,298

     This acquisition is reported on the purchase method of accounting.

     Since the acquisition the Company continues to expand the data collection features of the computer designed proprietary software and the satellite retrieval and other access methods.

     Additional costs incurred from October 13, 2000
     To December 31, 2000 are                                            95,133
                                                                       --------
     Total as of December 31, 2000                                      631,431

     Additional costs incurred as of March 31, 2001                     117,252
                                                                       --------
     Total as of March 31, 2001                                         748,683

     Less: Accumulated Amortization                                     (38,009)
                                                                       --------
     Net Technology Costs and Rights as of March 31, 2001              $710,674
                                                                       --------

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

                                 FUELNation Inc.
                          (A Development Stage Company
                       (Formerly Regenesis Holding, Inc.)
                                 March 31, 2001
                                   (Unaudited)

Note 3. Goodwill

     Goodwill is the cost associated in acquiring the predecessor company, Regenesis Holdings, Inc. (now FuelNation Inc.), a publicly held corporation. The company paid the amount of $1,126,664 for goodwill, of which $828,509 is to obtain the controlling interest of 96 % ownership in FuelNation, Inc. These costs include the combined amount of the predecessor company debts the Company assumed and paid off, or yet to pay off, or to settle, plus the cost of outstanding stock options and warrants granted before the merger of $ 23,300. The remaining $298,155 of the $1,126,664 was not capitalized as goodwill, but is reported as a negative equity. The Company amortizes goodwill over a useful life of 20 years.

       Total cost of goodwill                                         $828,509
       Less: accumulated amortization                                  (20,711)
                                                                      --------
       Net goodwill as of March 31, 2001                              $807,798
                                                                      --------

Note 4. Income Taxes

     Under U.S. federal law, certain changes in ownership of the Company may cause a limitation on future utilization of net loss carryforwards. All net operating loss carryforwards prior to October 13, 2000 were lost because of the significant change in ownership at October 13, 2000. As of March 31, 2001, the Company has estimated net operating loss carryforwards from October 13, 2000 to March 31, 2001 of approximately $1,761,000 available to offset future taxable income. The net operating loss carryforward begins to expire in year 2015.

     The deferred income tax asset of $528,300 (30% x $1,761,000) has been fully offset by a valuation allowance of like amount. Therefore, the deferred income tax benefit is netted to $0 and is not reflected in these financial statements.

     There were no payments made for income taxes in the three months ending March 31, 2001.

Note 5. Stockholders' Equity

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

     In first quarter 2001 139,960 shares were issued pursuant to a Registration D Offering in a private placement transaction. The offering price was for $2.00 Per Share.

     In first quarter 2001 an option to purchase 1,500,000 shares of stock were granted for consulting fees valued at $75,000.

                                 FUELNation Inc.
                          (A Development Stage Company
                       (Formerly Regenesis Holding, Inc.)
                                 March 31, 2001
                                   (Unaudited)


Note 6. Pending Underwriting & Agent's Retention Agreement

     In March 2001, the Company signed a placement agent's retention agreement with Westminster Securities Corporation, 100 Park Avenue, New York, for an Underwritten Offering of up to $35,000,000 to be arranged through one of its institutional clients. The offering when committed to, would have a term of 24 months from the date of the Registration Statement, and would provide for monthly drawdowns. Warrants would be issued to the purchaser numbering 4% of the commitment amount, in addition to other terms, conditions, and Underwriter's requirements. Once the transaction is consummated and is funding, the Company would compensate Westminster Securities Corporation under terms and conditions that are typical and customary for such transactions.

Note 7. Note Commitments and Contingencies

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

Note 8. Termination of Management

     During March, 2001 three members of the board of directors resigned. They were not replaced until April, 2001. See Note discussing subsequent event.

Note 9. Subsequent Event

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

General

The report of the Company's independent certified public accountants on their audit of the Company's December 31, 2000 financial statements contained uncertainties relating to the Company's ability to continue as a going concern. As shown in the accompanying financial statements the Company incurred a loss of $489,684 for the three months ended March 31, 2001, and had a working capital deficiency of $64,557 at March 31, 2001. Total stockholder equity is $2,059,102. These factors among others raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments relating to the outcome of this uncertainty.

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

Results of Operations

Salaries and wages including related taxes were $92,836 for the three months ended March 31,2001 as a result of employment of executive officers and technical staff to support the related technology. Management anticipates a further increase in Salaries and Wages as the Company looks to position itself for global expansion.

Legal and professional fees were $135,317 for the three months ended March 31,2001 primarily as a result of expenses associated with the engagement of outside professionals to assist the Company in connection with preparing private placement offerings.

The $41,880 of marketing and promotion costs for the three months ended March 31,2001 relate to the advertising of technology. Management anticipates further increases in these costs as the Company continues with its expansion plans.

Other general and administrative expenses were $87,270 for the three months ended March 31,2001 The major costs came from insurance, investors services and utilities and continued expansion of overall operations.

Liquidity and Capital Resources

For the three months ended March 31, 2001 net cash used in operating activities was $24,039. This was primarily attributable due to a Net Loss for the period of $489,684 and offset by a increase in Accounts Payable of $ 400,197.

Net cash used in investing activities for the three months ended March 31, 2001, was $100,062 due to payments made for the continual development of the technology.

Net cash provided by financing activities for the three months ended March 31, 2001 was $126,500, which was comprised of the sale of common stock in private placements pursuant to a Regulation D Offering.

As of March 31, 2001, the Company had cash of $15,597 and a working capital deficiency of $64,557.

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

On April 1, 2001 the Company granted options to two executive officers to purchase an aggregate of 29,012,388 shares of common stock at an exercise price of $0.01 per share. Inasmuch as the purchasers were officers of the Company and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in
Section 4(2) of such Act and the rules and regulations hereunder.

On April 10, 2001, the Company issued 2,225,000 shares of common stock to Joel Brownstein, the former Chief Financial Officer and Director, in connection with work performed thereby over two years ago.

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

              None

     (b.)     Reports on Form 8-K

               (i) Form 8-K : Changes to the Board of Directors, earliest event date, March 1st, 2001.

               (ii) Form 8-K :  Change  of  Certified  Public  Accounting  firm, earliest event date, April 25th, 2001.

               (iii)Form  8-K  :   Regulation-D   Private   Placement   Offering
                    termination.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, FuelNation Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            FuelNation  Inc.




      DATE:    October 30, 2001        By: /s/ Christopher Salmonson
               ----------------            -------------------------
                                           Christopher Salmonson
                                           Chairman of the Board,
                                           Chief Executive Officer, and
                                           President
                                           (Principal Executive Officer)




      DATE:    October 30, 2001        By: /s/ James L. Wilson
               ----------------            -------------------------
                                           James L. Wilson
                                           Chief Financial Officer,
                                           (Principal Financial Officer)