Form 10QSB/A
period 2001-06-30
FUELNATION INC
filed 2001-11-08
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSBA

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 2001

                         Commission file number 1-12350



                                 FuelNation Inc.
                                 ---------------
                 (Name of Small Business Issuer in its Charter)



             Florida                                         65-0827283
             -------                                         ----------
  (State or Other Jurisdiction of                         (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)





     1700 North Dixie Highway, Suite 125, Boca Raton, Florida      33432
     --------------------------------------------------------------------
              (Address of Principal Executive Offices)         (Zip Code)



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

Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock, par value $.01 per share as of October 30, 2001 was 178,987,572.

                                TABLE OF CONTENTS


      Condensed Balance Sheets at June 30, 2001                              2
      Condensed Statements of Operations for the
         Six and Three Months ended June 30, 2001                        3 - 4
      Condensed  Statement of Changes in  Stockholders' Equity
         (Deficit) for Six Months ended                                      5
      June 30, 2001
      Condensed Statements of Cash Flows for the
         Six and Three Months ended June 30, 2001                        6 - 9
      Notes to Condensed Financial Statements                          10 - 13
      Item 2. Management Discussion and Analysis                       14 - 15
      Part II. Other Information                                            16
      Signatures                                                            17


                          PART I FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1.  Financial Statements

As used herein, the term "Company" refers to FuelNation Inc. and predecessors (the Company was formerly named as Regenesis Holdings, Inc.) unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet are attached hereto as Pages 2 through 9 and are incorporated herein by this reference.

                                 FUELNATION INC.
                          (A Development Stage Company)
                       Formerly Regenesis Holdings, Inc.)
                            CONDENSED BALANCE SHEETS
                                  June 30, 2001
                                   (Unaudited)

                                     ASSETS
                                     ------
CURRENT ASSETS:
   Cash                                                       $       332
   Receivables - Other                                             14,589
   Due from Escrow Accounts                                       415,167
   Inventory                                                      560,340
   Due from Officers and Stockholders                             121,170
   Prepaid Expense                                                 39,315
                                                              -----------
Total Current Assets                                            1,150,913
                                                              -----------

FIXED ASSETS:
   Office Equipment and Computer Systems, net of
     accumulated depreciation of $46,552 in 2001                  195,376
                                                              -----------
OTHER ASSETS:
   Investments                                                    404,131
   Technology                                                   2,269,017
   Goodwill                                                       797,441
                                                              -----------
Total Other Assets                                            $ 3,470,589
                                                              -----------
Total  Assets                                                 $ 4,816,878
                                                              ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                           $   720,332
   Accrued Liabilities                                            503,452
   Payroll and Taxes Payable                                      153,762
                                                              -----------
Total Current Liabilities                                       1,377,546
                                                              -----------
STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value, 20,000,000 shares
      authorized; none issued and outstanding                           -
   Common Stock, $.01 par value, 350,000,000 shares
      authorized; 162,166,027 issued and outstanding
      at June 30, 2001                                          1,621,661
   Additional paid-in capital                                   4,503,180
   (Deficit) Accumulated in the Development Stage              (2,685,509)
                                                              -----------
Total Stockholders' Equity                                      3,439,332
                                                              -----------
Total Liabilities and Stockholders' Equity                    $ 4,816,878
                                                              ===========

                             See Accompanying Notes


                                 FUELNATION INC.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc.)
                            STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 For the Six Months Ended
                                                           June 30,        Accumulative in
                                                 ------------------------  the Development
                                                       2001      2000            Stage
                                                    ---------  --------    ---------------
Revenue                                             $       -  $      -    $             -
                                                    ---------  --------    ---------------

Operating expenses:
   Salaries and wages including related taxes         207,935         -            207,935
   Consulting fees                                    266,300         -            266,300
   Legal and professional                             123,961         -            123,961
   Travel                                               5,842         -              5,842
   Rent                                                12,826         -             12,826
   Office expense                                      18,485         -             18,485
   Depreciation and amortization                       75,560         -             75,560
   Marketing and promotion                            110,817         -            110,817
   Other general and administrative expenses           64,087         -             64,087
   Cost of common stock options and warrants          526,686         -            526,686
   Research and development costs                           -    10,000             10,000
                                                  -----------  --------    ---------------
Total operating expenses                            1,412,499    10,000          1,422,499
                                                  -----------  --------    ---------------

Operating Loss                                     (1,412,499)  (10,000)        (1,422,499)

Other Income (Expense):
   Interest expense                                    (1,557)        -             (1,557)
                                                  -----------  --------    ---------------
Total other (expense), net                             (1,557)        -             (1,557)
                                                  -----------  --------    ---------------

Net Loss                                          $(1,414,056) $(10,000)   $    (1,424,056)
                                                  ===========  ========    ===============

Basic and Diluted Net Loss per Common Share       $     (0.01) $      -
                                                  ===========  ========

Basic and Diluted Weighted Average Common

Shares Outstanding                                156,329,710         -
                                                  ===========  ========

                             See Accompanying Notes


                                 FUELNATION INC.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc.)
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                              For the Three Months Ended
                                                       June 30,          Accumulative in
                                                ----------------------   the Development
                                                     2001       2000          Stage
                                                -----------  ---------   ---------------
Revenue                                         $         -  $       -   $             -
                                                -----------  ---------   ---------------

Operating expenses:
   Salaries and wages including related taxes       115,099          -           115,099
   Consulting fees                                  191,300          -           191,300
   Legal and professional                           (11,356)         -           (11,356)
   Travel                                             2,938          -             2,938
   Rent                                               6,413          -             6,413
   Office expense                                     9,509          -             9,509
   Depreciation and amortization                     37,780          -            37,780
   Marketing and promotion                           68,937          -            68,937
   Other general and administrative expenses         51,818          -            51,818
   Cost of common stock options and warrants        451,686          -           451,686
                                                -----------  ---------   ---------------
Total operating expenses                            924,124          -           924,124
                                                -----------  ---------   ---------------
Operating Loss                                     (924,124)         -          (924,124)

Other Income (Expense):
   Interest expense                                    (248)         -              (248)
                                                -----------  ---------   ---------------
Total other (expense), net                             (248)         -              (248)
                                                -----------  ---------   ---------------
Net Loss                                        $  (924,372) $       -   $      (924,372)
                                                ===========  =========   ===============

Basic and Diluted Net Loss per Common Share     $     (0.01) $       -
                                                ===========  =========

Basic and Diluted Weighted Average Common
Shares Outstanding                              156,399,689          -
                                                ===========  =========

                             See Accompanying Notes\


                                 FUELNATION INC.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc)
       CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)
                                    (Deficit)

                                                                                                       (Deficit)
                                              Preferred Stock        Common Stock       Additional   Accumulated in
                                              ---------------  -----------------------   Paid-In     the Development
                                              Shares   Amount     Shares      Amount     Capital          Stage         Total
                                              ------   ------  -----------  ----------  ----------  ----------------  ----------
Balances, December 31, 2000                        -   $    -  154,919,647  $1,549,197  $2,069,542  $     (1,271,453) $2,347,286

Issuance of common shares in private
   placement transactions                          -        -       38,460         385      24,615                        25,000
Issuance of common shares in private
   placement transactions                          -        -      101,500       1,015     100,485                       101,500
Issuance of stock options                          -        -            -           -      75,000                        75,000
Net Loss                                           -        -            -           -           -          (489,684)   (489,684)
                                              ------   ------  -----------  ----------  ----------  ----------------  ----------
Balance March 31, 2001                             -        -  155,059,607   1,550,597   2,269,642        (1,761,137)  2,059,102

Issuance of common stock in satisfaction of
   liabilities and payment of
   professional expenses                                         2,405,550      24,056     156,361                       180,416
Issuance of common stock for payment of
   technology and consulting costs                               4,426,255      44,263   1,348,237                     1,392,500
Cancellation of shares issued in private
   placement transaction                                           (15,385)       (154)     (9,846)                      (10,000)
Issuance of common stock to acquire
   assignment of contract                                          290,000       2,900     287,100                       290,000
Issuance of stock options  to officers and
   employees pursuant to their
   employment agreements                                                                   451,686                 -     451,686
Net (Loss)                                                               -           -                      (924,372)   (924,372)
                                              ------   ------  -----------  ----------  ----------  ----------------  ----------
Balance June 30, 2001                              -   $    -  162,166,027  $1,621,661  $4,503,180  $     (2,685,509) $3,439,332
                                              ======   ======  ===========  ==========  ==========  ================  ==========

                             See Accompanying Notes


                                 FUELNATION INC.
                          (A Development Stage Company)
                       (Formerly Renenesis Holdings, Inc.)
                        CONDENSED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                                                         Accumualted in
                                                                                         the Development
                                                                     2001       2000          Stage
                                                                 -----------  ---------  ---------------
Cash Flows from Operating Activities:
   Net loss                                                      $(1,414,056) $ (10,000) $    (1,424,056)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                                75,560                      75,560
         Payments for Reasearch and development costs                            10,000           10,000
         Issuance of common stock, options and warrants              526,686                     526,686
         Expenses paid by issuance of common stock
            for professional services                                180,416                     180,416
         Changes in operating assets and liabilities:
            Decrease in Current Assets                                    97                          97
            (Increase) in Other Assets                               (18,474)                    (18,474)
            Increase in Accounts payable, accrued expenses, and
               other current liabilities                             477,874          -          477,874
                                                                 -----------  ---------  ---------------
                  Net cash used in operating activities             (171,897)         -  $      (171,897)
                                                                 -----------  ---------  ---------------
Cash Flows from Investing Activities:
   Purchase of equipment                                              (9,173)                     (9,173)
                                                                 -----------  ---------  ---------------
                  Net cash used in investing activities               (9,173)         -           (9,173)
                                                                 -----------  ---------  ---------------

Cash Flows from Financing Activities:
   Net proceeds from issuance of common stock                        126,500                     126,500
   Cancellation of shares issuance of common stock                   (10,000)                    (10,000)
   Proceeds of loans from officers and stockholders                   51,704                      51,704
   Repayment of loans to officers and stockholders                         -          -                -
                                                                 -----------  ---------  ---------------
                  Net cash provided by financing activities          168,204          -          168,204
                                                                 -----------  ---------  ---------------
Net Decrease in Cash                                                 (12,866)         -          (12,866)

Cash, Beginning of Period                                             13,198          -           13,198
                                                                 -----------  ---------  ---------------
Cash, End of Period                                              $       332  $       -  $           332
                                                                 ===========  =========  ===============
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest:                     $     1,557  $       -  $         1,557
                                                                 ===========  =========  ===============


                             See Accompanying Notes


                                 FUELNATION INC.
                          (A Development Stage Company)
                       (Formerly Regenesis Holidngs, Inc.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)
                                                                                        Accumulative in
                                                                                        the Development
                                                                     2001       2000         Stage
                                                                  ---------   --------  ---------------
Cash Flows from Operating Activities:
   Net loss                                                       $(924,372)  $      -  $      (924,372)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                               37,780                      37,780
         Issuance of common stock, options and warrants             451,686                     451,686
         Expenses paid by issuance of common stock
           for professional services                                180,416                     180,416
         Changes in operating assets and liabilities:
            Decrease in Current Assets                               57,195                      57,195
            Decrease in Other Assets                                108,127                     108,127
            Increase in Accounts payable, accrued expenses, and
               other current liabilities                             23,298          -           23,298
                                                                  ---------   --------  ---------------
                  Net cash used in operating activities             (65,870)         -  $       (65,870)
                                                                  ---------   --------  ---------------
Cash Flows from Investing Activities:
   Purchase of equipment                                             (5,713)         -           (5,713)
                                                                  ---------   --------  ---------------
                  Net cash used in investing activities              (5,713)         -           (5,713)
                                                                  ---------   --------  ---------------
Cash Flows from Financing Activities:
   Cancellation of shares issuance of common stock                  (10,000)                    (10,000)
   Proceeds of loans from officers and stockholders                  66,318                      66,318
                                                                  ---------   --------  ---------------
                  Net cash provided by financing activities          56,318          -           56,318
                                                                  ---------   --------  ---------------
Net Decrease in Cash                                                (15,265)         -          (15,265)

Cash, Beginning of Period                                            15,597          -           15,597
                                                                  ---------   --------  ---------------
Cash, End of Period                                               $     332   $      -  $           332
                                                                  =========   ========  ===============

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest:                      $     249          -  $           249
                                                                  =========   ========  ===============

                             See Accompanying Notes

                                  FUELNATION INC.
                           (A Development Stage Company)
                        (Formerly Regenesis Holdings, Inc)
                        CONDENSED STATEMENTS OF CASH FLOWS

                  FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                    (Unaudited)

Supplemental Schedule of Non Cash Investing and Financing Activities:
   Six Months Ended June 30, 2001:

Issuance of 4,426,255 common shares for technology and consulting costs, valued at $1,392,500.

Issuance of 290,000 common shares to acquire assignment of contract, valued at $290,000.

Issuance of options to purchase 29,012,388 shares of common stock in connection with employment agreements of officers, directors and employees, valued at $451,686.

Issuance of options to purchase 1,500,000 shares of common stock in connection with consulting fees, valued at $75,000.

                             See Accompanying Notes

                                  FUELNATION INC.
                           (A Development Stage Company)
                        (Formerly Regenesis Holdings, Inc)
                        CONDENSED STATEMENTS OF CASH FLOWS

                 FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                    (Unaudited)

Supplemental Schedule of Non Cash Investing and Financing Activities:
   Three Months Ended June 30, 2001:

Issuance of 4,426,255 common shares for technology and consulting costs, valued at $1,392,500.

Issuance of 290,000 common shares to acquire assignment of contract, valued at $290,000.

Issuance of options to purchase 29,012,388 shares of common stock in connection with employment agreements of officers, directors and employees, valued at $451,686.



                             See Accompanying Notes

                                FUEL Nation Inc.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc.)
                     Notes to Condensed Financial Statements
                                  June 30, 2001
                                   (Unaudited)

Note 1. Basis of Presentation

     The interim consolidated financial statements at June 30, 2001 and for the six month periods ended June 30, 2001 and 2000 are Unaudited, but include all adjustments which the management considers necessary for a fair presentation.

     The  accompanying  Unaudited  condensed  financial  statements  are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2000. The accompanying Unaudited interim condensed financial statements for the six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results which can be expected for the entire year.

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

Note 2. Technology Costs and Rights

     The Company purchased the following on October 13, 2000.

     Working model of computer designed proprietary software "R2R"   $  536,298

     This acquisition is reported on the purchase method of accounting.

     Since the acquisition the Company continues to expand the data collection features of the computer designed proprietary software and the satellite retrieval and other access methods.

     Additional costs incurred from October 13, 2000
     To December 31, 2000 are                                            95,133
                                                                     ----------
     Total as of December 31, 2000                                      631,431

     Additional costs incurred from January 1, 2001 to June 30, 2001  1,700,729

     Total as of June 30, 2001                                        2,332,160

     Less: Accumulated Amortization                                     (63,143)
                                                                     ----------
     Net Technology Costs and Rights as of June 30, 2001             $2,269,017
                                                                     ----------

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

                                FUEL Nation Inc.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc.)
                     Notes to Condensed Financial Statements
                                  June 30, 2001
                                   (Unaudited)


Note 3. Goodwill

     Goodwill is the cost associated in acquiring the predecessor company, Regenesis Holdings, Inc. (now FuelNation Inc.), a publicly held corporation. The company paid the amount of $1,126,664 for goodwill, of which $828,509 is to obtain the controlling interest of 96 % ownership in FuelNation, Inc. These costs include the combined amount of the predecessor company debts the Company assumed and paid off, or yet to pay off, or yet to p[ay off or to settle, plus the cost of outstanding stock options and warrants granted before the merger of $ 23,300. The remaining $298,155 of the$1,126,664 was not capitalized as goodwill, but is reported as a negative equity. The Company amortizes goodwill over a useful life of 20 years.

       Total cost of goodwill                                        $828,509
       Less: accumulated amortization                                 (31,068)
                                                                     --------
       Net goodwill as of June 30, 2001                              $797,441
                                                                     --------
Note 4.  Income Taxes

     Under U.S. federal law, certain changes in ownership of the Company may cause a limitation on future utilization of net loss carryforwards. All net operating loss carryforwards prior to October 13, 2000 were lost because of the significant change in ownership at October 13, 2000. As of June 30, 2001, the Company has estimated net operating loss carryforwards from October 13, 2000 to June 30, 2001 of approximately $2,695,500 available to offset future taxable income. The net operating loss carryforward begins to expire in year 2015.

     The deferred income tax asset of $808,650 (30% x $2,695,500) has been fully offset by a valuation allowance of like amount. Therefore, the deferred income tax benefit is netted to $0 and is not reflected in these financial statements.

     There were no payments made for income taxes in the six months ending June 30, 2001.

Note 5.  Stockholders' Equity

     Issuance of Common Stock

     In first quarter 2001 139,960 shares were issued pursuant to a Registration D Offering in a private placement transaction.The offering price was for $2.00 Per Share.

     In first quarter 2001 an option to purchase 1,500,000 shares of stock were granted for consulting fees valued at $75,000.

     In April 2001 the Company considered and approved to issue Joel Brown stein, former officer and Board of Director, 2,225,000 shares of common shares of stock valued at $168,750. This is in consideration for the past efforts he has done for and in behalf of the Company.

     On or about February 2001, the Company accepted assignment of a contract to purchase a retail gas and service station located in Hallandale, Florida, along with all of the personal property, fixtures and equipment located at the premises, owned in part by Triad along with parker Enterprises Sheridan, LLC, and James Parker, individually, in consideration for the issuance of a total of 290,000 shares of common stock of the Company. These shares were issued June 20,2001 and valued at $290,000.

     On June 29, 2001 the Company issued 4,426,255 shares of common stock for consulting and technology costs. These services are valued at $1,392,500 and this amount is included on the balance sheet as Technology at June 30, 2001. The common shares were issued pursuant to a Securities and Exchange Commission Form S-8 registration filed on June 14, 2001.

                                FUEL Nation Inc.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc.)
                     Notes to Condensed Financial Statements
                                  June 30, 2001
                                   (Unaudited)

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

     In October 2000, the Company engaged Veritas Venture Lab, LLC (Veritas) to provide certain services and consulting. Veritas was paid for all services. In addition, Veritas was also granted 1,500,000 options to buy 1,500,000 shares of stock at $.01 per share. The 1,500,000 options are valued at $.05 per option, or $75,000.

     At June 30, 2001, no such options have been exercised.

     On February 10, 2001, the Company granted options to four technology employees and department heads to purchase an aggregate of 1,300,000 shares of common stock at an exercise price of $0.01 per share. Inasmuch as the purchasers were employees of the Company and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations hereunder. The options are valued at $16,500. At June 30, 2001, no such options have been exercised.

     On April 1, 2001 the Company granted options to three executive officers to purchase an aggregate of 29,012,388 shares of common stock at an exercise price of $0.01 per share. Inasmuch as the purchasers were officers of the Company and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations hereunder. The options are valued at $435,186. At June 30, 2001, no such options have been exercised.

Note 6.   Pending Underwriting & Agent's Retention Agreement

     In March 2001, the Company signed a placement agent's retention agreement with Westminster Securities Corporation, 100 Park Avenue, New York, for an Underwritten Offering of up to $35,000,000 to be arranged through one of its institutional clients. The offering when committed to, would have a term of 24 months from the date of the Registration Statement, and would provide for monthly draw-downs. Warrants would be issued to the purchaser numbering 250,000 common shares, in addition to other terms, conditions, and Underwriter's requirements. Once the transaction is consummated and is funding, the Company would compensate Westminster Securities Corporation under terms and conditions that are typical and customary for such transactions. As of June 30,2001 the retention agreement has not been finalized.

                                FUEL Nation Inc.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc.)
                     Notes to Condensed Financial Statements
                                  June 30, 2001
                                   (Unaudited)

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

Note 9.  Subsequent Event

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

General

The report of the Company's independent certified public accountants on their audit of the Company's December 31, 2000 financial statements contained uncertainties relating to the Company's ability to continue as a going concern. As shown in the accompanying financial statements the Company incurred a loss of $1,414,056 for the six months ended June 30, 2001, and had a working capital deficiency of $226,633 at June 30, 2001. However, total stockholder equity is $3,439,332. These factors among others raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments relating to the outcome of this uncertainty.

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

Results of Operations

Salaries and wages including related taxes were $115,099 for the three months ended June 30, 2001 and $92,836 for the three months ended March 31,2001 as a result of employment of executive officers and technical staff to support the related technology. Management anticipates a further increase in Salaries and Wages as the Company looks to position itself for global expansion.

Legal and professional fees were $123,961 for the six months ended June 30, 2001 primarily as a result of expenses associated with the engagement of outside professionals to assist the Company in connection with preparing private placement offerings. The company expects further costs as the Company will be filing a Registration statement in connection with a $35,000,000 long term secured financing contract.

Marketing and promotion costs were $68,937 for the three months ended June 30,2001 and $41,880 for the three months ended March 31, 2001. The costs relate to the advertising of technology. Management anticipates further increases in these costs as the Company continues with its growth strategy.

Other general and administrative expenses were $64,087 for the six months ended June 30,2001. The major costs came from insurance, investors services, utilities and continued expansion of overall operations.

Liquidity and Capital Resources

For the six months ended June 30, 2001 net cash used in operating activities was $171,897 . This was primarily attributable due to a Net Loss for the period of $1,414,056 and offset by a increase in Accounts Payable of $ 477,874 and non cash expense of $707,102 for issuance of common stock, options and warrants.

Net cash used in investing activities for the six months ended June 30, 2001, was $9,173 for the purchase of computer equipment.

Net cash provided by financing activities for the six months ended June 30, 2001 was $168,204 which was comprised of the sale of common stock for $126,500 in private placements pursuant to a Regulation D Offering and net advances from officers and stockholders.

As of June 30, 2001, the Company had cash of $1,557 and a working capital deficiency of $226,633.

The Company's ability to meet its future obligations in relation to the orderly payment of its recurring obligations on a current basis is totally dependent on its ability to attain a profitable level of operations; receive required working capital advances from the Company's shareholders or obtain capital from outside sources.

                            PART II OTHER INFORMATION
--------------------------------------------------------------------------------

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