Form 10QSB
period 2001-09-30
FUELNATION INC
filed 2001-11-19
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2001

                         Commission File Number: 1-12350



                                 FUELNATION INC.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)



                                     Florida
         (State or other jurisdiction of incorporation or organization)

                                   65-0827283
                        (IRS Employer Identification No.)

                       1700 North Dixie Highway, Suite 125
                               Boca Raton, Florida
                    (Address of principal executive offices)

                                      33432
                                   (Zip Code)

                                 (561) 391-5883
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of November 16, 2001 was 179,196,266 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the nine month period ended September 30, 2001, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS/PLAN OF OPERATION

     The following discussion should be read in conjunction with our Financial Statements and notes thereto included herein. In connection with, and because we desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview

     We were incorporated under the laws of the state of Florida on July 6, 1993 under the name "International Pizza Corporation." We have had two other names and business plans since our incorporation, including QPQ Corporation and Regenesis Holdings, Inc. We changed our name to the current name in October 2000 and adopted the business plan described hereinbelow. In conjunction with our most recent name change, in October 2000 Triad Petroleum, LLC ("Triad") and Triad's owners as a group, acquired 96% interest in our company pursuant to the terms of a Share Sale and Contribution Agreement. As part of this agreement, we acquired an assignment of an exclusive 50 year license and distribution rights, providing for the exclusive right to make, market and sell products and services using R2RSM ("Rack to Retail") proprietary technology for the fuel industry.

     As a result, we currently are a development stage company which provides real time e-commerce communications and energy services on a business to business basis ("B2B"). We operate through our subsidiaries, affiliates and various alliances, which principally are engaged in advanced technology and services solutions for the petroleum marketing industry, including oil companies, marketers, transports, gas stations and convenience stores worldwide, and the development of one of the world's most integrated communications platforms for the petroleum industry. We use Broadband that delivers data to remote stations at speeds reaching 45Mbps, satellite technology, global positioning system (GPS) with real-time tracking and path logging of delivery vehicles. We have developed the R2RSM communications technology which allows multiple point of sales, tank monitors, global positioning system, VSAT, wireless PDA devices, Internet phones, automated teller machines, back office software, price signs and numerous other equipment manufacturers to integrate and seamlessly exchange data in an open architectural environment.

     The following information is intended to highlight developments in our operations to present our results of operations to date, our plan of operation, to identify key trends affecting our business and to identify other factors affecting our business for the nine month periods ended September 30, 2001 and 2000.

Results of Operations

     Comparison of Results of Operations for the nine month periods ended September 30, 2001 and 2000

     We generated no revenues during the nine month periods ended September 30, 2001 and 2000 and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless and until we begin marketing of our technology or otherwise acquire an existing entity which generates revenues and profits. We incurred $110,817 in marketing and promotion costs during the nine month period ended September 30, 2001. We did not incur any such costs in the comparable period in 2000.

     Selling, general and administrative expenses were $1,002,170 during our nine month period ended September 30, 2001. We did not incur any such expenses during the nine month period ended September 30, 2000. The expenses incurred during 2001 arose primarily from salaries and wages ($335,837), professional and consulting fees ($460,307) and other general and administrative expenses ($206,026).

     As a result, we incurred a net loss of $(1,804,565) during the nine month period ended September 30, 2001 ($0.01 per share) as compared to our net loss of $(10,000) during the comparable period in 2000.

Plan of Operation

     As described above, our R2RSM technology is an inventory management system that allows multiple point of sales, tank monitors, wireless PDA devices, Internet phones, automated teller machines, back office software, price signs and numerous other equipment manufacturers to integrate and seamlessly exchange data in an open architecture environment without installing computer software. The R2RSM technology includes a proprietary router box connected to an existing retail or wholesale location, which automatically collects, integrates and distributes the data in various formats to the customer at a centralized location. By utilizing this technology, the pricing, monitoring of sales, inventory status and reordering of fuel can be done remotely including through a remote apparatus such as a PDA. In other words, from a distant location, an R2R(sm) customer can regularly monitor fuel sales on a real-time basis as well as change the pricing at retail fuel pumps to reflect current market conditions. Furthermore, the system enables the automatic reordering of fuel based upon the actual volume of sales and remaining quantity of fuel at the applicable pump.

     Our automated system serves as a significant mechanism for companies to monitor their fuel sales, inventory, and costs. In addition, financial lenders can also have access to the data in order to monitor the operations of their borrowers on a real time basis. We expect to receive fees and/or royalty payments either on a fixed basis per month or on a per gallon basis charge. We intend to license our technology to service stations, truck stops and/or customers that are otherwise involved in the distribution and sale of fuel.

     Recent Bahrain Installations. In November 2000, we completed the successful installation and demonstration of our Rack to Retail (R2RSM) technology at The Bahrain National Oil Company (in the country of Bahrain in the Persian Gulf). The Bahrain National Oil Company will monitor all 15 of its retail sites in real time over the Internet. A contract with the Bahrain National Oil Company is in the process of being concluded, although the amount of revenue generated from this arrangement is not material. The cost of the server in Bahrain is approximately $7,000 per month. The Bahrain installation serves as a model for promoting the R2Rsm system in the Middle East region. As of the date of this Report, this matter is on hold and no further action has occurred.

     In addition, we filed for commercial registration in the country of Bahrain and have guaranteed all of the obligations of the commercial negotiation company in Bahrain pursuant to a written corporate guarantee. This matter is dormant as of the date of this Report.

Service Offering

     We employ a vertical integration strategy to offer value-added services at all points in the rack-to-retail process. Currently, the petroleum marketing industry is a technological laggard compared to other industries in that it is failing to take advantage of the capabilities currently existing. For example, it is possible to receive a stock quote anywhere in the world in a matter of seconds, but gas station owners still have to manually read fuel gauges to know their current fuel supply. Although this is partly due to the profitable nature and constant demand for petroleum products, there has not been any significant sense of urgency to make technological upgrades. In addition, the petroleum industry does not employ a highly skilled work force which can take full advantage of the available technological systems.

     Our proprietary system enables the industry, including petroleum companies, jobbers and dealers, to manage their products, pricing and inventories through a fully automated, hands-free solution that employs the common business languages of the Internet. The simplicity of the system is a competitive advantage which will enable quick and easy adoption. The Company's system does not require a computer at the gas station or convenience store, only a point-of-sale cash register, which present owners currently possess, and additional tank monitoring probes. FuelNation will install polling equipment and controls for retail fuel stations from a central location over the Internet. In most cases, the Company will install tank probes and electronic price signs at gas stations without any out-of-pocket costs to gas station owners.

     We believe we offer significant advantages to our prospective clients, including:

     (a) Oil Company. Beginning with oil companies, we will provide value-added services with the implementation of its system including:

             -   Invoicing
             -   Electronic Funds transfer
             -   Bills of Lading
             -   Fuel Auctions

     (b) Terminal. When a product moves from an oil company to the terminal which serves as a receiving and distribution point, these terminals, despite the volume of product they handle, also do not take advantage of the technology available in the marketplace which could further automate and improve efficiencies. We offer certain services to fuel terminals to improve productivity including:

             -   Product availability
             -   Product pricing
             -   Bills of Lading

     (c) Transport. After a product is received at a terminal, the product must then must find its way to an expansive network of trucks which deliver the fuel to the next point in the system. This process is very complex as there are numerous oil marketers using different transportation carriers who deliver to an even larger network of dealers. We facilitate this process through our unique technological solution which offers:

             -   Order of entry management
             -   Bills of Lading
             -   GPS tracking
             -   Weather reports
             -   Inventory management

     (d) Marketer. The broker or middle person in this system is the marketer who owns the fuel contracts for delivery to individual gas station dealers. In some instances, the marketer may also own or franchise individual gas stations. Nevertheless, it is a marketer's responsibility to track and deliver fuel to an expansive network of dealers in a timely and efficient manner. The numerous steps in the process can be simplified through the implementation of the our technology including:

             -   Bank reconciliation
             -   Real time reports
             -   Product pricing
             -   Product availability
             -   Environmental reports
             -   Fuel order entry
             -   Fuel management
             -   Fuel inventory reconciliation
             -   Store day close sales
             -   Fuel delivery management

     (e) Dealer. The final value of our technology relates to the organizations that can benefit the most from the system: individual dealers. The responsibility to track and manage fuel deliveries in order to maintain adequate inventory on- hand is currently achieved through time consuming and inefficient manual processes for the most part. Dealers are also responsible for generating a wide range of sales and environmental reports in order to maintain operations. Again, most of these processes are currently manual and thus could benefit the most through an automated system which would reduce labor costs and improve operating margins. We offer such a system and an extensive range of services that will directly benefit dealers such as:

             -   Real-time reports
             -   Credit card management
             -   Product pricing
             -   Product availability

             -   Environmental reports
             -   Merchandise inventory
             -   Fuel inventory reconciliation
             -   Fuel order entry
             -   Fuel management
             -   Store day close sales
             -   Fuel delivery management
             -   Bank reconciliation
             -   Administrative/business management.

     We currently have four program service offerings to gas stations. Each level requires a minimum monthly requirement of 100,000 gallons. The four levels are separated as follows:

     1. $0.0025 per gallon, resulting in a minimum monthly fee of $250. At this level, we will install an Ethernet box that connects to gas station registers and gas gauges that monitor pump inventories.

     2. $0.005 per gallon, resulting in a minimum monthly fee of $500. Under this plan, customers will receive all the services under the first program, plus fuel dispatching management services which automates fuel ordering and dispatching.

     3. $0.0075 per gallon, resulting in a minimum monthly fee of $750. At this level, we install Veeder-Root gas gauges that connect to the Black Box to monitor gas inventory levels. Information collected is forwarded to our ASP site and transformed into an inventory report summary.

     4. $0.01 per gallon, resulting in a minimum monthly fee of $1,000. For this service, we install an EchoStat satellite hookup that will connect directly to our ASP site. Sales and inventory information, along with a range of other data, will be transmitted to the ASP site and automatically entered into an easily readable reporting format.

Sales and Marketing

     Our sales and marketing efforts are expected to include two separate avenues, including (i) acquisition of petroleum marketer and wholesalers; and
(ii) contractual arrangements with industry resellers. To date, we have held discussions with nine of the largest petroleum jobbers concerning our acquisition of the same. These jobbers have expressed interest in both our business plan and our desire to consolidate the industry under our corporate banner. Upon acquisition, these jobbers will install our equipment in all of their client stations. As of the date of this Report, there is no definitive agreement wherein we have agreed to terms of such acquisition, but negotiations are continuing. While no assurances can be provided, we believe we will consummate the initial acquisition before the end of the first calendar quarter of 2002.

     The structure of these proposed acquisitions will be issuance of a "super" preferred stock from our company, in exchange for all of the outstanding stock of the target company. Current management of the acquisition candidate will continue to operate the acquired subsidiary pursuant to employment agreements. These securities will be convertible into share of our common stock at a point in the future to be determined, based upon the then current market price of our common stock. However, we will retain the right to call the Preferred Stock in exchange for cash prior to conversion and utilize the draw downs discussed below under "Liquidity and Capital Resources - Subsequent Event" to obtain the necessary capital to do so. There can be no assurances that any acquisition will be successfully consummated on these terms or at all.

     The second aspect of our sales plan is to contract with industry resellers. As of the date of this Report, we have contracted with two resellers, including Intralight, Inc. and EchoStat. These entities and those other resellers with whom we reach agreement with shall install our equipment in each client station they service. We expect that we will begin generating revenues from these installations beginning in the fourth quarter of 2001.

     Each installation is done on a cost-free basis, with a minimum monthly obligation of 36 months. We also offer to sell the equipment rather than lease the same, for a one-time cost of $1,200.

Liquidity and Capital Resources

     At September 30, 2001, we had $2,040 in cash and a working capital deficiency of $465,953. For the three month period ended September 30, 2001, net cash used in operating activities was $224,836. This was primarily attributable to a net loss for the period of $390,509 and offset by non cash expense of $50,000 for issuance of common stock, options and warrants.

     Our ability to meet our future obligations in relation to the orderly payment of our recurring obligations on a current basis is totally dependent on our ability to attain a profitable level of operations, receive required working capital advances from our shareholders or obtain capital from outside sources.

Subsequent Event

     Our management has recognized that, in order to allow us to implement our business strategy discussed herein and in our Form 10-KSB/A for our fiscal year ended December 31, 2000, as filed with the US Securities and Exchange Commission, it will be necessary for us to raise additional equity capital. Relevant thereto, in March 2001, we signed a placement agent's retention agreement with Westminster Securities Corporation, 100 Park Avenue, New York

("Westminster"), for an underwritten offering of up to $35 million to be arranged through one of its institutional clients. Applicable thereto, in October 2001, we signed various agreements, including a stock purchase agreement, with Bluefire Capital, Inc. ("Bluefire"), whereby Bluefire has agreed to execute irrevocable commitments to purchase up to $25 million worth of our common stock over the course of three years following the effectiveness of a registration statement which we have agreed to file with the SEC. Warrants to purchase an additionally 150,000 shares of our common stock at an exercise price of $0.1567 per warrant are also included. Upon funding, we are obligated to compensate Westminster in an amount equal to 5% of each draw-down, in cash. Westminster will also receive a 3 year warrant to purchase 100,000 shares of our common stock at a price equal to 105% of the market price of our common stock at Closing.

     In addition, we are currently in discussions to acquire an unaffiliated oil company with significant revenues and assets, which we intend to acquire in exchange for shares of our common stock. However, as of the date of this Report, there is no definitive agreement between us and any third party and there can be no assurances that such an agreement will be reached in the future.

     We intend to continue our discussions with investment bankers and others to provide or assist in providing additional financing. However, as of the date of this Report, we do not have any other written commitments for any financing, and no assurance can be given that we will obtain any such financing.

Trends

     We believe that we have now established the groundwork necessary to commence implementation of our business plan, including arranging for the capital necessary to accomplish our objectives, as well as establishing sufficient presence in the petroleum industry. While no assurances can be provided, we expect to begin generating revenues during the fourth quarter of this fiscal year. However, initially we believe that these revenues will be nominal, until such time as we consummate the acquisitions of petroleum marketers and wholesalers, which is not expected to occur until the first quarter of 2002. If our business plan outlined herein is successful, we expect to experience significant growth, including revenues and profitability, during the 2002 fiscal year.

     We believe that the key to our success in penetration of the gas station marketplace by signing up as many service stations as possible, as quickly as possible. Through this approach, we will have access to individual retail sites. We will also hope to achieve brand name recognition through broad partnerships with franchised gas stations in different oil company networks.

Inflation

     Although management expects that our operations will be influenced by general economic conditions once we commence generating revenues, we do not believe that inflation had a material effect on our results of operations during the nine month period ended September 30, 2001.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There were no new legal proceedings filed or threatened involving our company during the three month period ended September 30, 2001.

ITEM 2. CHANGES IN SECURITIES

     In August 2001, we issued 14,380,239 shares of our common stock in favor of Mr. Salmonson, which shares were issued pursuant to an option to acquire the same contained in his employment agreement. The option was exercised at $.01 per share. The relevant shares were registered as part of an S-8 registration statement filed with the SEC.

     During the third quarter of 2001, we issued 2,500,000 shares of our common stock in exchange for consulting services. These shares were valued at $125,000. We relied upon the exemption from registration provided by Section 4/2 of the Securities Act of 1933, as amended, to issue these shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - none

     (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the nine month period ended September 30, 2001.

                                 FUELNATION INC.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc.)
                            CONDENSED BALANCE SHEETS
                               September 30, 2001
                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash                                                      $     2,040
   Receivables - Other                                               460
   Due from Escrow Accounts                                       20,167
   Inventory                                                     560,340
   Due from Officers and Stockholders                            265,517

   Prepaid Expense                                                 9,315
                                                             -----------
Total Current Assets                                             857,839
                                                             -----------
FIXED ASSETS:
   Office Equipment and Computer Systems, net of
     accumulated depreciation of $58,190                         183,738
                                                             -----------
OTHER ASSETS:
   Investments                                                   404,131
   Technology                                                  2,335,123

   Goodwill                                                      787,085
Total Other Assets                                             3,526,339
                                                             -----------
Total  Assets                                                $ 4,567,916
                                                             ===========
                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                          $   559,280
   Accrued Liabilities                                           390,574
   Payroll and Taxes Payable                                     373,938
                                                             -----------
Total Current Liabilities                                      1,323,792
                                                             -----------
STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value, 20,000,000 shares
      authorized; none issued and outstanding                          -
   Common Stock, $.01 par value, 350,000,000 shares
      authorized; 179,196,266 issued and outstanding
      at September 30, 2001                                    1,791,962
   Additional paid-in capital                                  4,528,180
   (Deficit) Accumulated in the Development Stage             (3,076,018)
                                                             -----------
Total Stockholders' Equity                                     3,244,124
                                                             -----------
Total Liabilities and Stockholders' Equity                   $ 4,567,916
                                                             ===========

                             See Accompanying Notes


                                 FUELNATION INC.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc.)
                            STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                      September 30,       Accumulative in
                                                ------------------------  the Development
                                                   2001          2000           Stage
                                                -----------  -----------  ---------------
Revenue                                         $         -  $         -  $             -
                                                -----------  -----------
Operating expenses:
   Salaries and wages including related taxes       335,837            -          335,837
   Consulting fees                                  316,300            -          316,300
   Legal and professional                           144,007            -          144,007
   Depreciation and amortization                    155,858            -          155,858
   Marketing and promotion                          110,817            -          110,817
   Other general and administrative expenses        206,026            -          206,026
   Cost of common stock options and warrants        526,686            -          526,686
   Research and development costs                         -       10,000           10,000
                                                -----------  -----------  ---------------
Total operating expenses                          1,795,531       10,000        1,805,531
                                                -----------  -----------  ---------------
Operating Loss                                   (1,795,531)     (10,000)      (1,805,531)

Other Income (Expense):
   Interest expense                                  (2,674)           -           (2,674)
   Forgiveness of debt                               38,640            -           38,640
   Abandonment of Investment                        (45,000)           -          (45,000)
                                                -----------  -----------  ---------------
Total other (expense), net                           (9,034)           -           (9,034)
                                                -----------  -----------  ---------------
Net Loss                                        $(1,804,565) $   (10,000) $    (1,814,565)
                                                ===========  ===========  ===============

Basic and Diluted Net Loss per Common Share     $     (0.01) $         -
                                                ===========  ===========
Basic and Diluted Weighted Average Common
Shares Outstanding                              160,172,451            -
                                                ===========  ===========

                             See Accompanying Notes



                                 FUELNATION INC.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc)
                            STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)



                                                For the Three Months Ended
                                                       September 30,       Accumulative in
                                                 ------------------------  the Development
                                                     2001         2000          Stage
                                                 -----------  -----------  ---------------
Revenue                                          $         -  $         -  $             -

Operating expenses:
   Salaries and wages including related taxes        127,902            -          127,902
   Consulting fees                                    50,000            -           50,000
   Legal and professional                             20,046            -           20,046
   Depreciation and amortization                      80,298            -           80,298
   Marketing and promotion                                 -            -                -
   Other general and administrative expenses         104,786            -          104,786
   Cost of common stock options and warrants               -            -                -
                                                 -----------  -----------  ---------------
Total operating expenses                             383,032            -          383,032
                                                 -----------  -----------  ---------------
Operating Loss                                      (383,032)           -         (383,032)

Other Income (Expense):
   Interest expense                                   (1,117)           -           (1,117)
   Forgiveness of debt                                38,640            -           38,640
   Abandonment of Investment                         (45,000)           -          (45,000)
                                                 -----------  -----------  ---------------
Total other (expense), net                            (7,477)           -           (7,477)
                                                 -----------  -----------  ---------------
Net Loss                                         $  (390,509) $         -  $      (390,509)
                                                 ===========  ===========  ===============
Basic and Diluted Net Loss per Common Share      $     (0.00) $         -
                                                 ===========  ===========
Basic and Diluted Weighted Average Common
Shares Outstanding                               168,540,757            -
                                                 ===========  ===========

                             See Accompanying Notes


                                 FUELNATION INC.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc)

       CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)

                                                                                                     (Deficit)
                                             Preferred Stock       Common Stock        Additional  Accumulated in
                                             ---------------  -----------------------   Paid-In    the Development
                                              Shares  Amount     Shares      Amount     Capital        Stage          Total
                                              ------  ------  -----------  ----------  ----------  ---------------  ----------
Balances, December 31, 2000                        -  $    -  154,919,647  $1,549,197  $2,069,542  $    (1,271,453) $2,347,286

Issuance of common shares
   in private placement transactions               -       -       38,460         385      24,615                -      25,000
Issuance of common shares in private
   placement transactions                          -       -      101,500       1,015     100,485                -     101,500
Issuance of stock options                          -       -            -           -      75,000                -      75,000
Net Loss                                           -       -           -            -           -         (489,684)   (489,684)
                                              ------  ------  -----------  ----------  ----------  ---------------  ----------
Balance March 31, 2001                             -       -  155,059,607   1,550,597   2,269,642       (1,761,137)  2,059,102

Issuance of common stock in satisfaction
   of liabilities and payment of
   professional expenses                           -       -    2,405,550      24,055     156,361                -     180,416
Issuance of common stock for payment of
   technology and consulting costs                 -       -    4,426,255      44,263   1,348,237                -   1,392,500
Cancellation of shares issued in
   private placement transaction                   -       -      (15,385)       (154)     (9,846)               -     (10,000)
Issuance of common stock to acquire
   assignment of contract                          -       -      290,000       2,900     287,100                -     290,000
Issuance of stock options to officers and
   employees pursuant to their
   employment agreements                           -       -            -           -     451,686                -     451,686
Net (Loss)                                         -       -            -           -           -         (924,372)   (924,372)
                                              ------  ------  -----------  ----------  ----------  ---------------  ----------
Balance June 30, 2001                              -       -  162,166,027   1,621,661   4,503,180       (2,685,509)  3,439,332

Stock options exercised by officers pursuant
   to their employment agreements                  -       -   14,530,239     145,301           -                -     145,301
Issuance of common stock for payment
   of technology and consulting costs              -       -    2,500,000      25,000      25,000                -      50,000
Net Loss                                           -       -            -           -           -         (390,509)   (390,509)
                                              ------  ------  -----------  ----------  ----------  ---------------  ----------
Balance September 30, 2001                         -  $    -  179,196,266  $1,791,962  $4,528,180  $    (3,076,018) $3,244,124
                                              ======  ======  ===========  ==========  ==========  ===============  ==========

                             See Accompanying Notes


                                 FUELNATION INC.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc)
                       CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                                                                                                        Accumulative in
                                                                                                        the Development
                                                                                   2001         2000          Stage
                                                                               -----------  ----------  ---------------
Cash Flows from Operating Activities:
   Net loss                                                                    $(1,804,565) $  (10,000) $    (1,814,565)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                                             155,858           -          155,858
         Payments for Research and development costs                                     -      10,000           10,000
         Issuance of common stock, options and warrants                            526,686           -          526,686
         Receivable - other written off                                             14,129           -           14,129
         Abandonment of investment                                                  45,000           -           45,000
         Expenses paid by issuance of common stock for professional services       230,416           -          230,416
         Changes in operating assets and liabilities:
            Decrease in Current Assets                                               1,910           -            1,910
            Decrease in Other Assets                                                 7,639           -            7,639
            Increase in Accounts payable, accrued expenses, and
               other current liabilities                                           424,120           -          424,120
                                                                               -----------  ----------  ---------------
                  Net cash used in operating activities                           (398,807)          -  $      (398,807)
                                                                               -----------  ----------  ---------------
Cash Flows from Investing Activities:
   Purchase of equipment                                                            (9,173)          -           (9,173)
   Proceeds from Escrow - pending acquisition                                      350,000           -          350,000
   Payment for technology                                                         (432,639)          -         (432,639)
                                                                               -----------  ----------  ---------------
                  Net cash used in investing activities                            (91,812)          -          (91,812)
                                                                               -----------  ----------  ---------------
Cash Flows from Financing Activities:
   Net proceeds from issuance of common stock                                      261,801           -          261,801
   Cancellation of shares issuance of common stock                                       -           -                -
   Proceeds of loans from officers and stockholders                                362,007           -          362,007
   Repayment of loans to officers and stockholders                                (144,347)          -         (144,347)
                                                                               -----------  ----------  ---------------
                  Net cash provided by financing activities                        479,461           -          479,461
                                                                               -----------  ----------  ---------------
Net Decrease in Cash                                                               (11,158)          -          (11,158)


Cash, Beginning of Period                                                           13,198           -           13,198

Cash, End of Period                                                            $     2,040  $        -  $         2,040
                                                                               ===========  ==========  ===============
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest:                                   $     2,230  $        -  $         2,230
                                                                               ===========  ==========  ===============
Supplemental Schedule of Non Cash Investing and Financing Activities:
Issuance of 9,331,805 common shares for technology and consulting costs, valued at $1,622,916
Issuance of options to purchase 29,012,388 shares of common stock in connection with employment agreements of officers, directors and employees, valued at
    $451,686
Issuance of options to purchase 1,500,000 shares of common stock in connection with consulting fees, valued at $75,000

                             See Accompanying Notes

                                FUEL Nation Inc.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc.)
                               September 30, 2001
                                   (Unaudited)



Note 1.  Basis of Presentation

     The interim consolidated financial statements at September 30, 2001 and for the nine month periods ended September 30, 2001 and 2000 are Unaudited, but include all adjustments which the management considers necessary for a fair presentation.

     The  accompanying  Unaudited  condensed  financial  statements  are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2000. The accompanying Unaudited interim condensed financial statements for the nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results which can be expected for the entire year.

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

Note 2.  Advances - Related Parties

     During the nine months ended Septemeber 30, 2001, the Company had made net advances to an officer of the Company of $92,642. At September 30, 2001, the Company had a balance due from the officer of $265,517. No formal agreement has been entered into and there are no repayment terms or stated interest on the outstanding balance.

Note 3.  Technology Costs and Rights

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

     Additional costs incurred from October 13, 2000 to
     December 31, 2000                                                   95,133
                                                                     ----------
     Total as of December 31, 2000                                      631,431

     Additional costs incurred from January 1, 2001 to
     September 30, 2001                                               1,825,139
                                                                     ----------
     Total as of September 30, 2001                                   2,456,570
     Less: Accumulated Amortization                                    (121,447)
                                                                     ----------
     Net Technology Costs and Rights as of September 30, 2001        $2,335,123
                                                                     ----------

     On June 29, 2001 the Company issued 4,426,255 shares of common stock for consulting and technology costs. These services are valued at $1,392,500 and this amount is included on the balance sheet as Technology at September 30, 2001. The common shares were issued pursuant to a Securities and Exchange Commission Form S-8 registration filed on June 14, 2001.

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

Note 4.  Goodwill

     Goodwill is the cost associated in acquiring the predecessor company, Regenesis Holdings, Inc. (now FuelNation Inc.), a publicly held corporation. The company paid the amount of $1,126,664 for goodwill, of which $828,509 is to obtain the controlling interest of 96 % ownership in FuelNation, Inc. These costs include the combined amount of the predecessor company debts the Company assumed and paid off, or yet to pay off, or yet to pay off or to settle, plus the cost of outstanding stock options and warrants granted before the merger of $ 23,300. The remaining $298,155 of the$1,126,664 was not capitalized as goodwill, but is reported as a negative equity. The Company amortizes goodwill over a useful life of 20 years.

        Total cost of goodwill                                         $828,509
        Less: accumulated amortization                                  (41,424)
                                                                       --------
        Net goodwill as of September 30, 2001                          $787,085
                                                                       --------
Note 5.  Stockholders' Equity

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

     In August 2001, the Company issued 14,380,239 shares of common stock to an officer of the Company for $143,802. The common shares were issued pursuant to a employment stock option agreement granted to the officer to exercise 14,380,239 shares of common stock at $.01.

     In the third quarter 2001 2,500,000 shares of common stock were issued for consulting fees. These services were valued at $125,000 . Of the 2,500,000 shares issued, 1,500,000 of the total shares issued related to options granted to a vendor for services performed.

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

     In October 2000, the Company engaged Veritas Venture Lab, LLC (Veritas) to provide certain services and consulting. Veritas was paid for all services. In addition, Veritas was also granted 1,500,000 options to buy 1,500,000 shares of stock at $.01 per share. The 1,500,000 options are valued at $.05 per option, or $75,000.At September 30, 2001, all options have been excercised.

     On February 10, 2001, the Company granted options to four technology employees and department heads to purchase an aggregate of 1,300,000 shares of common stock at an exercise price of $0.01 per share. Inasmuch as the purchasers were employees of the Company and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations hereunder. The options are valued at $16,500. At September 30, 2001, no such options have been exercised.

Note 6.  Stockholders' Equity (Continued)

     On April 1, 2001 the Company granted options to three executive officers to purchase an aggregate of 29,012,388 shares of common stock at an exercise price of $0.01 per share. Inasmuch as the purchasers were officers of the Company and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations hereunder. The options are valued at $435,186. At September 30, 2001, 14,530,239 of such options have been exercised.

     The following is a summary of transactions, including the options issued to employees of the Company.

                                                              Weighted - Average
                                                     Shares     Exercise Price
                                                  -----------   --------------
           Outstanding at December 31,1999            250,000       $ 2.50
                                                  -----------       ------

           Exercisable at December 31, 1999           250,000       $ 2.50

           Granted                                  1,716,000       $ 0.64

           Exercised                                      ---          ---

           Cancelled                                      ---          ---
                                                  -----------       ------

           Outstanding at December 31,2000          1,966,000       $ 0.88
                                                  -----------       ------

           Exercisable at December 31, 2000         1,966,000       $ 0.88

           Granted                                 30,312,388       $ 0.01

           Exercised                              (16,030,239)      $ 0.01

           Cancelled                                      ---          ---
                                                  -----------       ------

           Outstanding at September 30 , 2001      16,248,149       $ 0.11


     The following table summarizes information about stock options at September 30, 2001.

                                                                            Exercisable Stock
                                    Outstanding Stock Options                    Options
                                ---------------------------------            ----------------
                                    Remaining    Weighted Average            Weighted Average
     Exercise Prices   Shares   Contractual life  Exercise Price    Shares    Exercise Price
     --------------- ---------- ---------------- ---------------- ---------- ----------------
          $2.50      250,000          3.25            $2.50          250,000       $2.50
          $5.00      216,000          4.25            $5.00          216,000       $5.00
          $0.01      15,782,149       6.25            $0.01       15,782,149       $0.01


     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, " and related interpretations, for stock options issued to employees in accounting for its stock option plans. The exercise price of certain options issued was below market price at the date of grant. Accordingly, compensation expense has been recognized for the
     Company's stock-based compensation plans for the nine months ended September 30, 2001 of $526,686.

Note 7.   Pending Underwriting & Agent's Retention Agreement

     In March 2001, the Company signed a placement agent's retention agreement with Westminster Securities Corporation, 100 Park Avenue, New York, for an Underwritten Offering of up to $100,000,000 to be arranged through one of its institutional clients.

     On October 16, 2001 the Company signed a stock purchase agreement with Bluefire Capital, Inc. (Investor) whereby the Investor shall execute irrevocable commitments to purchase up to $25,000,000 of Common Shares over the course of three years from the date of the Registration Statement. Warrants would be issued to the investor numbering 150,000 common shares, in addition to other terms and conditions. Once the transaction is funding, the Company would compensate Westminster Securities Corporation 5% of each Draw Down in cash as an Agency

     Fee. In addition, Westminster Securities shall receive a 3-year warrant package with the right to purchase 100,000 Common Shares at a price equal to 105 % of the Market price at the Closing Date of the agreement.

Note 8.  Subsequent Event

     On October 16, 2001 the Company signed a stock purchase agreement with Bluefire Capital, Inc. (Investor) whereby the Investor shall execute irrevocable commitments to purchase up to $25,000,000 of Common Shares over the course of three years from the date of the Registration Statement. The Company will have the sole option to set the date of each redemption and the portion of the Subscription to be redeemed("Draw Down") shall be subject to certain terms, conditions and formula. In addition Warrants would be issued to the investor numbering 150,000 common shares.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FUELNATION INC.
                                        (Registrant)

                                        Dated:  November 19, 2001



                                       By:s/ Christopher R. Salmonson
                                          -------------------------------------
                                          Christopher R. Salmonson,
                                          President