Form 10KSB
period 2001-12-31
FUELNATION INC
filed 2002-04-17
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                         Commission file number 1-12350

                                FuelNation Inc.
                                ----------------
                 (Name of Small Business Issuer in its Charter)

           Florida                                              65-0827283
           -------                                              ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                                4121 SW 47th Ave.
                                 Davie, Florida
                                 --------------
                    (Address of Principal Executive Offices)

                                      33314
                                      -----
                                   (Zip Code)

           1700 North Dixie Highway, Suite 125, Boca Raton, Fla 33432
           ----------------------------------------------------------
                 (Former Address of Principal Executive Offices)

                                 (954) 587-3775
                                  -------------
                           (Issuer's Telephone Number)

           Securities registered under Section 12(b) of the Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                              ---    ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

                          (Continued on Following Page)

State issuer's revenues for its most recent fiscal year. $0.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of April 15, 2002: $2,903,021.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 15, 2002, there were 180,240,361 shares of our common stock issued and outstanding.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                                 FUELNATION INC.
                                                                            PAGE
                                                                            ----

Facing Page
Index
PART I
Item 1.    Description of Business..........................................  4
Item 2.    Description of Property.......................................... 21
Item 3.    Legal Proceedings................................................ 22
Item 4.    Submission of Matters to a Vote of
               Security Holders............................................. 23

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.............................. 23
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations................................................... 24
Item 7     Financial Statements............................................. 32
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure..................................... 53

PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act............................ 53
Item 10.   Executive Compensation........................................... 56
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management........................................ 57
Item 12.   Certain Relationships and Related
               Transactions................................................. 58

PART IV
Item 13.   Exhibits and Reports of Form 8-K................................. 59


SIGNATURES.................................................................. 62

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     FuelNation Inc. ("we," "us," "our," "FuelNation" or the "Company") is a Florida-based development stage corporation engaged in the development of providing real-time e-commerce communications and energy services. Our operations are conducted through strategic alliances, which principally are engaged in advanced technology and services solutions for the petroleum marketing industry, i.e., oil companies, marketers, transports, gas stations and convenience stores worldwide, and the development of one of the worlds most integrated communications platform for the petroleum industry. We intend to use Broadband that delivers data to remote stations at speeds reaching 45Mbps, satellite technology, global positioning system (GPS) with real-time tracking and path logging of delivery vehicles. We have developed the R2R(sm) communications technology which allows multiple point of sales, tank monitors, global positioning system, VSAT, wireless PDA devices, Internet phones, automated teller machines, back office software, price signs and numerous other equipment manufacturers to integrate and seamlessly exchange data in an open architecture environment.

     We believe that the value of our product is driven from many factors, including; economical installation, customizable, rapid scalability, 24 hour help desk, dependable hardware connection, no setup or programming at site, no equipment purchases, centralized and scalable main frame database, automated polling and populating of data from existing hardware, automated population of existing software, open architecture programming, real time reporting and many more. Our core operation's are fueled by the continued employment and retention of talented programmers and their abilities to write complex and multi-tasking code to speak to virtually all current data generating equipment, networks and software packages simultaneously. Our programmers have successfully written the programming code that communicates to most of the top hardware and software suppliers for this industry. During the past two years, we have installed our product for no charge at several well-established leading companies during the development process. In exchange for the companies working with us during our development process, our programmers have been granted complete access to their existing management, networks, supply chain, vendors, and service contractors for valuable industry knowledge and guidance. The access to the existing talent and knowledge to this industry has been indispensable for our development and eventual success in the industry. All of this development and valuable industry knowledge and guidance has lead us to the introduction of our service offering and the company's flagship product, a complete network management system from rack to retail ("R2R(sm) that utilizes broadband and wireless technology. The remotely connected system, accessible via any web enabled device, allows oil producers, major oil companies, petroleum marketers, transports, convenience stores and major franchises to collect and integrate data from several pieces of equipment simultaneously, track deliveries with global positioning systems, forecast fuel inventory needs, manage electronic safe deposits, track detailed retail sales, automate rebates, enhance security and shrinkage controls, automate payroll functions, monitor product costs and adjust pricing in "real-time." The R2R(sm) solution increases profitability and reduces costs. We believe that our advantage lies in the multiple solutions achieved through the utilization of the non-proprietary programmable router which solves the hardware connectivity issue with a broadband satellite link-up connected to the tank monitors, point-of-sales cash registers, and many other data generating devices. The result is a seamless solution enabling efficient economic controls without the current manual administrative headaches.

     Marketed under the service mark R2R(sm) ("Rack to Retail"), this technology automates and streamlines the data collection processes for centralization, retrieval and integration of inventory, financial and accounting information throughout the entire industry.

RISK FACTORS

     PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS, TOGETHER WITH THE OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB, IN EVALUATING OUR COMPANY AND OUR BUSINESS BEFORE PURCHASING OUR SECURITIES. IN PARTICULAR, PROSPECTIVE INVESTORS SHOULD NOTE THAT THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT AND THAT ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH STATEMENTS. THE FACTORS LISTED HEREIN REPRESENT CERTAIN IMPORTANT FACTORS WHICH WE BELIEVE COULD CAUSE SUCH RESULTS TO DIFFER. THESE FACTORS ARE NOT INTENDED TO REPRESENT A COMPLETE LIST OF THE GENERAL OR SPECIFIC RISKS THAT MAY AFFECT US. IT SHOULD BE RECOGNIZED THAT OTHER RISKS MAY BE SIGNIFICANT, PRESENTLY OR IN THE FUTURE AND THE RISKS SET FORTH BELOW MAY AFFECT US TO A GREATER EXTENT THAN INDICATED.

     We Have Been in the Development Stage Since our Reorganization in October 2000. We have generated no revenues and our loss from operations was approximately $28.5 million for the year ended December 31, 2001. We have a working capital deficiency of approximately $1.1 million as of December 31, 2001 and a deficit accumulated during our development stage thus far of approximately $29.7 million as of December 31, 2001. We expect to incur additional losses during the time period we are reviewing and negotiating potential opportunities to grow our services and products.

     It is anticipated that we will, in all likelihood, sustain operating expenses without corresponding revenues, at least until 2003, of which there can be no assurance. This may result in our incurring a net operating loss which will increase continuously until we achieve profitability. Revenues and profits, if any, will depend upon various factors, including market acceptance of our products, market awareness and general economic conditions. There is no assurance that we will achieve our expansion goals and the failure to achieve such goals would have an adverse impact on us.

     Additional Financings will be Required. Our success is dependent upon our ability to raise additional capital. As of the date of this Report, we have been negotiating the issuance of $330,000,000 of Taxable Municipal Bonds. We currently have prepared an application for the bond offering that requires us to pay a $660,000 commitment and application fee. We are also required to have a bank issue a cost of issuance and short fall letter of credit in the amount of approximately $9,900,000 which is refundable from the proceeds of the bond issue. We have received a commitment for a cost of issuance and short fall letter of credit, subject to cash collateral. While no assurances can be provided, we are cautiously optimistic that the required cash collateral will be raised with the help of our financial advisor, GunnAllen Financial and the assistance of our potential purchasers, because the monies are held in escrow and the $9,900,000 is refundable from the proceeds of the bond issue. However, there can be no assurances that our efforts in this regard will be successful.

     We are also in discussions with investment bankers and others to provide or assist in providing additional financing. However, as of the date of this Report, we do not have any written commitments for any financing, and no assurance can be given that we will obtain any additional financing. The failure to infuse additional capital into our Company may force management to curtail marketing expenditures and product introductions, which may affect our ability to fully implement our business plan described herein.

     Our Success is Dependent Upon the Management of Growth. Successful implementation of our business plan will expose us to increased competition, greater overhead, marketing and support costs and other risks associated with entry into new markets and solicitation of new customers. We face all risks which are associated with any new business, such as under-capitalization, cash flow problems, and personnel, financial and resource limitations, as well as special risks associated with our proposed operations. To manage growth effectively, our management will need to implement and continue to improve and expand operational, financial and management information systems and to expand, train, motivate and manage employees. Should we be unable to manage growth effectively, our results of operations could be adversely affected.

     We Have Not Paid Dividends on our Common Stock and do not Anticipate the Payment of Dividends in the Future. No dividends have been paid on our shares of Common Stock and management does not anticipate the payment of cash dividends in the foreseeable future. If operations become profitable, it is anticipated that, for the foreseeable future, any income received therefrom would be devoted to future operations and that cash dividends would not be paid to shareholders.

     The Success of Our Operations is Dependent Upon Management. Our success is dependent upon the efforts and abilities of our Chief Executive Officer, Christopher Salmonson. The loss of the services of Mr. Salmonson would likely have a significant, material adverse affect on our operations. As of the date of this Report, we have not obtained life insurance or key man insurance policies for any member of management. However, there are no assurances that, even with such insurance in place, any damages incurred by us due to loss of the services of Mr. Salmonson will be sufficient to mitigate any damages to us.

     We believe that it will be necessary to increase our permanent sales, marketing and administrative staff in order to implement our business plan. Although we believe that necessary additional personnel to staff us is available, there can be no assurance that we will be successful in assembling an effective staff in a timely manner, particularly as we face considerable competition from other companies for such personnel. There can be no assurance that we will be able to attract and retain additional qualified personnel, and any inability to do so could have a material adverse affect on us.

     Issuance of Future Shares May Dilute Investors Share Value. Our Articles of Incorporation, as amended, authorizes the issuance of 350,000,000 Common Shares, $.01 par value per share, and 20,000,000 Preferred Shares, $.01 par value per share. As of the date of this Report, there are 180,240,361 shares of Common Stock issued and outstanding. The future issuance of all or part of the remaining authorized Common Stock may result in substantial dilution in the percentage of Common Stock held by our then existing shareholders. Moreover, any Common Stock issued in the future may be valued on an arbitrary basis by our Board of Directors. The issuance of shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by investors, and might have an adverse effect on our trading market.

     There is a Limited Market for Our Common Stock. Currently, our Common Stock trades on the National Association of Securities Dealers Automated Quotation System Over-the- Counter Bulletin Board

(the "NASDAQ Bulletin Board"). By its nature, the NASDAQ Bulletin Board is a limited market and investors may find it more difficult to dispose of our securities which are owned by them.

     Our Common Stock is Classified as a "Penny Stock," which has Adverse Effects. The Securities and Exchange Commission has adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:
(i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     The foregoing required penny stock restrictions currently apply to our Common Stock. If our Common Stock is ever approved for listing on a national stock exchange, it would have certain price and volume information provided on a current and continuing basis. While it is management's intention to have our Common Stock approved for trading on a national stock exchange in the future, we currently do not qualify under the various listing criteria for such listing. There can be no assurances that any of our securities will qualify for exemption from these restrictions in the future. Because our Common Stock is subject to the rules on penny stocks, the market liquidity for our Common Stock has been severely adversely affected.

History

     We were organized under the laws of the State of Florida on July 6,1993 under the name International Pizza Corporation. On October 30, 1995, we changed our name to QPQ Corporation, and on November 4, 1997, we changed our name to Regenesis Holdings, Inc. On October 13, 2000, we changed our name to FuelNation Inc.

     We were originally formed to develop and operate Domino's Pizza outlets in the Republic of Poland, through a wholly owned subsidiary, Pizza King Polska SP z.o.o. From August 1995 through September 3, 1997, we also operated medical centers offering primary care medical services and medically supervised weight loss programs, through a wholly owned subsidiary, QPQ Medical Centers, Inc.

     Pursuant to an agreement dated May 23, 1997, we transferred our interest in Pizza King, as well as certain related assets, to an unaffiliated party in June 1997. Also in June 1997, we sold certain of our operating weight loss centers, and on September 3, 1997, we sold our interest in QPQ Medical, all to an unaffiliated party.

     On March 18, 1999, we acquired all of the operating assets of NetDisc, Inc. ("NetDisc") in exchange for 10,000 shares of our common stock. NetDisc is engaged in Internet advertising, and developed CD Rom/Internet technology, which directs users to the websites of advertisers. NetDisc did not generate any operating revenues for the year ended December 31, 1999. We assumed none of NetDisc's liabilities. As of the date of acquisition, NetDisc had work in progress for the Road & Track magazine insert and minimal assets. At the present time there is no activity regarding NetDisc.

     On August 8, 1997, we affected a reverse split of our outstanding common stock at the rate of 1:20, and on September 17, 1997, we affected a reverse split of our outstanding common stock at the rate of 1:3. The information in this Report gives retroactive effect to such recapitalizations.

Triad's Acquisition of a Controlling Interest in our Company

     On October 13, 2000, Triad Petroleum, LLC ("Triad") and the owners of Triad Petroleum, LLC as a group acquired 96% of the voting equity of our company pursuant to the terms of a Share Sale and Contribution Agreement (the "Agreement") dated September 14, 2000. According to the Agreement, we agreed to issue a total of 94,000,000 shares of common stock and 5,000,000 shares of newly designated Series D Preferred stock, convertible into 50,000,000 shares of common stock, in exchange for the assignment of all of the rights, title, interest, marketing rights, patent rights, royalty rights, and any other rights in the Intellectual Property and technology, and any related trademarks and service marks (or applications made thereby) Triad may have had with regard to said Intellectual Property. As a result, we currently are a development stage company which provides real time e-commerce communications and energy services.

     In connection with the closing of the Triad transaction, our former chairman of the Board of Directors, Russell Adler, placed approximately 1,260,000 shares of our common stock owned by him into an escrow account. The purpose of the escrow account was to ensure the satisfaction of certain of our pre-closing liabilities, as well as any claims asserted against us for the issuance of shares of our common stock (provided that such pre-closing liabilities or claims arise out of certain transactions entered into prior to October 13, 2000). On October 25, 2000, we used all of the proceeds of a $340,000 payment from Triad to satisfy a portion of such liabilities and, pursuant to the terms of the escrow agreement with Mr. Adler, we received 340,000 shares of our common stock for cancellation. Mr. Adler has the right to use any of these shares held in escrow to settle creditors claims at any time prior to our settling such claims. In addition, prior to our selling Mr. Adler's shares to a third party or using Mr. Adler's shares to settle claims, Mr. Adler has forty-eight hours to purchase such shares on the same terms and conditions as such third party sale, except for the $340,000 of claims that have been settled. As of December 31, 2000, an additional 410,000 shares were released from escrow in order to satisfy third party claims for our common stock. Approximately 500,000 shares remained in escrow 12 months after the closing date and were released back to Russell Adler. As of December 31, 2001, approximately $149,500 of liabilities of Regenesis remained outstanding that we are left to pay and settle.

     In November 2000, Triad converted 5,000,000 shares of Series D Preferred Stock into 50,000,000 shares of common stock. In October 2000, we filed amendments to our Articles of Incorporation, changing our name to FuelNation Inc. and increasing the number of authorized shares to 350,000,000 shares from 100,000,000 shares and increasing the number of authorized shares of preferred stock to 20,000,000 shares from 10,000,000 shares. No changes were made to the par value per share of the common or preferred stock.

     In May 2000, Triad, one of our majority shareholder, entered into an agreement to acquire the operating businesses of Wilmoth Oil Company and its affiliates, a large Midwest fuel distribution company (herein referred to as the "Wilmoth Transaction") for a total price of approximately $29,000,000. While the sellers agreed to extend the anticipated closing until March 31, 2001, FuelNation was unable to raise funds sufficient to consummate such transaction, and on April 7, 2001 both parties agreed to terminate the transaction.

     In March 2001, we signed a placement agent's retention agreement with Westminster Securities Corporation, 100 Park Avenue, New York, for an Underwritten Offering of up to $100,000,000 to be arranged through one of its institutional clients. The offering when committed to, would have a term of 24 months from the date of the Registration Statement, and would provide for monthly draw downs. Warrants would be issued to the purchaser numbering 4% of the commitment amount, in addition to other terms, conditions, and Underwriter's requirements. Once the transaction is consummated and is funding, we agreed to compensate Westminster Securities Corporation under terms and conditions that are typical and customary for such transactions. As of the date of this Report, the registration statement required under the financing agreement has not been filed. We have not drawn down any cash applicable hereto.

     In  June  2001,  we  issued   4,500,000  shares  of  our  common  stock  as
consideration for equipment deposits and consulting services valued at $1,442,500. Additionally, in April 2001, Mr. Salmonson, our CEO, transferred 2,687,500 shares of our common stock owned by him valued at $1,209,375 to the same entity. In December 2001, we entered into an agreement (the "Put Option") to repurchase all such stock at a price of $.65 per share (an aggregate of $4,671,875) at the option of the holders. We do not expect the Put Option to be exercised in the near term and have valued them at the fair market value of the common stock when issued ($2,651,875). Mr. Salmonson has agreed to accept shares of common stock equal to the number of common shares he transferred to pay these expenses.

     In October 2001, we borrowed approximately $36,000 from four (4) individuals and issued 9% convertible subordinated promissory notes (the "Notes"), which are due by September 30, 2002 and are convertible into 258,654 shares of our common stock (a rate of one share of common stock for each $0.139 principal amount of notes). Additionally, we issued stock purchase warrants to the noteholders, which entitled the noteholders to purchase 517,309 shares of our common stock at an exercise price of approximately $.15 per share. The warrants were issued at twice the conversion rate of the common stock (two warrants for each $0.139 principal amount of notes). On our financial statements included herewith, the notes are shown net of a discount of approximately $30,000 which represents the fair value assigned to the warrants that were issued. The discount is being amortized over the life of the debt. Amortization amounted to approximately $7,500 in 2001, and was charged to interest expense. Unamortized discount at December 31, 2001 was approximately $22,500.

     In December 2001, we entered into an agreement (the "Put Agreement") to repurchase 568,462 and 810,151 shares of our common stock from two separate groups of individuals at a price of $.65 per share (an aggregate of $896,098) at the option of the holders.

Such individuals had purchased their stock through our Regulation D offering in December 2000 at the same price of $.65 as the Put Agreement. The amount of $896,098 has been reclassified from stockholders' equity to common stock subject to repurchase at December 31, 2001.

     In December 2000 and January 2001, we completed a private placement pursuant to Rule 506, Regulation D under the Securities Act of 1933, as amended, wherein we issued 5,216,256 shares of our common stock (5,193,181 shares in 2000 and 23,075 shares in 2001) at $.65 per share. We received net proceeds of approximately $3,160,000 ($3,145,000 in 2000 and $15,000 in 2001).

     In March 2001, we sold 101,500 shares of common stock at $1.00 per share pursuant to an additional Regulation D offering.

     During 2001, 3,300,000 shares of our common stock were issued to various individuals for consulting services, which resulted in a non-cash charge to operations of $2,743,500, and 395,550 shares of common stock were issued for the payment of approximately $277,000 of debt.

     During 2001, options to purchase 14,530,239 shares of common stock were exercised at $.01 per share by Mr. Salmonson, our CEO/President (14,380,239) and one of our former officers (150,000). Additionally in 2001, a consultant exercised options to purchase 1,500,000 shares of our common stock at $.01 per share.

     In December 2000, we completed the successful installation and demonstration of our Rack to Retail (R2R(sm))technology at The Bahrain National Oil Company, located in the country of Bahrain in the Persian Gulf. This installation will be used to generate sales in the middle east and not to derive income for us. In addition, we filed for commercial registration in the country of Bahrain which is pending upon the opening of a staffed office in Manama, Bahrain. An affiliate of the company Fuel America, controlled by our CEO, has guaranteed all of the obligations in Bahrain, on our behalf pursuant to a written corporate guarantee and stock pledge agreement. Our total exposure to date is approximately $100,000. We have setup a server and database network at BATELCO (the local telecommunications company) in Manama, Bahrain. This installation is established for the direct relationships of oil producers. The Bahrain National Oil Company will be our show case facility to the middle east. We must complete the network installation, commercial registration and staffing of an office in Manama, Bahrain.

     Our management has close ties and working relationships with some of the largest oil producers in the Middle East and the Far East. Upon receipt of applicable funding, of which there can be no assurances, we intend to staff and continue marketing our services for automation to the following companies in the Middle East during the end of the 2002 calendar year:

Saudi Arabian Oil Company: ("Saudi Aramco")

     -    Government owned
     -    Financial information not disclosed

     It is the world's number one oil producer, supplying 11 percent of the world's oil demand. This company controls reserves of about 259 billion barrels (about 25 percent of the world's total and 12 times U.S. reserves). It extracts about 8 million barrels a day, operates refineries, markets oil internationally, and distributes it domestically. Saudi Aramco owns a fleet of oil tankers and invests in refineries and distribution networks in other countries. It also owns 204 trillion cubic feet of gas reserves. The company dates back to 1933, when Saudi Arabia agreed to open up a large area of that country for exploration by Standard Oil of California (now Chevron). (Hoovers, 2000)

     We are also pursuing a contract with Saudi Aramco to automate the deliveries and payment of jet fuel. These contract negotiations are being conducted by our director, Sheikh Isa Mohammed Isa Alkhalifa. Saudi Aramco is one of the largest jet fuel suppliers in the world. We anticipate pursuing these contract negotiations aggressively during the end of the 2002 calendar year. There can be no assurances that we will obtain this contract.

National Iranian Oil Company

     -    Government owned
     -    Financial information not disclosed
     -    Located in Tehran, Iran

     Sitting on a deep reservoir of oil reserves, Iran shares its oil with the world through the government-owned National Iranian Oil Company ("NIOC"), OPEC's number two oil producer behind Saudi Aramco. NIOC produces about 3.5 million barrels of oil per day from its 90 billion barrels of proved reserves (9 percent of the world's total). It also has natural gas reserves of 812 trillion cubic feet. NIOC exports account for about 50 percent of government revenues and 80 percent of its hard currency earnings. Iran has had little exploration activity over the past 30 years, but that is changing as firms from several countries including Canada, France, Italy, Malaysia and the United Kingdom have ignored U.S. Government sanctions to sign development agreements. (Hoovers, 2000).

     On or about December 1, 2000, we retained Veritas Venture Labs, LLC to perform consulting services for us pursuant to a written consulting agreement. Based in Boston, Massachusetts,

Veritas Ventures Lab, LLC is owned and/or controlled by Edwin Ruh, one of our directors. Pursuant to two separate consulting agreements, Veritas was paid $221,000. In addition, its individual constituents were issued a total of 1,000,000 shares of our Common Stock and were granted an option to purchase 1,500,000 shares at $.01 per share, which they exercised in 2001. See "Part II,
Item 12, Certain Relationships and Related Transactions," below.

     We have established strategic relationships with several of the service and equipment providers listed below. We either communicate with their equipment, software, jointly market certain clients together or use their services for our product offering. We hope and expect that our relationship with these entities will continue to be enhanced during 2002 and thereafter.

     In February 2000, we entered into an agreement with Tower Communications, the parent company for Echosat, to jointly establish a new company. This new entity will engage solely in the business to provide for the installation of a satellite data transmissions, networks, together with a special box that will therefore enable the transmitting of information through the network to a main station. Accordingly, there will no longer be the need to have any computer technology at each point of sale system. As of the date of this Report, we have not yet formed this new company, but intend to establish this entity by July 2002. Information will be processed over the network for numerous purposes, including the following:

         A.       Reporting all sales.
         B.       Monitoring pricing of fuel.
         C.       Re-ordering of inventory.
         D. Potentially providing numerous accounting functions, including a general ledger.
         E.       Credit card processing.

     Echosat Communications Group, Inc. is a full-service provider of digital satellite communications services for the multi-site retail market and other key industries. The company provides high- speed VSAT communications facilities, point-of-purchase data collection and management systems, in-store radio networks, commercial sound systems, and other related products and services.

     Echosat is the world's first equal opportunity satellite service, bringing together a multitude of synergistic applications designed to offer leading-edge satellite technology under a single dish/single vendor solution.

     Intralight Software, Inc. provides retailers of all sizes with the following services: proprietary client-server back & home office software, interfaced enterprise-level accounting software, POS integration, price book, scanning, OLAP services, FRX financial reporting, wholesale integration, e-commerce, supplier connectivity, hardware solutions, complete software security (128 bit), applications hosting, implementation services, IT services, accounting and payroll services, data backup, and data warehousing services, all using the latest Microsoft and web technology, and provided at a fixed monthly expense.

     Intralight saves clients thousands of dollars each month by eliminating the need for clients to employ information processors, accountants, and IT personnel; and by eliminating the large up- front investment for software, hardware, and other outsource services. Intralight's clients may purchase, finance, or rent all solutions for a single monthly expense. No up-front purchase is required.

     Intralight signed a marketing and licensing agreement with us in July 2000. There are currently 10 locations installed with Intralight and their clientele. We intend to aggressively market the clientele of Intralight during the end of the 2002 calendar year. We will not be showing income from this relationship until 2002.

     Lantronix, Inc. designs, develops and markets products that enable almost any electronic device to be controlled, configured or reprogrammed over the Internet and/or intranets. It's products connect these electronic devices to the Internet and/or intranets by using the infrastructure already in place to connect businesses and homes to the Internet, including fiber optic, Ethernet and wireless connections. These products connect electronic devices to its device servers and multiport device servers. The device servers are used to network enable single devices while its multiport device servers are used to network enable multiple devices simultaneously. These products are fully integrated systems that contain memory, processors, operating systems, software applications and communication ports. By utilizing these products, users can gain instant access to critical information, manage and control devices with no time lag over the Internet or other networks.

     Lantronix provides the hardware which allow us to connect to existing equipment. There is no exclusivity in our relationship with Lantronix, only non-compete and non-disclosure's relating to our programming code. We have enjoyed a very good working relationship with Lantronix and anticipate continuing our relations with them during 2002.

     The Pinnacle Corporation is the leading supplier of automation technology to the convenience store and petroleum industries. Pinnacle's strength in these industries assures a reliable, established vendor with a commitment to its customers and the industries it serves.

     We have written programming code to allow existing Pinnacle users to communicate to their software packages using our network. As of the date of this Report, we have not actively marketed this solution. Pinnacle/Fuel Smart Fuel Accounting is a comprehensive, integrated fuel operations, accounting and management  information  system  that  automates  fuel  buying,  storing,  sales quoting, dispatching, inventory management, billing, tax reporting, and credit/collections. A windows based client/server application designed and optimized for the predominant, mainstream local area network operating environments-Microsoft Windows NT or Novell Netware. Fuel Smart has been specifically engineered to handle the complexities and loads associated with large, multi-state, multi- brand, multi-company operations. Fuel Smart is designed for both wholesale and retail operations

     Storepoint Software, from Retalix, is the enterprise-wide solution for convenience stores and travel centers. Retalix Limited, formerly known as Point of Sale Limited, provides enterprise-wide open software solutions, predominantly for the food retailing industry, which are targeted at improving store operations, reducing costs and increasing employee productivity. Its products have been installed in over 15,000 stores across 41 countries worldwide. It markets its solutions to supermarkets, convenience stores and restaurants through direct sales, OEMs, local dealers and through its United States subsidiary, Storepoint, Inc. Its software solutions cover a wide range of retail applications, including easy-to-use, comprehensive point-of-sale and back office store systems that may be combined with our corporate host system. Products are marketed under the POSware, Positive, HeadOffice and CyberShopper product lines.

     We signed a joint marketing agreement with Storepoint in April 2000 for the joint marketing of fuel automation. Currently, we have been offering our services at major trade shows from the Storepoint booth. As of the date of this Report, we have not generated any contracts from this effort, but we are currently negotiating contracts with various entities. While no assurances can be provided, we anticipate that we will sign contracts to provide services to third parties during 2002.

     Veeder-Root is the world's leading supplier of automatic tank gauging and fuel management systems and one of the few companies in the industry to design, manufacture and service its own products. Veeder-Root presently has tank-monitoring systems in more than 500,000 underground storage tanks around the globe. Headquartered in Simsbury, Connecticut, it employs more than 600 people worldwide. Tank gauging systems are manufactured in the company's ISO 9000 certified 160,000 square-foot facility in Altoona, Pennsylvania. Veeder-Root products are available through more than 200 distributors in North America. With subsidiaries in the United Kingdom and Brazil and sales offices throughout the world, Veeder-

Root's systems have been installed across Europe, Asia, and South and Central America.

     Veeder-Root products and services are being used to meet the regulatory compliance and business management requirements of major oil companies, large truck fleets, car rental companies, airports, package delivery companies, federal, state and local governments, public utilities, industrial companies, and thousands of small underground and aboveground storage tank owners. We are currently joint marketing with Veeder-Root on select clients for complete automated solutions for Veeder-Root clients.

     Together with Veeder-Root, we are jointly marketing the FuelNation solution to existing and potential Veeder-Root clients. Currently, we have jointly installed several beta sites at a large petroleum marketer in Tampa, Florida and have received notification to install additional sites. While no assurances can be provided, we expect this beta site and several other installations with Veeder-Root to begin generating revenues during 2002.

Subsequent Events

     We are currently working on the acquisition and construction of a 45 acre travel center in the Town of Davie, Florida. Triad Petroleum LLC, an entity controlled by Mr. Salmonson, originally contracted to purchase the property for the travel center in February 1999. The applicable deposit was returned nine months later because the State of Florida had not deeded over certain land adjoining the travel center and certain approvals still remained outstanding. As of the date of this Report, all adjacent properties have been deeded over and we have again commenced negotiations and preliminary site plan approvals have been given.

     We are currently negotiating the issuance of $330 million of taxable municipal bonds. The bonds, which will be originated from our proposed project in the Town of Davie, will have no obligation of repayment, guarantee or collection obligations from the Town of Davie, pursuant to an Interlocal Agreement between a governmental agency in the jurisdiction where the project is proposed to be located and the Finance Authority that has the authority to issue the debt for this transaction. The transaction described in the Interlocal Agreement must contain facilities as described in the business plan which has been submitted for approval. We have prepared the application for the bond offering and it is expected that the final application will be submitted upon receipt of a commitment that we have the appropriate collateral for the cost of issuance and short fall letter of credit in the amount of $9.9 million.

     The travel center plans currently consist of a 105,500 square foot travel center, 200 room hotel, 24 pump fueling depots, a truck wash, 35,000 square foot retail mall, 20,000 square foot spa and gym, 30,000 square feet of office space for the technology center, 19,000 square feet for truck maintenance and repair, a convenience store, 7,500 square feet devoted to truck sales, 858 tractor trailer parking slots and 539 car parking slots.

     We intend to work closely with local universities and municipalities in the creation of educational facilities, jobs, revenues and business development in the energy business. We intend to construct this 45 acre travel center in the Town of Davie, Florida. These facilities will not only result in the largest travel center of its kind in the State of Florida, but will also serve as our headquarters and educational training center. However, there can be no assurances that we will obtain the necessary funding to allow this travel center will be built, or that other problems in the development of this travel center will not arise in the future.

     In addition, in January 2002, we signed a non-binding letter of intent to purchase a petroleum marketer located in the southeast United States. As part of the terms of this letter of intent, we agreed to enter into a non-disclosure agreement pertaining to the release of the name or any other information on this proposed acquisition until we receive the firm commitment on the above described bond offering or written consent from the prospective seller. The proposed terms of this acquisition are currently being negotiated and there can be no assurances that this acquisition will occur.

Industry Analysis

     Currently, we believe the petroleum marketing industry is technologically laggard compared to other industries, in that it is failing to take advantage of existing technological capabilities. For example, it is possible to receive a stock quote anywhere in the world in a matter of seconds, but many fuel distributors still have to manually read fuel gauges to measure their current fuel supply. Although this is partly due to the profitable nature and constant demand for petroleum products, there has not been any significant sense of urgency to make technological upgrades.

     There is currently 1.1 trillion gallons of refined fuels that need to be tracked and accounted for globally. The industry wastes several cents per gallon that get passed through to the consumer. For every one (0.01) cent per gallon saved in manual processes from the 1.1 trillion gallons of refined fuels annually, there would be an $11 billion savings annually for every penny in efficiencies.

     The petroleum marketing industry has struggled to integrate new technology to automate manual work processes. Traditionally, technologies and services that improve margins and reduce inefficiencies have required the installation of computer terminals, additional equipment, network changes, contract renegotiations, etc. However, this approach has not been cost- effective and requires frequent employee training. Due to the lack of a highly skilled workforce, petroleum marketers have been seeking a cost-effective technological solution that does not require computers, human intervention and time-consuming employee training.

     The oil producers and major oil companies currently track fuel with tracer additives that currently cost in excess of twenty basis points (0.002) per gallon for the tracer and an additional $0.01 to to $0.05 a gallon in management and losses. This tracer is added to the fuel to make sure that a delivery of the correct product is correctly marked at the location. Most of the major oil producers and major oil companies we have visited have shown losses in excess of $500,000,000 annually with the inability to track the fuel through the supply chain and are inadvertently paying rebates on fuel that is not theirs. These losses are in epidemic scale and have been increasing while margins keep decreasing.

     As an example, it is not uncommon for a petroleum marketer that supplies fuel to 50 independent retail locations to send and receive over 100 facsimiles per day in addition to over 200 follow- up phone calls. The oil companies pay a third party company to supply fuel pricing to the industry and the third party company charges the industry to receive the information. Because there has not been a way to track the sales remotely, oil companies pay rebates on fuel sold at the retail location based upon the honor system. Vendors in the convenience stores require the same honor system when it comes to pricing and rebates, because there is no standard to automate the information. Billions of dollars are lost annually in this industry because of manual processes and shrinkage. Although the industry is trying to make changes to automate the tasks, the equipment is not standardized in the industry and everyone wants to have the proprietary solution, which complicates matters.

Competition

     We are a business-to-business ASP, focused on the vertical industry of petroleum marketing. We believe we are unique compared to most B2B ASPs in that we offer B2B technology that is specifically designed for the petroleum marketing industry, whereas most competitors offer technologies that are applicable across multiple industries in order to maximize market opportunity. While our existing technology could be utilized for other industries, our strategic plan is to focus on the petroleum marketing industry in order to derive the highest revenue growth possible.

     The leading B2B ASP providers include, but are not limited to, Ariba, CommerceOne, i2, PurchasePro, Ventro and Verticalnet. Most B2B ASPs offer technologies and services related to procurement, supply-chain management, financial services, logistics, eCRM, sell- side solutions, back-end integration and enterprise resource planning ("ERP"). We, however, offer a supply-chain gasoline inventory management system that contains enhanced services and features, including reporting, that provides integration into back- end administrative functions specifically for the petroleum marketing industry. The system does not require desktop or laptop computers, but can be accessed through an internet connection.

     To date, no other B2B ASP offers a comparable supply-chain industry tool to the petroleum marketing industry. Current competitors offer solutions that can be applied across different industries, but they lack the capabilities offered by us for the petroleum marketing industry. Given the explosive growth patterns seen in the valuation, we hope to attract a great deal of attention in the B2B space, which may lead to intense scrutiny once we officially launches our products, which is expected to occur July 2002.

     We anticipate either B2B ASPs or existing oil companies, or a combination of the two, to scrutinize our products, attempt to replicate their offering and compete directly with us. The estimated entry would be the third to fourth quarters 2002. By then, however, we hope to establish a market leadership position. However, there can be no assurances we will be able to do so. We believe that if we can establish long-term contracts with the terminal point of the distribution network gas stations, it will be difficult for new entrants to supplant us. However, there can be no assurances we are correct.

     Many companies that could start to be competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional services on terms favorable to us. Our potential competitors may develop and market new technologies that render our existing or future services obsolete, unmarketable or less competitive. Our potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other e-commerce and business to business transaction service providers, thereby increasing the ability of their services to address the needs of our prospective customers. Our potential competitors may establish or strengthen cooperative relationships with our current or future channel partners, thereby limiting our ability to sell services through these channels. Competitive pressures could reduce our market share or require the reduction of the prices of our services, either of which could materially and adversely affect our business, results of operations or financial condition.

     While there are many potential competitors to our individual products, we believe that we are the only competitor with a complete integrated package. We compete in the processing business on the basis of certain factors, including:

     -    system reliability;
     -    product performance;
     -    breadth of service offering;
     -    ease of implementation;
     -    time to market;
     -    customer support; and
     -    price.

     We believe that we presently compete favorably with respect to each of these factors. However, the market for our services is still rapidly evolving, and we may not be able to compete successfully against current and potential future competitors.

Employees

     As of the date of this Report, we have 5 full time employees assigned as follows: 3 management/administrative, 2 Computer Engineer/developer. Our operations are non-union. We have had no history of labor strikes or unrest. We believe that our relations with our employees remains satisfactory. In addition, our management believes that the available labor force in the geographic areas where our facilities are located are sufficient to support the expansion anticipated over the next 12 months.

Trademarks/Patents

     We filed a trademark registration on May 25, 2000 for the name FUELNATION with United States Department of Commerce (Patent and Trademark office), Serial Number 76056889.

     We filed a Service Mark registration on November 27, 2000 for the R2R service name with United States Department of Commerce (Patent and Trademark office), Serial Number 76171137.

Government Regulations

     We are not subject to any extraordinary governmental regulations relating to our business.

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. During the fiscal year ended December 31, 2001, we maintained our principal place of business at 1700 N. Dixie Highway, Suite 125, Boca Raton, Florida 33432. This location consisted of 1,800 square feet of executive office space. We incurred a base monthly rent of $2,960 plus tax pursuant to a written lease which expired in 2001 and thereafter, we began to pay month to month, pursuant to an oral agreement between the Simmons Family Partnership, the owner of such property, and Triad. Simmons Family Partnership had agreed to accrue and defer all rent payments. Pursuant to an oral agreement between us and Triad, we occupied such space with Triad at no extra cost. However, we agreed to assume all liabilities with respect to the rent owed to Simmons Family Partnership by Triad.

     In March 2002, we moved our principal place of business to 4121 SW 47th Ave.,Suite 1301, Davie, Florida. This location consists of approximately 700 square feet of executive office space and approximately 500 square feet of warehouse and storage space.. We incur a base monthly rent of $990, plus tax pursuant to a written lease which expires in February 2004. We believe that this new space is adequately sufficient to meet our future growth demands. Furthermore, we believe that there exists sufficient available office space and that we could effectively lease additional space within the immediate area, if so required.

     Our data center in the United States is located at leased facilities at Echosat in Lexington, Kentucky. A data center is a facility containing servers, modem banks, network circuits and other physical equipment necessary to connect users to the Internet. The data center has multiple levels of redundant connectivity to the Internet, back-up power, fire suppression, seismic reinforcement and security surveillance 24 hours a day, 7 days a week. The current base monthly rent is $2,000 per month, on a month to month basis.

     Our data center in the Middle East is currently located at leased facilities at BATELCO in Manama Bahrain. A data center is a facility containing servers, modem banks, network circuits and other physical equipment necessary to connect users to the Internet. The data center has multiple levels of redundant connectivity to the Internet, back-up power, fire suppression, seismic reinforcement and security surveillance 24 hours a day, 7 days a week. The current base monthly rent is $7,000 per month, on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS

     We have been named as a defendant in one lawsuit in the normal course of our business and have received various letters threatening litigation. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matter will not have a material effect on our financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In December 2001, the holders of a majority of our issued and outstanding common stock authorized a 1:30 "reverse split" of our issued and outstanding common stock. However, subsequent thereto, our Board of Directors elected not to proceed with this reverse stock split after consultation with various investment bankers with whom we were having discussions. No other matters were submitted to a vote of our shareholders during the three month period ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is currently traded on the OTC Bulletin Board under the symbol "FLNT." The following table sets forth the high and low bid quotations for the common stock for the periods indicated as reported by NASDAQ. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

                  Period                          High           Low
                  ------                          ----           ---

         First Quarter ended 3/31/00              $N/A           $N/A
         Second Quarter ended 6/30/00             $1.25          $0.50
         Third Quarter ended 9/30/00              $2.50          $0.125
         Fourth Quarter ended 12/31/00            $2.375         $1.437

         First Quarter ended 3/31/01              $2.6875        $0.75
         Second Quarter ended 6/30/01             $1.0937        $0.17
         Third Quarter ended 9/30/01              $0.49          $0.10
         Fourth Quarter ended 12/31/01            $0.50          $0.025

     As of April 15, 2002, the price of our common stock was $.037 bid, $.04 asked. As of April 15, 2002, we had approximately 414 holders of record, not including those persons who hold their shares in "street name.". The transfer agent for our common stock is Continental Stock Transfer and Trust Company, 17 Battery Place, 8th Floor, New York, New York 10004, telephone (212) 509-4000.

     We have never paid cash dividends on our common stock and presently intend to retain future earnings, if any, to finance the expansion of our business and do not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

     The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements relating to future operations, strategies, financial results or other developments and are not based on historical information. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. If any of these uncertainties or contingencies arise, our assumptions and estimates could be false, which would likely affect actual results and could cause actual results to differ materially and adversely from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the fiscal years ended December 31, 2001 and 2000

     We have not begun to generate revenues as of the date of this Report. Our operating expenses during 2001 were $27,793,278, compared to $1,205,251 in 2000, an increase of $26,588,027 (2000%). Our 2001 operating expenses included approximately $16.28 million in non-cash consulting fees, $6.4 million in non-cash employment compensation and $3.6 million in non-cash consulting fees to a related party, each of which arose from the issuance of options to purchase shares of our common stock at prices below the then current market price of our Common Stock. As a result, for the years ended December 31, 2001 and 2000, we incurred net losses of $(28,497,242) ($.17 per share) and $1,205,251 ($.01 per share), respectively.

     Because we have not generated any revenues as of the date of this Report, we hereby submit our Plan of Operation pursuant to the requirements of Regulation SB, promulgated under the Securities Act of 1933, as amended.

Plan of Operation

     Our objective is to be the leading worldwide provider of real- time e-commerce and business-to-business communications in the petroleum marketing industry. Our vertical integration strategy is to purchase existing petroleum marketers, transport companies, dealers and related facilities in key distribution markets.

     We intend to finance these purchases with the issuance and sale of taxable municipal bonds. We have been negotiating the issuance of $330,000,000 of Taxable Municipal Bonds with the Town of Davie, Florida. We currently have prepared an application for the bond offering that requires us to pay a $660,000 commitment and application fee. We are also required to have a bank issue a cost of issuance and short fall letter of credit in the amount of approximately $9,900,000 which is refundable from the proceeds of the bond issue. We have received a commitment for the a cost of issuance and short fall letter of credit, subject to cash collateral. We are confident the cash collateral will be raised with the help of our financial advisor, GunnAllen Financial and the assistance of our potential purchasers, because the monies are held in escrow and the $9,900,000 is refundable from the proceeds of the bond issue.

     We have developed proprietary technology that allows us to provide fully integrated services relating to the inventory, sales, distribution and financial reporting functions in the fuel industry. Marketed under the service mark R2R(SM) ("Rack to Retail"), this technology completely automates and streamlines the data collection processes for centralization, retrieval and integration of inventory, financial and accounting information in the fuel industry.

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

     We believe that our product offering is unique and is not available via any other method. The industry is a very difficult market to penetrate and as such we feel we have accomplished major milestones in the industry to date. We originally started marketing our system to the major oil companies and felt this would give us the immediate market share and the vertical integration we desired. During our sales initiatives we discovered the following:

     The oil companies main drive is gallons and market share. The oil companies distribute their products through petroleum marketers, dealers and some company owned stores. The oil companies require the petroleum marketers and the dealers to use their credit card processors. This equipment for the credit card processing is supplied through the oil company and paid by the petroleum marketers and the dealers. The oil companies typically charge 3% processing fee for the use of all credit cards on the network and offer their own branded credit card processing for no charge. The majority of all of the credit card processing is Visa and MasterCard and therefore the burden and costs are passed down the food chain to the petroleum marketers and the dealers for the credit card processing fees.

     The reporting requirements of the industry are very labor intensive and the burden is always passed down to the petroleum marketers and the dealers. New equipment and programs are usually offered through the major oil companies to the petroleum marketers and the dealers with a percentage of the offering always being rebated back to the oil company. There are other alternative equipment and service suppliers in the industry and they are limited on their entry to the market by being approved and certified to operate on their credit-processing network. Our approach is and will continue to be providing the industry with an open architecture and shared information environment that allows entry to virtually all equipment and service suppliers. Other industries have state of the art communications and networks and first class accounting and reporting packages. We believe the petroleum industry is behind the market by decades.

     Our entry to the market is being focused on working with major petroleum marketers and dealer networks. We have discovered that when several petroleum marketers and dealers are very satisfied with your products and services and they request the major oil companies to approve our products and services, they typically get what they want. This process is not fast, but it is very effective. The oil companies are starting to follow the lead of petroleum marketers and dealer networks because they see the efficiencies first hand. We feel confident the industry will start to make significant changes to the manual processes and allow a more open environment once they see others operating.

     Given the magnitude of these fuel markets, we are currently focusing on B2B applications and automating manual processes. We also intend to find one or more partners to assist in retail sales of the R2R system. There are also multiple advertising opportunities that we intend to pursue, including the displaying of our logo at automated locations and on fuel transports.

     We believe that our product offering is unique and is not available via any other method. The industry is a very difficult market to penetrate and as such, we feel we have accomplished major milestones in the industry to date. We originally started marketing our system to the major oil companies and felt this would give us the immediate market share and the vertical integration we desired. During our sales initiatives we discovered that the oil companies main drive is gallons and market share. The oil companies distribute their products through petroleum marketers, dealers and some company owned stores. They require the petroleum marketers and the dealers to use their credit card processors. This equipment for the credit card processing is supplied through the oil company and paid by the petroleum marketers and the dealers. The oil companies typically charge 3% processing fee for the use of all credit cards on the network and offer their own branded credit card processing for no charge. The majority of all of the credit card processing is Visa and MasterCard and therefore the burden and costs are passed down the food chain to the petroleum marketers and the dealers for the credit Card processing fees.

     Given the magnitude of these fuel markets, we are currently focusing on B2B applications and automating manual processes. We also intend to find one or more partners to assist in retail sales of the R2R system.

     There are also multiple advertising opportunities that we will pursue, including the displaying of our logo at automated locations and on fuel transports.

Sales Strategy

     Our products and services will be marketed through direct and indirect channels. We intend to accomplish our direct selling in several ways, including:

     - our web sites;
     - direct sales by our own staff and technology partners;
     - affiliate programs;
     - original equipment manufacturers; and
     - tradeshows.

     For our indirect sales efforts, we will use independent resellers. Reseller organizations can offer all of our services. These third party sales organizations are either already involved in marketing to the petroleum industry. Those in the reseller program purchase our services at a discounted rate and then re-sell them to their clients. They can either use us to bill their customers for these services or invoice their customers under their own name.

     For resellers, we believe the key element is residual, transaction-based income. Resellers that manage the entire transactions will receive a per transaction fee, plus sign-up fees if the reseller uses our suggested retail pricing. Many resellers actually charge higher prices when the market will bear it. The use of resellers allows us to leverage our resources to maximize revenues. By working with companies as resellers, we strategically develop an outside sales organization that already has sound, existing relationships with merchants. These resellers recognize that income derived from our installation fees and recurring transaction charges provide them with significant revenue potential. Most competitors sell products using a direct sales force.

     We will use a variety of marketing activities to increase market awareness of our services and educate our target audience. In addition to building awareness of our brand, our marketing activities focus on generating leads for our sales efforts. To build awareness and attract new merchants we conduct marketing and partnership programs including advertising, public relations activities, referral programs, co-branded initiatives, virtual seminars and trade shows.

     Our vertical integration strategy is to purchase existing petroleum marketers and dealers in key distribution markets. We will focus upon the complete automation of these companies and allow them to continue to operate and consolidate additional marketers in their markets. This approach has been received very favorably and we are in negotiations with several very large marketers on this strategy. However, there can be no assurances that these negotiations will result in our obtaining contracts, or if we obtain these contracts, we will become profitable. If we acquire these entities, the marketers will continue to operate their companies as wholly owned subsidiaries of our Company and we will provide the high-speed networks and communications to their existing facilities and equipment. Our current tests on petroleum marketers to date have shown increases in EBIDTA approaching 30% with the increased efficiencies in automating manual processes, less shrinkage, improved buying power.

Data Centers and Network Access

     Our data center in the United States is located at leased facilities at Echosat in Lexington, Kentucky. A data center is a facility containing servers, modem banks, network circuits and other physical equipment necessary to connect users to the Internet. The data center has multiple levels of redundant connectivity to the Internet, back-up power, fire suppression, seismic reinforcement and security surveillance 24 hours a day, 7 days a week. The current base monthly rent is $2,000 per month, on a month to month basis.

     Our data center in the Middle East is currently located at leased facilities at BATELCO in Manama Bahrain. A data center is a facility containing servers, modem banks, network circuits and other physical equipment necessary to connect users to the Internet. The data center has multiple levels of redundant connectivity to the Internet, back-up power, fire suppression, seismic reinforcement and security surveillance 24 hours a day, 7 days a week. The current base monthly rent is $7,000 per month, on a month to month basis.

     The  technology   underlying  our  e-commerce  and  Business-to-   Business
transaction services provides the following benefits:

     Scalability. Our services allow us to deliver consistent quality of service as transaction volumes grow, and to handle daily and seasonal peak periods. As a result, we do not have to expand these areas of their transaction-processing infrastructure as their businesses grow.

     High reliability. Our systems are engineered to provide high reliability, and we provide transaction processing and support 24 hours a day, 7 days a week.

     Secure messaging. All communications between our system are facilitated by an encrypted protocol.

     Real-time responses. Because our services enable online e- commerce and Business-to-Business transactions in real-time, clients can improve their level of customer satisfaction and reduce their support costs by avoiding delayed responses and minimizing the need for follow-up communications.

Product Development

     Our Florida-based product development team is responsible for the design, development, testing and release of our core software and services. We have a well-defined software development methodology that we believe enables us to deliver services that satisfy real business needs for the global market while meeting commercial quality expectations. We emphasize quality assurance throughout our software development lifecycle. We believe that a strong emphasis placed on analysis, design and rapid prototyping early in the project lifecycle reduces the number and costs of defects that may be found in later stages. Our development methodology focuses on delivery of product to a global market, enabling localization into multiple languages, multi-currency payment processing, global fraud detection, and local regulatory compliance from a single code base.

     When appropriate, we utilize third parties to expand the capacity and technical expertise of our internal product development organization. On occasion, we have licensed third-party technology that we feel provides the strongest technical alternative. We believe this approach shortens time-to-market without compromising our competitive position, product quality or service.

Manufacturing

     We do not have the capacity to manufacture the router devices and have used contract manufacturers for the devices made to date. For the foreseeable future, we intend to continue to use contract manufacturers for the router device. We believe that there are multiple vendors and manufacturers available and that we will not rely on any one source.

Intellectual Property

     Our  success  depends  upon  our  proprietary  technology.  We  rely  on  a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights.

     As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors, and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. Despite these precautions, third parties could reverse engineer, copy or otherwise obtain our technology without authorization, or develop similar technology independently. While we police the use of our services and technology through online monitoring and functions designed into our products, an unauthorized third-party may nevertheless gain unauthorized access to our services or pirate our software. We are unable to determine the extent to which piracy of our intellectual property or software exists. Software piracy is a prevalent problem in our industry. Effective protection of intellectual property rights may be unavailable or limited in foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our services or design around any intellectual property rights we hold.

Liquidity and Capital Resources

     At December 31, 2001, we had $2,196 in cash and cash equivalents. Our operations to date have consumed substantial amounts of cash. We will need to raise substantial additional funds to implement our business plan described herein. We intend to seek additional funding through public or private financings, including equity financings. Adequate funds for these purposes, whether obtained through financial markets, collaborative agreements or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to us. Insufficient funds may require us to delay, scale back or eliminate some or all of our product and services development programs, to license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves, to sell our company to a third party; to cease operations; or to declare bankruptcy. Our future cash requirements will be affected by results of product development.

     As of the date of this Report, in order to meet our capital needs, we have been negotiating for the issuance of $330,000,000 of Taxable Municipal Bonds. We currently have prepared an application for the bond offering that requires us to pay a $660,000 commitment and application fee. We are also required to have a bank issue a cost of issuance and short fall letter of credit in the amount of approximately $9,900,000 which is refundable from the proceeds of the bond issue. We have received a commitment for the a cost of issuance and short fall letter of credit, subject to cash collateral. We are confident the cash collateral will be raised with the help of our financial advisor, GunnAllen Financial and the assistance of our potential purchasers, because the monies are held in escrow and the $9,900,000 is refundable from the proceeds of the bond issue.

Trends

     The United States petroleum marketing industry is estimated at $134.2 billion dollars for 1999, with an anticipated size of $204.8 billion dollars by 2005, assuming a 7.3 percent growth rate in gas consumption over 10 years. The number of retail fuel outlets in the U.S., which was approximately 182,600 in 1998, is estimated at 250,000 by 2005. According to U.S. Government figures, the total demand for oil will increase to 112 million barrels per day with prices remaining steady at $28 per barrel in the year 2020.

     Our product has been installed and operational at several well established leading petroleum companies in the United States as well as Manama, Bahrain for the past one and one-half years. The product has been proven to be very successful and profitable for the petroleum marketers during our development and testing stage. We have studied and surveyed existing and potential customers for a marketing strategy.

     There can be no assurance that any of our potential products and services can be successfully marketed. Our technology has no historical results upon which to forecast future operations. It is expected that business, operating results and financial condition to be materially adversely affected if revenues do not meet our projections.

     These trends taken together create a picture of opportunity for our future growth. We anticipate that the vertical integration strategy will bode well for our future, as activity along the entire value chain should increase not just in the domestic sense but globally as well. However, there can be no assurances that this will occur.

Inflation

     Inflation has not had a significant impact on our results of operations and is not anticipated to have a significant negative impact in the foreseeable future. However, there is no assurance that inflation will not have a material adverse impact on our future results of operations.

ITEM 7.  FINANCIAL STATEMENTS

     Our financial statements required to be included in this Form 10-KSB are appended hereto commencing on page F-1.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and the Board of Directors of FuelNation, Inc.
   Davie, Florida

     We have audited the accompanying balance sheet of FuelNation, Inc. [a development stage company] as of December 31, 2001, and the related statements of operations, changes in stockholders' equity [deficit], and cash flows for each of the two years and the cumulative period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FuelNation, Inc. [a development stage company] as of December 31, 2001, and the results of its operations and its cash flows for each of the two years and the cumulative period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in the development stage, has suffered a net loss of $28,497,242 for the year ended December 31, 2001 and has a working capital deficiency of $1,079,225 and a deficit accumulated in the development stage of $29,702,493 as of December 31, 2001. Management's plans in regard to these matters are also described in Note 3. The financial statements do not
include   any   adjustments   which  might  arise  from  the  outcome  of  these
uncertainties.






                                         s/Moore Stephens, P.C.

                                         MOORE STEPHENS, P. C.
                                         Certified Public Accountants.

Cranford, New Jersey
March 29, 2002


FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------

BALANCE SHEETS
--------------------------------------------------------------------------------


                                                          December 31,
                                                   ---------------------------
                                                     2 0 0 1         2 0 0 0
                                                   -----------     -----------
Assets:
Current Assets:
   Cash                                            $     2,196     $    13,198
   Inventory                                           560,339         553,623
   Due from Escrow Accounts                                 --         435,470
   Due from Affiliates                                      --         172,874
   Other                                                34,628          40,415
                                                   -----------     -----------

   Total Current Assets                                597,163       1,215,580
                                                   -----------     -----------

Property and Equipment:
   Office Furniture and Equipment and
     Computer Equipment - Net of Accumulated
     Depreciation of $69,828 and $23,276
     in 2001 and 2000, Respectively                    174,185         209,479
                                                   -----------     -----------

Other Assets:
   Technology                                        1,581,747         559,107
   Deposits on Equipment                               752,500              --
   Investments                                              --         403,886
                                                   -----------     -----------

   Total Other Assets                                2,334,247         962,993
                                                   -----------     -----------

   Total Assets                                    $ 3,105,595     $ 2,388,052
                                                   ===========     ===========


See Notes to Financial Statements.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------

BALANCE SHEETS
--------------------------------------------------------------------------------


                                                          December 31,
                                                   ---------------------------
                                                     2 0 0 1         2 0 0 0
                                                   -----------     -----------
Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
   Accounts Payable                                $   535,107     $   375,404
   Accrued Liabilities                                 234,809         124,367
   Payroll and Taxes Payable                           524,427         125,800
   Convertible Debt                                     13,059              --
   Due to Affiliates                                   219,486              --
   Other Payables                                      149,500         149,500
                                                   -----------     -----------

   Total Current Liabilities                         1,676,388         775,071
                                                   -----------     -----------

Commitments                                                 --              --
                                                   -----------     -----------

Common Stock Subject to Repurchase,
   8,566,113 Shares Issued and
   Outstanding at December 31, 2001                  3,547,973              --
                                                   -----------     -----------

Stockholders' Equity [Deficit]:
   Preferred Stock, $.01 Par Value,
     20,000,000 Shares Authorized;
     None Issued and Outstanding in
     2001 and 2000, Respectively                            --              --

   Common Stock, $.01 Par Value,
     350,000,000 Shares Authorized;
     170,703,898 and 154,919,647
     Issued and Outstanding in 2001
     and 2000, Respectively                          1,707,037       1,549,197

   Additional Paid-in Capital                       25,876,690       1,274,035

   Deficit Accumulated in the Development Stage    (29,702,493)     (1,210,251)
                                                   -----------     -----------

   Total Stockholders' Equity [Deficit]             (2,118,766)      1,612,981
                                                   -----------     -----------

   Total Liabilities and Stockholders'
     Equity [Deficit]                              $ 3,105,595     $ 2,388,052
                                                   ===========     ===========


See Notes to Financial Statements.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                        Years ended         Cumulative
                                                        December 31,          During
                                                -------------------------   Development
                                                   2 0 0 1       2 0 0 0       Stage
                                                ------------  -----------  ------------
Revenue                                         $         --  $        --  $         --
                                                ------------  -----------  ------------

Operating Expenses:
   Salaries and Wages Including Related Taxes        631,479      190,541       822,020
   Legal and Professional                            217,404      393,405       610,809
   Marketing and Promotion                           193,324      213,243       406,567
   Consulting Fees                                    29,434           --        29,434
   Consulting Fees - Related Party                        --      221,162       221,162
   Depreciation                                       46,552       23,276        69,828
   Rent - Related Party                               38,974        6,413        45,387
   Other General and Administrative Expenses         311,471      147,211       458,682
   Research and Development Cost                          --       10,000        10,000
   Non-Cash Employee Compensation                  6,367,966           --     6,367,966
   Non-Cash Consulting Fees                       16,278,718           --    16,278,718
   Non-Cash Consulting Fees - Related Party        3,585,000           --     3,585,000
   Non-Cash Financing Costs                           92,956           --        92,956
                                                ------------  -----------  ------------

   Total Operating Expenses                       27,793,278    1,205,251    28,998,529
                                                ------------  -----------  ------------

   Operating Loss                                (27,793,278)  (1,205,251)  (28,998,529)
                                                ------------  -----------  ------------

Other Expenses:
   Other Expense                                    (694,982)          --      (694,982)
   Interest Expense                                   (8,982)          --        (8,982)
                                                ------------  -----------  ------------

   Total Other Expenses                             (703,964)          --      (703,964)
                                                ------------  -----------  ------------

   Loss Before Income Taxes                      (28,497,242)  (1,205,251)  (29,702,493)

Income Taxes                                              --           --            --
                                                ------------  -----------  ------------

   Net Loss                                     $(28,497,242) $(1,205,251) $(29,702,493)
                                                ============  ===========  ============

Basic and Diluted Net Loss Per Common Share     $       (.17)     $  (.01)
                                                ============  ===========

Weighted Average Common Shares Outstanding       165,447,113  145,878,549
                                                ============  ===========

See Notes to Financial Statements.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
-----------------------------------------------------------------------------------------------------------------------------------

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY [DEFICIT]
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Deficit
                                                Series D                                               Accumulated
                                             Preferred Stock          Common Stock        Additional     in the        Total
                                           --------------------  -----------------------    Paid-in    Development  Stockholders'
                                             Shares     Amount      Shares      Amount      Capital       Stage        Equity
                                           ----------  --------  -----------  ----------  -----------  -----------  -------------
Balance - December 31, 1999                 5,000,000  $ 50,000   94,000,000  $  940,000  $  (543,156) $        --  $     446,844

October 2000 - Acquired Equity of
   Shell in Stock Acquisition                      --        --    6,066,466      60,665     (834,385)          --       (773,720)
October 2000 - Retirement of Common
   Stock in Lieu of Debt Paid by
   Related Party                                   --        --     (340,000)     (3,400)       3,400           --             --
November 2000 - Conversion
   of Preferred Stock to Common Stock      (5,000,000)  (50,000)  50,000,000     500,000     (450,000)          --             --
December 2000 - Issuance of Common
   Stock in Private Placement Transaction          --        --    5,193,181      51,932    3,093,176           --      3,145,108
Net Loss                                           --        --           --          --           --   (1,205,251)    (1,205,251)
                                           ----------  --------  -----------  ----------  -----------  -----------  -------------

Balance - December 31, 2000                        --        --  154,919,647   1,549,197    1,269,035   (1,205,251)     1,612,981

February 2001 - Issuance of Common
   Shares in Private Placement
   Transactions                                    --        --       38,460         385       24,615           --         25,000
February 2001 - Issuance of Stock Options
   for Consulting Services                         --        --           --          --    2,985,000           --      2,985,000
March 2001 - Issuance of Common Shares
   in Private Placement Transactions               --        --      101,500       1,015      100,485           --        101,500
March 2001 - Shares Pledged for
   Consulting Costs                                --        --           --          --    9,200,880           --      9,200,880
April 2001 - Issuance of Common
   Stock and Affiliate-Owned Company
   Common Stock for Consulting Costs               --        --    2,000,000      20,000    3,129,375           --      3,149,375
                                           ----------  --------  -----------  ----------  -----------  -----------  -------------

Totals - Forward                                   --  $     --  157,059,607  $1,570,597  $16,709,390  $(1,205,251) $  17,074,736

See Notes to Financial Statements.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
----------------------------------------------------------------------------------------------------------------------------------

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY [DEFICIT]
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Deficit
                                                Series D                                               Accumulated
                                             Preferred Stock          Common Stock        Additional     in the         Total
                                           --------------------  -----------------------    Paid-in    Development   Stockholders'
                                             Shares     Amount      Shares      Amount      Capital        Stage        Equity
                                           ----------  --------  -----------  ----------  -----------  ------------  -------------
Totals - Forwarded                                 --  $     --  157,059,607  $1,570,597  $16,709,390  $ (1,205,251) $  17,074,736

April 2001 - Cancellation of Shares Issued
   in Private Placement Transaction                --        --      (15,385)       (154)      (9,846)           --        (10,000)
April 2001 - Issuance of Stock Options
   to Employees                                    --        --           --          --    6,212,966            --      6,212,966
June 2001 - Issuance of Common Stock in
   Satisfaction of Liabilities and Payment
   of Professional Expenses                        --        --      405,550       4,055      271,445            --        275,500
June 2001 - Issuance of Common Stock for
   Payment of Technology and Consulting
   Costs                                           --        --    4,500,000      45,000    1,397,500            --      1,442,500
June 2001 - Issuance of Common Stock
   to Acquire Assignment of Contract               --        --      290,000       2,900      205,900            --        208,800
June 2001 - Issuance of Common Stock
   for Payment of Consulting Costs and
   Exercise of Stock Options                       --        --    2,500,000      25,000      590,000            --        615,000
August 2001 - Issuance of Warrants and
   Affiliate-Owned Company Common Stock
   for Consulting Costs                            --        --           --          --    3,024,796            --      3,024,796
September 2001 - Stock Options Exercised
   by Officers Pursuant to Employment
   Agreements                                      --        --   14,530,239     145,301           --            --        145,301
October 2001 - Issuance of Stock Options
   to Employees and Warrants and
   Affiliate-Owned Company Common
   Stock to Non-Employees for Financing
   and Consulting Costs                            --        --           --          --      696,850            --        696,850
November 2001 - Consulting Costs -
   Shares not Yet Issued                           --        --           --          --      240,000            --        240,000
December 2001 - Grant of Put Options               --        --   (8,566,113)    (85,662)  (3,462,311)           --     (3,547,973)
Net Loss                                           --        --           --          --           --   (28,497,242)   (28,497,242)
                                           ----------  --------  -----------  ----------  -----------  ------------  -------------

   Balance -  December 31, 2001                    --  $     --  170,703,898  $1,707,037  $25,876,690  $(29,702,493) $  (2,118,766)
                                           ==========  ========  ===========  ==========  ===========  ============  =============

See Notes to Financial Statements.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
-------------------------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------
                                                                Years ended          Cumulative
                                                                December 31,           During
                                                          -------------------------  Development
                                                            2 0 0 1       2 0 0 0       Stage
                                                          ------------  -----------  ------------
Cash Flows:
   Net Loss                                               $(28,497,242) $(1,205,251) $(29,702,493)
   Adjustments to Reconcile Net Loss to Net
     Cash Provided by [Used for] Operating Activities:
     Depreciation                                               46,552       23,276        69,828
     Non-Cash Employee Compensation                          6,367,966           --     6,367,966
     Non-Cash Consulting Fees                               16,278,718           --    16,278,718
     Non-Cash Consulting Fees - Related Party                3,585,000           --     3,585,000
     Non-Cash Financing Costs                                   92,956           --        92,956
     Write-Down of Investments                                 657,686           --       657,686
     Other                                                      32,500           --        32,500
   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Inventory                                                (6,716)    (553,623)     (560,339)
       Due from Escrow Accounts                                390,470     (435,470)      (45,000)
       Due from Affiliates                                     537,661     (232,981)      304,680
       Other                                                    39,120      (30,415)        8,705
     Increase [Decrease] in:
       Accounts Payable                                        159,703      240,732       400,435
       Accrued Liabilities                                     182,442       38,459       220,901
       Payroll and Taxes Payable                               398,627      125,800       524,427
                                                          ------------  -----------  ------------

   Net Cash - Operating Activities                             265,443   (2,029,473)   (1,764,030)
                                                          ------------  -----------  ------------

Investing Activities:
   Payments for Fixed Assets                                   (11,258)    (232,755)     (244,013)
   Payments for Technology                                    (432,640)    (112,263)     (544,903)
   Cash Received in Acquisition                                     --        1,109         1,109
   Advances Toward Pending Acquisition                              --     (402,724)     (402,424)
                                                          ------------  -----------  ------------

   Net Cash - Investing Activities                            (443,898)    (746,633)   (1,190,531)
                                                          ------------  -----------  ------------

Financing Activities:
   Net Proceeds from Issuance of Common Stock                  116,500    3,145,108     3,261,608
   Proceeds from Issuance of Convertible Debt                   35,953           --        35,953
   Exercise of Stock Options                                    15,000           --        15,000
   Payment of Loans Payable                                         --     (100,000)     (100,000)
   Debt Restructuring                                               --     (255,804)     (255,804)
                                                          ------------  -----------  ------------

   Net Cash - Financing Activities                             167,453    2,789,304     2,956,757
                                                          ------------  -----------  ------------

   Net [Decrease] Increase in Cash                             (11,002)      13,198         2,196

Cash - Beginning of Years                                       13,198           --            --
                                                          ------------  -----------  ------------

   Cash - End of Years                                    $      2,196  $    13,198  $      2,196
                                                          ============  ===========  ============
See Notes to Financial Statements.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
-------------------------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------
                                                                Years ended          Cumulative
                                                                December 31,           During
                                                          -------------------------  Development
                                                            2 0 0 1       2 0 0 0       Stage
                                                          ------------  -----------  ------------
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
     Interest                                             $        673  $        --  $        673
     Income Taxes                                         $         --  $        --  $         --

Supplemental Disclosures of Noncash
Investing and Financing Activities:
   During the year ended December 31, 2001:
     The Company issued the following:
                                                          Issued for
                                               ---------------------------------
                                               Consulting   Employee  Financing
                                               ---------- ------------ ---------
                     Issued                     Services  Compensation   Costs
      ---------------------------------------- ---------- ------------ ---------

   1)  3,300,000   Shares of Common Stock      $2,743,500 $        -- $       --
      17,930,683   Stock Options                2,985,000   6,367,966         --
       3,317,309   Warrants                       599,796          --     92,956
                                               ---------- ----------- ----------

                                               $6,328,296 $ 6,367,966 $   92,956
                                               ========== =========== ==========
   2)  4,500,000   Shares of Common Stock for:
                                            Equipment Deposits        $  752,500
                                            Technology                   590,000
                                            Consulting Agreements (of
                                             which $33,333 is Prepaid
                                             at December 31, 2001)       100,000
                                                                      ----------
                                                                      $1,442,500
                                                                      ==========

   3)    395,550 Shares of Common Stock for the payment of $276,900 of debt.

     Additionally, the following transactions occurred in 2001:

     1) Options to purchase 14,530,239 shares of common stock were exercised by a related party and the amount of $145,301 was offset against the amount due to affiliates.

     2) A related party transferred 14,237,500 shares of Company common stock owned by him to non-affiliated entities for legal fees of $25,000 and consulting costs of $4,027,875. The amount of $4,052,875 was recorded as additional paid-in capital.

     3) The Company entered into stock put agreements with several individuals owning 8,566,113 shares of Company common stock. As a result, $3,547,973 was reclassified as "Common Stock Subject to Repurchase" from equity.

     4) The Company entered into a consulting agreement and recorded a non-cash expense of $240,000 which was the fair value of common stock issuable by the Company per the agreement. Such shares were not issued as of December 31, 2001 and the total amount of $240,000 was credited to additional paid-in capital.

     5) The Company, through its CEO, pledged shares of common stock to be issued for various consulting services. The Company recorded a non-cash charge to expense of $9,200,880 which was equal to the fair value of such shares at the time they were pledged. Such shares were not issued as of December 31, 2001 and the total amount of $9,200,880 was credited to additional paid-in capital.

During the year ended December 31, 2000, the predecessor company, Regenesis, issued options to purchase 216,000 shares of common stock for consulting services which were valued at $10,800.

See Notes to Financial Statements.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[1] Description of Business

Organization - FuelNation, Inc. was organized under the laws of the State of Florida on July 6, 1993 under the name International Pizza Corporation. On October 30, 1995, the Company changed its name to QPQ Corporation, and on November 4, 1997, changed its name to Regenesis Holdings, Inc. On October 17, 2000, the Company changed its name to FuelNation, Inc.

Description of Development Stage Activities - FuelNation, Inc. [the "Company" or "FuelNation"], a Florida corporation, located in Davie, Florida has been in the development stage since its reorganization on October 13, 2000. It is primarily staged in the development of a proprietary software system which collects and measures data dealing with liquid fuel.

Reorganization - The financial statements as of and for the year ended December 31, 2000 give effect to the acquisition agreement [the "agreement"] of FuelNation, Inc. [formerly Regenesis Holdings, Inc. ["Regenesis"] with Triad Petroleum, LLC ["Triad"]. The closing date of the agreement was October 13, 2000, however, for accounting purposes the transaction is treated as being effective September 30, 2000. In connection with the agreement, Regenesis issued 94,000,000 shares of common stock and 5,000,000 shares of newly designated Series D preferred stock, convertible into 50,000,000 shares of common stock to the members of Triad. As a result of the agreement, the members of Triad will own approximately 96% of the outstanding common stock of Regenesis. For accounting purposes, the agreement is being recorded as a recapitalization with the members of Triad as the acquirers. The 94,000,000 shares of common stock and 5,000,000 shares of Series D preferred stock are shown as outstanding for all periods presented in the same manner as for a stock split. In November 2000, the 5,000,000 share of Series D preferred stock were converted into 50,000,000 shares of common stock. The members of Triad relinquished their entire rights and ownership in the technology of the proprietary computer and software system [the "Technology"] in exchange for such shares. The financial statements of the Company reflect the results of operations of the development stage operations of the Technology acquired from Triad and Regenesis from October 13, 2000 through December 31, 2001. The financial statements prior to October 13, 2000 reflect the development stage operations of the Technology acquired from Triad. Pro forma information on this transaction is not presented as, at the date of this transaction, Regenesis is considered a public shell and accordingly, the transaction will not be considered a business combination. Concurrent with the transaction, Regenesis Holdings, Inc. changed its name to FuelNation, Inc. No adjustment of assets to "fair value" has been recorded.

[2] Summary of Significant Accounting Policies

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased. The Company had no cash equivalents as of December 31, 2001.

Inventory - Inventory consists of technological components which will be used in the Company's operations. Inventory is stated at the lower of cost [determined by the First In, First Out ["FIFO"] method] or market.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #2
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies [Continued]

Property and Equipment and Depreciation - Expenditures for improvements and additions are capitalized at cost while expenditures for normal repairs and maintenance are charged against income as incurred. Depreciation and amortization are provided primarily using the straight-line method over estimated useful lives as follows:

Office Furniture and Equipment                 5 Years
Computer Equipment                             5 Years

During  2001  and  2000,   depreciation   expense   was  $46,552  and   $23,276,
respectively.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash with a high credit quality financial institution, and as a result feels its exposure to such credit risk is limited. At December 31, 2001, the Company had no amounts in the financial institution in excess of FDIC insurance limits.

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

Impairment - Long-lived assets of the Company are reviewed at least annually as to whether their carrying value has become impaired pursuant to Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No 121 requires long-lived assets, if impaired, to be remeasured at fair value, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives.

Capitalized Technology Costs - Capitalization of technology costs, including computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company's technology is generally based upon achievement of a detail program design free of high risk development issues. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized technology costs requires considerable judgement by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technology.

Amortization of capitalized technology costs commences when the related products become available for general release to customers. Amortization is provided on a product by product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or
(b) the straight-line method over the remaining estimated economic life of the product.

The Company periodically performs reviews of the recoverability of such capitalized technology costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable technology net realizable value, any remaining capitalized amounts are written off.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #3
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies [Continued]

Capitalized Technology Costs [Continued] - Information related to capitalized technology costs applicable to continuing operations is as follows:

                                                      Years ended
                                                      December 31,
                                                ------------------------
                                                  2 0 0 1      2 0 0 0
                                                -----------  -----------

Beginning of Year                               $   559,107  $        --
Capitalized                                       1,022,640      559,107
                                                -----------  -----------

   Totals                                       $ 1,581,747  $   559,107
   ------                                       ===========  ===========

Advertising Expense - It is the Company's policy to expense advertising costs as incurred. Advertising expense in 2001 and 2000 was $193,324 and $213,243, respectively.

Income Taxes - Pursuant to SFAS No. 109, "Accounting for Income Taxes," income tax expense [or benefit] for the year is the sum of deferred tax expense [or benefit] and income taxes currently payable [or refundable]. Deferred tax expense [or benefit] is the change during the year in a company's deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income [Loss] Per Share - Basic earnings [loss] per share is computed by dividing income [loss] available to common stockholders by the weighted average number of common shares outstanding during the period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on per share amounts [i.e., increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The Company's options and warrants were not included in the computation of loss per share for 2001 and 2000 because to do so would have been antidilutive for these years. See Note 10 for a detail of options and warrants that could potentially dilute future earnings per share.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #4
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies [Continued]

Stock-Based  Compensation  - The Company  follows  Accounting  Principles  Board
Opinion No. 25, "Accounting for Stock Issued to Employees" [APB No. 25] with regard to the accounting for its employee stock options. Under APB No. 25, compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant. The Company applies the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to non-employee stock-based compensation and the pro forma disclosure provisions of SFAS No. 123 to employee stock-based compensation.

[3] Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the financial statements, the Company is in the development stage, has a working capital deficiency and has suffered significant losses. These factors, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans for the Company to raise capital to fund operations through equity and/or debt financing. It is not possible to predict at this time the success of management's efforts to raise capital.

[4] Related Party Transactions

The Company has borrowed monies from related parties to fund operations. In 2001, the Company borrowed approximately $393,000 from Fuel America LLC ["Fuel America"], an entity controlled by the Chairman of the Board/Chief Executive Officer ["CEO"]. In October 2001, the CEO exercised options to purchase 14,380,239 shares of common stock at an exercise price of $.01 per share [See
Note 10 for compensation expense related to issuance of these options]. The proceeds of $143,802 were used to reduce the amount due to Fuel America. Also, in 2001, a Company loan payable of $30,000 was settled by the CEO issuing shares of Company common stock owned by him to the loanholder. The loan amount of $30,000 was offset against the amount due to Fuel America. At December 31, 2001, the balance owed Fuel America was $219,486. Currently, there are no interest or repayment terms for the debt and it is treated as if due on demand.

In 2001, the CEO transferred 14,237,500 shares of common stock owned personally by him to several non-affiliated entities for consulting and professional services incurred by the Company. The Company recorded a non-cash charge to operations in 2001 of $4,052,875 for such services which represented the fair value of such stock when transferred. This amount was credited to additional paid-in capital. The CEO has agreed to accept shares of common stock equal to the number of shares he transferred to pay the Company's expenses.

The Company entered into two separate agreements for consulting services with an entity controlled by a director of the Company. Pursuant to such agreements this entity was paid approximately $221,000, was issued 1,000,000 shares of common stock and was granted options to purchase 1,500,000 shares of common stock at an exercise price of $.01. The 1,500,000 options were exercised in 2001. The Company incurred a non-cash charge to operations of $3,585,000 related to the stock issuances and options granted.

The Company shared office space with Triad, who together leased such facility from an entity controlled by a principal stockholder of the Company. The lease expired in the fourth quarter of 2001 and since then rent was on a month-to-month basis until March 2002 when the Company vacated these premises. Rent expense amounted to $38,974 and $6,413 in 2001 and 2000, respectively.

The Company, through its CEO, pledged shares of common stock to be issued for various consulting services. The Company recorded a non-cash charge to expense of $9,200,880 which was equal to the fair value of such shares at the time they were pledged. Such shares were not issued as of December 31, 2001 and the total amount of $9,200,880 was credited to additional paid-in capital.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #5
--------------------------------------------------------------------------------

[5] Convertible Debt

In October 2001, the Company borrowed approximately $36,000 from four (4) individuals and issued 9% convertible subordinated promissory notes [the "Notes"], which are due by September 30, 2002 and are convertible into 258,654 shares of the Company's common stock (a rate of one share of common stock for each $0.139 principal amount of notes). Additionally, the Company issued stock purchase warrants to the noteholders, which entitled the noteholders to purchase 517,309 shares of common stock at an exercise price of approximately $.15 per share. The warrants were issued at twice the conversion rate of the common stock (two warrants for each $0.139 principal amount of notes). The notes are shown net of a discount of approximately $30,000 which represents the fair value assigned to the warrants that were issued. The discount is being amortized over the life of the debt. Amortization amounted to approximately $7,500 in 2001, and is charged to interest expense. Unamortized discount at December 31, 2001 is approximately $22,500.

[6] Payroll and Taxes Payable

The Company has primarily funded its payroll costs through borrowing from related parties [See Note 4]. Payroll taxes have become delinquent since the second quarter of 2001. These liabilities which include penalties and interest through December 31, 2001 amount to $524,427. Penalties (to the maximum limits) and interest will accrue on such payroll tax liabilities, as well as additional payroll tax liabilities incurred subsequent to December 31, 2001, until paid. The CEO has deferred payment of approximately $98,000 of his salary as of December 31, 2001.

[7] Common Stock Subject to Repurchase

In June 2001, the Company issued 4,500,000 shares of the Company's common stock as consideration for equipment deposits and consulting services valued at $1,442,500. Additionally, in April 2001, the CEO transferred 2,687,500 shares of Company common stock owned by him valued at $1,209,375 to the same entity. In December 2001, the Company entered into an agreement ["Put Option"] to repurchase all such stock at a price of $.65 per share [an aggregate of $4,671,875] at the option of the holders. The Company does not expect the Put Option to be exercised in the near term and has valued them at the fair market value of the common stock when issued [$2,651,875]. The CEO has agreed to accept shares of common stock equal to the number of common shares he transferred to pay the Company's expenses.

In December 2001, the Company entered into an agreement ["Put Agreement"] to repurchase 568,462 and 810,151 shares of Company common stock from two separate groups of individuals at a price of $.65 per share [an aggregate of $896,098] at the option of the holders. Such individuals had purchased their stock through the Company's Regulation D offering in December 2000 at the same price of $.65 as the Put Agreement. The amount of $896,098 has been reclassified from stockholders' equity to common stock subject to repurchase at December 31, 2001.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #6
--------------------------------------------------------------------------------

[8] Stockholders' Equity

Capital Stock - As of December 31, 2001, the Company is authorized to issue 370,000,000 shares of capital stock, of which 20,000,000 shares are classified as preferred stock, par value of $.01 per share, issuable in one or more series and 350,000,000 shares are classified as common stock, par value $.01.

In December 2000 and January 2001, the Company completed a private placement pursuant to Rule 506, Regulation D under the Securities Act of 1933, as amended, of 5,216,256 shares of common stock (5,193,181 shares in 2000 and 23,075 shares in 2001) at $.65 per share. The Company received net proceeds of approximately $3,160,000 ($3,145,000 in 2000 and $15,000 in 2001).

In March 2001, the Company sold 101,500 shares of common stock at $1.00 per share pursuant to an additional Regulation D offering.

During 2001, 3,300,000 shares of common stock were issued to various individuals for consulting services, which resulted in a non-cash charge to operations of $2,743,500, and 395,550 shares of common stock were issued for the payment of approximately $277,000 of debt.

During 2001, options to purchase 14,530,239 shares of common stock were exercised at $.01 per share by an officer of the Company (14,380,239) and a former officer of the Company (150,000).

Additionally in 2001, a consultant exercised options to purchase 1,500,000 shares of common stock at $.01 per share.

See Notes 4, 5, 7 and 10 for additional equity transactions.

[9] Income Taxes

An analysis of the components of income taxes is as follows:

                                                            Years ended
                                                            December 31,
                                                   ---------------------------
                                                      2 0 0 1       2 0 0 0
                                                   ------------  -------------
Current:
   Federal                                         $         --  $          --
   State                                                     --             --
                                                   ------------  -------------

   Totals                                                    --             --
                                                   ------------  -------------

Deferred:
   Federal                                                   --             --
   State                                                     --             --
                                                   ------------  -------------

   Totals                                                    --             --
                                                   ------------  -------------

   Totals                                          $         --  $          --
   ------                                          ============  =============

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #7
--------------------------------------------------------------------------------

[9] Income Taxes [Continued]

Income taxes for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                           Years ended
                                                           December 31,
                                                   ---------------------------
                                                      2 0 0 1       2 0 0 0
                                                   ------------  -------------

Computed Federal  Statutory Tax Benefit            $  9,687,000  $     410,000
Permanent Difference - Non-Deductible Expense        (8,962,000)            --
Valuation Allowance to Reduce Deferred Tax Asset       (725,000)      (410,000)
                                                   ------------  -------------

   Actual                                          $         --  $          --
   ------                                          ============  =============

The components of the net deferred tax asset and liability are as follows:

                                                           Years ended
                                                           December 31,
                                                   ---------------------------
                                                      2 0 0 1       2 0 0 0
                                                   ------------  -------------
Deferred Tax Assets - Current:
   Vacation Accrual                                $     15,000  $          --
   Valuation Allowance                                  (15,000)            --
                                                   ------------  -------------

   Current Deferred Tax Asset                      $         --  $          --
   --------------------------                      ============  =============

Deferred Tax Asset - Long-Term:
   Net Operating Loss Carryforward                 $  1,135,000  $     410,000
   Stock Options                                      2,165,000             --
   Valuation Allowance                               (3,300,000)      (410,000)
                                                   ------------  -------------

   Long-Term Deferred Tax Asset                    $         --  $          --
   ----------------------------                    ============  =============

Total valuation allowance increased by $2,890,000 and $410,000 in 2001 and 2000, respectively.

At December 31, 2001, the Company had approximately $3,325,000 of federal net operating tax loss carryforwards expiring at various dates through 2021. The Tax Reform Act of 1986 enacted a complex set of rules which limit a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result, the Company's utilization of its net operating loss carryforwards could be significantly limited.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #8
--------------------------------------------------------------------------------

[10] Stock Options and Warrants

In April and October 2001, the Company granted options to purchase 16,430,683 shares of Company common stock to 8 employees at an exercise price of $.01 per share. The Company incurred a non-cash charge to operations of $6,367,966, the fair value at date of grant, in connection with the issuance of such options. Also in February 2001, the Company issued options to purchase 1,500,000 shares of common stock at an exercise price of $.01 per share to an outside party for consulting services. The Company incurred a non-cash charge to operations of $2,985,000, the fair value at date of grant, related to these options. During 2001, 14,530,239 employee and 1,500,000 non-employee options were exercised.

In August and October 2001, the Company issued 3,317,309 stock purchase warrants with exercise prices ranging from $.15 to $2.50. Warrants to purchase 517,309 shares of common stock were issued in connection with convertible debt [See Note 5]. Warrants to purchase 2,500,000 and 300,000 shares of common stock were issued for consulting and financing costs and were valued at $599,796 and $92,956, respectively, the fair value at date of grant.

In 2000 the predecessor company, Regenesis, entered into a consulting agreement with Equity Group to provide certain services. These services were terminated with the merger. The services provided certain compensation to Equity Group. Options were granted to Equity Group to purchase 216,000 shares in 3 lots of 72,000 shares each to be exercised by March 7, 2005 at price per lot of; 1 lot at $2.50 per share, 1 lot at $5.00 per share, and 1 lot at $7.50 per share. No options have been exercised. The options were recorded at their estimated fair market value of $10,800. These options, as well as, 250,000 options issued in 1999 by Regenesis were recognized as outstanding and exercisable by the Company.

A summary of the changes in outstanding common stock options and warrants is as follows:

                                               Stock Options                  Warrants
                                      -----------------------------  ---------------------------
                                                   Weighted-Average             Weighted-Average
                                         Shares     Exercise Price     Shares    Exercise Price
                                      -----------  ----------------  ---------  ----------------
Balance - December 31, 1999               250,000  $           2.50         --  $             --

   Granted                                216,000              5.00         --                --
   Exercised                                   --                --         --                --
   Expired                                     --                --         --                --
                                      -----------  ----------------  ---------  ----------------

Balance - December 31, 2000               466,000              3.66         --                --

   Granted                             17,930,683               .01  3,317,309              1.17
   Exercised                          (16,030,239)              .01         --                --
   Canceled                                    --                --         --                --
                                      -----------  ----------------  ---------  ----------------

Balance Outstanding and Exercisable -
   December 31, 2001                    2,366,444  $            .73  3,317,309  $           1.17
                                      ===========  ================  =========  ================

The options and warrants granted during 2001 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

                                                     Number    Weighted-Average  Weighted-Average
                                                    Granted     Exercise Price      Fair Value
                                                   ----------  ----------------  ----------------
Options - Exercise Price is Less Than Stock Price  17,930,683  $            .01  $            .52
                                                   ==========  ================  ================

Warrants - Exercise Price is Less Than Stock Price    817,309  $            .15  $            .35
                                                   ==========  ================  ================

Warrants - Exercise Price Exceeds Stock Price       2,500,000  $           1.50  $            .24
                                                   ==========  ================  ================

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #9
--------------------------------------------------------------------------------

[10] Stock Options and Warrants [Continued]

The options granted during 2000 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

                                      Number  Weighted-Average  Weighted-Average
                                     Granted   Exercise Price      Fair Value
                                     -------  ----------------  ----------------
Exercise Price Exceeds Stock Price   216,000  $           5.00  $            .05
                                     =======  ================  ================

The following table summarizes information about stock options at December 31, 2001:

                  Outstanding and Exercisable Stock Options        Outstanding and Exercisable Warrants
                 -------------------------------------------  -------------------------------------------
                               Weighted-                                    Weighted-
                               ---------                                    ---------
                                Average         Weighted-                    Average         Weighted-
                                -------         ---------                    -------         ---------
     Range of                  Remaining         Average                    Remaining         Average
     --------                  ---------         -------                    ---------         -------
Exercise Prices    Shares   Contractual Life  Exercise Price   Shares    Contractual Life  Exercise Price
---------------  ---------  ----------------  --------------  ---------  ----------------  --------------
$.01 - $.01      1,900,444     6.41 Years     $          .01         --                    $           --
$.14595-$.1567          --                    $           --    817,309     4.38 Years     $          .15
$.50 - $1.50            --                    $           --  1,500,000     4.58 Years     $         1.00
$2.00 - $2.50      322,000     2.97 Years     $         2.50  1,000,000     4.58 Years     $         2.25
$5.00 - $7.50      144,000     3.17 Years     $          .01         --                    $           --
                 ---------                                    ---------
                 2,366,444                                    3,317,309
                 =========                                    =========

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options issued to employees in accounting for its stock option plans. Total compensation costs recognized for stock based employee compensation awards was $6,367,966 for the year ended December 31, 2001. There were no stock options issued to employees in 2000.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of stock options granted to employees used in determining pro forma amounts is estimated at $.39 during 2001.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #10
--------------------------------------------------------------------------------

[10] Stock Options and Warrants [Continued]

Pro forma information regarding net income or loss and net income or loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed under SFAS No. 123, Accounting for Stock Based Compensation. The fair value of options and warrants issued to non-employees, as well as, the pro forma amounts attributable to employee stock options is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                December 31,
                                                ------------
                                        2 0 0 1            2 0 0 0
                                        -------            -------

Risk-Free Interest Rate                  4.85%              5.15%
Expected Life                            5.67 Years         5 Years
Expected Volatility                      337.39%            338.65%
Expected Dividends                       None               None

The pro forma amounts are indicated below:

                                                            Years ended
                                                            December 31,
                                                               2 0 0 1
                                                               -------

Net Loss as Reported                                       $ (28,497,242)
Pro Forma Net Loss                                         $ (28,607,501)
Loss Per Share as Reported                                 $        (.17)
Pro Forma Loss Per Share                                   $        (.17)

[11] Commitments and Contingencies

Employment Contracts - The Company has employment contracts with several of its executives with various expiration dates through March 2004. One of the contracts is automatically renewed for two, two year periods. The agreements provide for annual salaries ranging from $90,000 to $240,000 per year. The aggregate commitment for future salary at December 31, 2001 was approximately $1,400,000. In accordance with these contracts, the executives were issued options to purchase 16,430,683 shares of the Company's common stock [See Note 10].

Operating Leases - The Company shared office space with Triad, who together leased such facility from an entity controlled by a principal stockholder of the Company. The lease expired in the fourth quarter of 2001 and since then rent was on a month-to-month basis until March 2002 when the Company vacated these premises. Rent expense amounted to $38,974 and $6,413 in 2001 and 2000, respectively.

The Company leases two facilities [one in Lexington, Kentucky and one in Manama, Bahrain] which house its data centers. Rent is on a month-to-month basis [$2,000
- Kentucky and $7,000 - Bahrain]. Fuel America has guaranteed all of the obligations in Bahrain [approximately $100,000 at December 31, 2001] on behalf of the Company pursuant to a written corporate guarantee and stock repurchase agreement.

Other - The Company has entered into several consulting and financial agreements for which it issued stock or granted options or warrants as non-refundable retainers. Primarily, these agreements have no future commitments unless some event, such as a financing, occurs.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #11
--------------------------------------------------------------------------------

[12] Litigation

In the normal course of business, the Company is exposed to a number of asserted and unasserted potential claims. Management, after review and consultation with counsel, believes it has meritorious defenses and considers that any liabilities from these matters would not materially affect the financial position, liquidity or results of operations of the Company.

[13] Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. In assessing the fair value of its cash and cash equivalents, and accounts payables and accrued expenses, management concluded that the carrying amount of these financial instruments approximates fair value because of their short maturities.

[14] Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board ["FASB"] approved SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ["SFAS No.144"]. The Statement requires that long-lived assets to be disposed of other than by sale be considered held and used until they are disposed of. SFAS No.144 requires that long-lived assets to be disposed of by sale be accounted for under the requirements of SFAS No.121. SFAS No.121 requires that such assets be measured at the lower of carrying amounts or fair value less cost to sell and to cease depreciation [amortization]. SFAS No.144 requires a probability-weighted cash flow estimation approach in situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range of possible future cash flow amounts are estimated. As a result, discontinued operations will no longer be measured on a net realizable basis, and future operating losses will no longer be recognized before they occur. Additionally, goodwill will be removed from the scope of SFAS No.144. As a result goodwill will no longer be required to be allocated to long-lived assets to be tested for impairment. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We are currently in the process of evaluating the effect this new standard will have on its consolidated financial position or results of operations.

On August 15, 2001, the FASB issued SFAS No.143, "Accounting for Asset Retirement Obligations ["SFAS No.143"]. SFAS No.143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No.143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity shall recognize the cumulative effect of adoption of SFAS No.143 as a change in accounting principle. The Company is not currently affected by this Statement's requirements.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #12
--------------------------------------------------------------------------------

[14] Recently Issued Accounting Standards [Continued]

In June 2001, the FASB issued SFAS No.141 ["SFAS 141"], "Business Combinations", and No. 142 ["SFAS 142"], "Goodwill and Other Intangible Assets", collectively referred to as the "Standards". SFAS 141 supersedes Accounting Principles Board Opinion [APB] No. 16, "Business Combinations". SFAS 141 (1) requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provides specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (3) requires that unamortized negative goodwill be written off immediately as an extraordinary gain. SFAS 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial
recognition.   SFAS  142  (1)  prohibits  the   amortization   of  goodwill  and
indefinite-lived  intangible  assets,  (2)  requires  testing  of  goodwill  and indefinite-lived intangible assets on an annual basis for impairment [and more frequently if the occurrence of an event or circumstance indicates an impairment], (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives. The provisions of the Standards also apply to equity-method investments made both before and after June 30, 2001. SFAS 141 requires that the unamortized deferred credit related to an excess over cost arising from an investment acquired prior to July 1, 2001 accounted for using the equity method [equity-method negative goodwill], must be written-off immediately and recognized as the cumulative effect of a change in accounting principle. Equity-method negative goodwill arising from equity investments made after June 30, 2001 must be written-off immediately and recorded as an extraordinary gain. The adoption of SFAS 141 did not have a material impact on the Company's consolidated financial statements. The Company will adopt SFAS 142 on January 1, 2002. The Company does not believe that the adoption of the SFAS 142 will have a significant impact on its results of operations or financial position.

The FASB is also considering the rescission of SFAS 4, "Recording Gains or Losses for Extinguishment of Debt." When finally issued, the pronouncement may prohibit classification of such gains or losses as extraordinary items.

[15] Subsequent Events

The Company is currently negotiating a $330,000,000 taxable municipal bond issuance which is subject to the Company raising certain commitment and application fees, as well as, the approval of the application.

On January 9, 2002, the Company signed a non-binding letter of intent to purchase a petroleum marketer in the southeast United States. As part of the letter of intent the Company agreed to enter into a non-disclosure agreement pertaining to the release of the name or any information on this acquisition until the Company receives its firm commitment on the bond funding or written consent from the seller. The terms of the acquisition are currently being negotiated.

In March 2002, the Company moved its principal place of business from Boca Raton, Florida to Davie, Florida. The Company entered into a lease agreement through September 2004 with a base monthly rent of $990.



                               . . . . . . . . . .

                                      F-20
                                                                              52

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     On February 1, 2002, Sellers & Associates, P.C., our independent accountant for our most recent fiscal year, resigned. Our financial statements for the last fiscal year prepared by Sellers & Associates, P.C. contained a going concern opinion.

     Also on February 1, 2002, we engaged the accounting firm of Moore Stephens P.C. independent public accountants, to audit our fiscal year ended December 31, 2001 and 2000, as well as future financial statements, to replace the firm of Sellers & Associates, P.C., which was the independent public accountant as reported in our Form 10-KSB/A for the fiscal year ended December 31, 2000, as filed with the Securities & Exchange Commission. This change in independent accountants was approved by our Board of Directors.

     There were no disagreements within the last fiscal year and subsequent periods with Sellers & Associates, P.C., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement(s), if not resolved to the satisfaction of Sellers & Associates, P.C., would have caused that firm to make reference in connection with its reports to the subject matter of the disagreement(s) or any reportable events.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The following table sets forth the names, positions with our Company and ages of our executive officers and directors as of December 31, 2001. Our directors will be elected at our annual meeting of stockholders. One half of the total number of directors is elected at each annual meeting, and, therefore, each director serves for two years or until his successor is elected and qualifies. The Board elects officers and their terms of office are, excepting to the extent governed by employment contract, at the discretion of the Board.

     The directors and officers of our Company as of the date of this Report are as follows:

         Name                       Age            Position
-------------------------------     ---    ------------------------

Christopher R. Salmonson            36     Chief Executive Officer,
                                           President & Director

Shaikh Isa Mohammed
    Isa AlKhalifa                   63     Director

         Name                       Age            Position
-------------------------------     ---    ------------------------

Edwin F. Ruh                        47     Director

William C. Schlecht                 37     Director

John Leta                           36     Chief Technology Officer

Trevor Klein                        42     VP of Finance

Resumes:

     Christopher R. Salmonson has served as our President and a member of our Board of Directors since October 2000. Since 1993, Mr. Salmonson has engaged in a multi-faceted career specializing in international business and finance, primarily operating out of: The Peoples Republic of China; Jakarta, Indonesia; Manila, Philippines; and the Middle East (including Manama, Bahrain and Riyadh, Saudi Arabia). Mr. Salmonson has experience in matters concerning trade and project finance, international negotiations, and Chinese and Indonesian currency conversion efforts. Since 1994, Mr. Salmonson has been employed as a financial advisor to the ruling family of Bahrain. Since 1997, Mr. Salmonson has served as a licensed mortgage broker with Circle Mortgage Corporation, one of the largest privately held mortgage banking companies in the State of Florida. As a result of being a named-defendant in a multi-party multi-jurisdiction international lawsuit commenced by the government of Venezuela and/or its representatives, Mr. Salmonson filed for protection under the United States Bankruptcy Code, in the Bankruptcy Court for the Southern District of Florida (Broward), [Index No. 96-20435] on or about February 1, 1996. No judgment was ever obtained against Mr. Salmonson in such actions and the lawsuit was ultimately discontinued. However, Mr. Salmonson filed for bankruptcy protection in order to mitigate the enormous legal expenses that he was incurring and was projected to incur as the various litigations continued through extensive deposition and discovery. On May 26, 1998, Mr. Salmonson received a full discharge from Federal bankruptcy court. He devotes substantially all of his business time to our company.

     Shaikh Isa Mohammed Isa AlKhalifa was appointed as a director of our company in November 2000. In addition, he is a member of the ruling family of Bahrain. From 1988 to 1994, he served as the Bahrainian ambassador to Saudi Arabia. Since 1994 until the present, Shaikh Isa Mohammed Isa AlKhalifa has managed several companies engaged primarily in business management, financial services and management consulting. Shaikh Isa Mohammed Isa AlKhalifa's companies have operations in Bahrain and throughout the Middle East. He holds degrees in petroleum and chemical engineering. He devotes only such time as necessary to the business of our company, which time is not expected to exceed 10% of his business time.

     Edwin F. Ruh, director, has served as a member of our Board of Directors since August 2000. From 1995 to 1998, Mr. Ruh was Managing Director of Gerken Capital Associates, a private investment bank, and General Partner to the Sino-Asia Industrial Equity Fund, a $200 million direct investment equity fund. Since 1998, Mr. Ruh has served as Chief Executive Officer of Adventure Assets, a globally-oriented, Internet-enhanced, sports and entertainment studio. Mr. Ruh received a Masters of Public Administration from Harvard University, a Masters degrees in Business Administration and Public Policy from the Heinz School, Carnegie Mellon University, a Master's Certificate in Materials Science from the University of Michigan and a Bachelor of Science in Biomedical Engineering from Pennsylvania State University. He devotes only such time as necessary to the business of our company, which time is not expected to exceed 10% of his business time.

     William C. Schlecht, director, has served as a director of our company since April 2001. Since December 1998, Mr. Schlecht has been the general manager and a principal in Summit Body and Equipment, a privately held company that specializes in the manufacture of custom and high volume van bodies and specialty trailers. From June 1984 to December 1998, Mr. Schlecht served in the United States Army where he was a sergeant in charge of the battalion wheeled vehicles maintenance and operations, and oversaw the fleet of several hundred trucks and trailers and the mechanics responsible for their operation. He devotes only such time as necessary to the business of our company, which time is not expected to exceed 10% of his business time.

Key Employees

     John T. Leta, Chief Information Officer, assumed his position with us in April 2001. Mr. Leta manages all aspects of strategic planning and ongoing operations for our Global Information Technology. Previously, from 1987 to 1994, Mr. Leta worked for U.S. Communications/ASCOM Communications/Peoples Telephone as Vice President of Management Information Systems. From 1994 to March 2001, Mr. Leta was President of Gannon Systems/Automated.Solutions, Inc. Mr. Leta is knowledgeable and experienced in software design, development and integration, information access and utilization for business operational development. He has extensive experience in direction and coordination of field installations, service and repair. He has developed telephony automation software, significantly enhancing functional capabilities of operations, service and repair for field technicians. He has developed communications software, allowing daily access to and scanning of data from multiple phone manufacturers for the purpose of systems automation and integration, with an installed base of over 44,000 pay telephones nationwide. Mr. Leta received an Associate of Science degree from SUNY, Alfred State College in 1987. He devotes substantially all of his business time to our affairs.

     Trevor Klein, Vice President of Finance, assumed his position with us in October 2001. Mr. Klein immigrated to the United States from South Africa in 1986. From 1979 to 1986, Mr. Klein was employed as an accountant with Deloitte & Touche, where his last position was audit manager. In January 1990, Mr. Klein joined International Magnetic Imaging, Inc., a medical diagnostic imaging company located in Boca Raton, Florida, where he worked as financial controller until September 1998. From October 1998 through October 2001, Mr. Klein was
Chief Financial Officer for Online Gaming Systems, Inc., a public software development company. Mr. Klein, a Certified Public Accountant, received a Masters Degree in Accounting from the University of South Africa in 1985 and a Bachelor of Computer Science degree from the University of South Africa in 1984. He is a member of the American Institute of Certified Public Accountants. He devotes substantially all of his business time to our affairs.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table shows, for the years ended December 31, 2001 and 2000, the cash and other compensation paid by us to our Chief Executive Officer and to each of the executive officers of our Company who had annual compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE
                                                  Long Term Compensation
                                             ---------------------------------
                     Annual Compensation              Awards           Payouts
                   ------------------------  ------------------------  -------
                                                         Securities
                                     Other                  Under-                All
                                     Annual  Restricted     lying                Other
Name and                             Compen-    Stock      Options/     LTIP     Compen-
Principal           Salary    Bonus  sation    Award(s)      SARs      Payouts   sation
Position     Year     ($)      ($)    ($)        ($)         (#)         ($)       ($)
----------   ----  ---------  -----  ------  ----------  ------------  --------  -------
Chris        2000  $       0   none   none      none         none        none     none
Salmonson,   2001  $ 240,000   none   none      none     14,380,239(2)   none     none
President,
CEO &
Chairman(1)

John Leta(3) 2001  $ 101,000   none   none      none      1,000,000      none     none
-------------------------

(1) The employment agreement with our Chairman, Chief Executive Officer and President, Chris Salmonson provides for an annual base salary of $240,000, and stock options equal to 8% of the total amount of issued and outstanding stock. As of the date of this Report, $98,000 of his salary due Mr. Salmonson has been accrued.





(2)  In April 2001,  Mr.  Salmonson was granted  options to purchase  14,380,239 shares of our common stock pursuant to the terms of his Employment Agreement. This option was exercisable at a price of $.01 per share. He exercised these options in September 2001.

(3)  Mr. Leta joined our company in April 2001.

Employment Agreements

     In April 2001, we entered into employment agreements with Chris Salmonson, and James L. Wilson, our former CFO and on February 10, 2001, we entered into employment agreements with Daniel Willmott, John T. Leta, Kevin A. White and Michael D. Freudenberg. Mr. Wilmott, Mr. Leta, Mr. White and Mr. Freudenberg are computer engineers employed to development and maintain our technology, information systems and website. The employment agreements all provide for annual salaries ranging from $90,000/year to $130,000/year and also provide for three-year terms, with three of the agreements commencing retroactive to October or November of 2000.

     The employment agreement with our Chairman, Chief Executive Officer and President, Chris Salmonson provides for an annual base salary of $240,000, and stock options equal to 8% of the total amount of issued and outstanding stock. As of the date of this Report, $98,000 of the salary due Mr. Salmonson has been accrued.

     In October 2001 we entered into a two year employment agreement with Trevor Klein, our Vice President of Finance. This agreement provides for an annual salary of $125,000 per year.

     We have no established stock option plan as of the date of this Report, but expect to adopt one in the near future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by all our directors and officers. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                                                          Percent
Name and Address of           Amount and Nature of          of
Beneficial Owner(1)           Beneficial Ownership         Class
-------------------           --------------------        -------

Christopher Salmonson(2)          83,473,000(3)            46.0%
4121 SW 47th Ave.
Davie, Florida 33314

Robert Simmons                    65,000,000(4)            36.0%
222 N. Ocean Blvd.
Delray Beach, FL 33483

All Directors
and Officers as a
Group (4 persons)                 83,473,000               46.0%
-----------------------

(1) Unless otherwise noted, we believe that each of the persons named in the table have sole voting and dispositive power with respect to all the shares of our common stock beneficially owned by such person. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that warrants or options that are held by such person (but not those held by any other person) and that are exercisable within 60 days have been exercised.

(2)  Officer and/or director of our company.

(3) 61,380,000 shares held in the name of Fuel America, LLC, of which Mr. Salmonson and his wife are sole principals. Also includes 3,960,000 shares held by Triad Petroleum LLC.

(4) 65,000,000 shares held in the name of Rapture Holdings, Inc., of which Mr. Simmons is principal and sole shareholder.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have borrowed monies from related parties to fund our operations. In 2001, we borrowed approximately $393,000 from Fuel America LLC ("Fuel America"), an entity controlled by Mr. Salmonson, our Chairman of the Board/Chief Executive Officer ["CEO"]. In October 2001, Mr. Salmonson exercised options to purchase 14,380,239 shares of our common stock at an exercise price of $.01 per share. The proceeds of $143,802 were used to reduce the amount due to Fuel America. Also, in 2001, one of our loan payables of $30,000 was settled by Mr. Salmonson issuing shares of our common stock owned by him to the loan holder. The loan amount of $30,000 was offset against the amount due to Fuel America. At December 31, 2001, the balance owed Fuel America was $219,486.

Currently, there are no interest repayment terms for the debt and it is treated as if due on demand.

     In 2001, Mr. Salmonson transferred 14,237,500 shares of our common stock owned personally by him to several non-affiliated entities for consulting and professional services incurred by us. We recorded a non-cash charge to operations in 2001 of $4,052,875 for such services, which represented the fair value of such stock when transferred. This amount was credited to additional paid-in capital. Mr. Salmonson has agreed to accept shares of our common stock equal to the number of shares he transferred to pay these expenses.

     We entered into two separate agreements for consulting services with Veritas Venture Labs, LLC, an entity controlled by Mr. Ruh, one of our directors. Pursuant to such agreements this entity was paid approximately $221,000, was issued 1,000,000 shares of common stock and was granted options to purchase 1,500,000 shares of common stock at an exercise price of $.01. The 1,500,000 options were exercised in 2001. We incurred a non-cash charge to operations of $3,585,000 related to the stock issuances and options granted.

     During 2001, we shared office space with Triad, who together leased such facility from an entity controlled by one of our principal stockholders. The lease expired in the fourth quarter of 2001 and since then rent was on a month-to-month basis until March 2002 when we vacated these premises. Rent expense amounted to $38,974 and $6,413 in 2001 and 2000, respectively.

     During 2001, Mr. Salmonson, pledged shares of our common stock owned by him for various consulting services. We recorded a non- cash charge to expense of $9,200,880 which was equal to the fair value of such shares at the time they were pledged. Such shares were not issued as of December 31, 2001 and the total amount of $9,200,880 was credited to additional paid-in capital.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index to Exhibits

     2 Regenesis-Triad Share Sale and Contribution Agreement dated September 14, 2000(1)

     3.1      Articles of Incorporation of International Pizza
              Corporation(2)

     3.2      Bylaws of International Pizza Corporation(2)

     3.3      Amendment to Articles Incorporation, setting forth
              Designations, rights and preferences of Series A
              Preferred Stock(2)

     3.4 Amendment to Articles of Incorporation changing name to Regenesis Holdings, Inc.(2)

     3.5 Amendment to Articles of Incorporation, increasing authorized capital and setting forth designations, rights and Preferences of Series B and Series C Preferred Stock(3)

     3.6      Amendment to Articles of Incorporation, restating
              Designations, rights and preferences of Series C
              Preferred Stock(4)

     3.7      Amendment to Articles of Incorporation(5)

     3.8      Amendment to Articles of Incorporation(6)

     4.1      Warrant

     10.0 Triad-FuelNation Assignment & Assumption Agreement dated October 13, 2000(1)

     10.1 Trial-Regenesis Assignment and Assumption of License Agreement with Licensor(1)

     10.2     Employment Agreement with Christopher Salmonson(1)

     10.3     Employment Agreement with James L. Wilson(1)

     10.4     Consulting Agreement with EchoSat(7)

     10.5     Consulting Agreement with Veritas Venture(7)

     10.5     Employment Agreement with Paul Sapita(8)

     10.6     Restated Employment Agreement with Chris Salmonson(8)

     16.1     Letter of Resignation of Moore Stephens(9)

     16.2     Letter of Deloitte Touche(10)

     16.4     Letter of Resignation of Sellers $ Assoc.(11)

     17.1     Letter of Resignation of James L. Wilson(12)
---------------------

(1) Previously filed as an exhibit in the Company's Form 10-KSB/A1 for the fiscal year ended December 31, 2000.

(2) Previously filed as an exhibit in the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

(3) Previously filed as an exhibit in the Company's Form 8-K dated 02/18/99 February 18, 1999.

(4) Previously filed as an exhibit in the Company's Form 10-KSB for the fiscal year ended December 31, 1998.

(5) Previously filed as an exhibit in the Company's Form 10-QSB for the period ended June 30, 2000.

(6) Previously filed as an exhibit in the Company's Form 10-QSB for the period ended September 30, 2000.

(7) Previously filed as an exhibit in the Company's Registration Statement on Form S-8 dated June 14, 2001.

(8) Previously filed as an exhibit in the Company's Registration Statement on Form S-8 dated August 8, 2001

(9) Previously filed as an exhibit in the Company's Form 8-K dated January 19, 2001.

(10) Previously filed as an exhibit in the Company's Form 8-K/A1 dated April 25, 2001.

(11) Previously filed as an exhibit in the Company's Form 8-K/A1 dated February 7, 2002.

(12) Previously filed as an exhibit in the Company's Form 8-K dated December 12, 2001.

(b)  Reports on Form 8-K

     We did not file any reports on Form 8-K during the three month period ended December 31, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2002.

                                       FUELNATION INC.
                                       (Registrant)


                                       By:s/ Christopher R. Salmonson
                                          --------------------------------
                                          Christopher R. Salmonson,
                                          President, Chief Executive
                                          Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2002.



By:s/ Christopher R. Salmonson
   -------------------------------------------
   Christopher R. Salmonson, Director


By:s/ Shaikh Isa Monammed Isa AlKhalifa
   -------------------------------------------
   Shaikh Isa Mohammed Isa AlKhalifa, Director


By:s/ Edwin F. Ruh
   -------------------------------------------
   Edwin F. Ruh, Director


By:s/ William C. Schlecht
   -------------------------------------------
   William C. Schlecht, Director