Form 10QSB
period 2002-03-31
FUELNATION INC
filed 2002-05-15
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2002

                         Commission File Number: 1-12350



                                 FUELNATION INC.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)



                                     Florida
                                     -------
         (State or other jurisdiction of incorporation or organization)

                                   65-0827283
                                   ----------
                        (IRS Employer Identification No.)

                                4121 SW 47th Ave.
                                 Davie, Florida
                                 ---------------
                    (Address of principal executive offices)

                                      33314
                                   (Zip Code)

                                 (954) 587-3775
                                  -------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of May 15, 2002 was 180,522,772 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the three month period ended March 31, 2002, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS/PLAN OF OPERATION

     The following discussion should be read in conjunction with our unaudited Financial Statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

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

     We were incorporated under the laws of the state of Florida on July 6, 1993 under the name "International Pizza Corporation." We have had two other names and business plans since our incorporation, including QPQ Corporation and Regenesis Holdings, Inc. We changed our name to the current name in October 2000 and adopted the business plan described under "Plan of Operation" hereinbelow. In conjunction with our most recent name change, in October 2000 Triad Petroleum, LLC ("Triad") and Triad's owners as a group, acquired 96% interest in our company pursuant to the terms of a Share Sale and Contribution Agreement in exchange for the assignment of all of the rights, title, interest, marketing rights, patent rights, royalty rights, and any other rights in the Intellectual Property and technology, and any related trademarks and service marks (or applications made thereby) Triad may have had with regard to said Intellectual Property.

     As a result, we currently are a development stage company which provides real time e-commerce communications and energy services. We are engaged in advanced technology and services solutions for the petroleum marketing industry, including oil companies, marketers, transports, gas stations and convenience stores worldwide, and the development of one of the world's most integrated communications platforms for the petroleum industry. We use Broadband that delivers data to remote stations at speeds reaching 45Mbps, satellite technology, global positioning system (GPS) with real-time tracking and path logging of delivery vehicles. We have developed the R2RSM communications technology which allows multiple point of sales, tank monitors, global positioning system, VSAT, wireless PDA devices, Internet phones, automated teller machines, back office software, price signs and numerous other equipment manufacturers to integrate and exchange data in an open architectural environment.

     The following information is intended to highlight developments in our operations, to present our results of operations to date, our plan of operation, to identify key trends affecting our business and to identify other factors affecting our business for the three month periods ended March 31, 2002 and 2001.

Results of Operations

     Comparison of Results of Operations for the three month periods ended March 31, 2002 and 2001

     We generated no revenues during the three month periods ended March 31, 2002 and 2001 and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless and until we begin marketing our technology or otherwise acquire an existing entity which generates revenues and profits.

     Selling, general and administrative expenses were $423,305 for the three months ended March 31, 2002, compared to $462,234 for the three months ended March 31, 2001. The expenses incurred during the three month period ended March 31, 2002 arose primarily from salaries and wages ($188,171), professional and consulting fees ($85,766), non-cash employee compensation ($87,693) and other general and administrative expenses ($57,850). These expenses decreased by 8% in 2002 over the same period in 2001, mainly due to a decrease in the professional and consulting fees and the general and administrative expenses. The expenses decreased by management streamlining costs and reducing overhead, including our moving our principal place of business during the applicable period. We also incurred increased interest expense of $8,440 during the three month period ended March 31, 2002, as compared to interest expense of $1,308 for the comparable period in 2001. As a result, we incurred a net loss of $431,745 for the three months ended March 31, 2002.

     We had a working capital deficiency of $1,409,590 as of March 31, 2002 and a deficit accumulated during our development stage thus far of approximately $30.1 million as of March 31, 2002. While no assurances can be provided, we do anticipate that, upon closing of the bond offering described herein, we expect to begin generating revenues and hope to be profitable by the end of 2002. See "Trends" below.

Plan of Operation

     Our objective is to be the leading worldwide provider of real- time e-commerce and business-to-business communications in the petroleum marketing industry. Our vertical integration strategy is to purchase existing petroleum marketers, transport companies, dealers and related facilities in key distribution markets.

     We intend to finance these purchases with the issuance and sale of taxable municipal bonds. We have been negotiating the issuance of $330 million of Taxable Municipal Bonds with the Town of Davie, Florida. We currently have prepared an application for the bond offering that requires us to pay a $660,000 commitment and application fee. We are also required to have a bank issue a cost of issuance and short fall letter of credit in the amount of approximately $9,900,000 which is refundable from the proceeds of the bond issue. As of the date of this Report, GunnAllen Financial our financial advisor, has brought an investor that has completed extensive due diligence on the proposed bond offering and has verbally agreed to escrow approximately $11 million for our company. These monies will be used to pay for the application and commitment fee in the amount of $660,000 and the cost of issuance and short fall letter of credit in the amount of approximately $9.9 million, as well as certain legal and underwriting fees. It is anticipated that the agreement for this $11 million, if acceptable terms are negotiated, should be executed in May 2002. However, there can be no assurances that agreeable terms will be reached, or that this matter will be successfully consummated.

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

Liquidity and Capital Resources

     At March 31, 2002, we had $2,157 in cash and a working capital deficiency of $1,409,590. For the three month period ended March 31, 2002, net cash used in operating activities was $152,126. This was primarily attributable to a net loss for the period of $431,745 and offset by non cash expense of $87,693 arising from an option granted to purchase shares of our common stock to Mr. Salmonson.

     Our ability to meet our future obligations in relation to the orderly payment of our recurring obligations on a current basis is totally dependent on our ability to commence generating revenues and attain a profitable level of operations, receive required working capital advances from our shareholders or obtain capital from outside sources.

     During the three months ended March 31, 2002 we borrowed approximately $154,754 from Fuel America LLC ["Fuel America"], an entity controlled by our Chairman of the Board/Chief Executive Officer, Christopher R. Salmonson. In February 2002, Mr. Salmonson exercised options to purchase 1,252,761 shares of our common stock at an exercise price of $.01 per share. The proceeds of $12,527 were used to reduce the amount due to Fuel America. At March 31, 2002, the balance owed Fuel America was $361,713. Currently, there are no interest repayment terms for the debt and it is treated as if due on demand.

     In October 2001, we borrowed approximately $36,000 from four (4) individuals and issued 9% convertible subordinated promissory notes, which are due by September 30, 2002 and are convertible into 258,654 shares of our common stock, at a rate of one share of common stock for each $0.139 principal amount of notes. Additionally, we issued stock purchase warrants to the noteholders, which entitled these noteholders to purchase 517,309 shares of our common stock at an exercise price of approximately $.15 per share. The warrants were issued at twice the conversion rate of our common stock (two warrants for each $0.139 principal amount of notes). The notes are shown net of a discount of approximately $30,000 which represents the fair value assigned to the warrants that were issued. The discount is being amortized over the life of the debt. Amortization amounted to approximately $7,631 for the three months ended March 31, 2002 and is charged to interest expense. Unamortized discount at March 31, 2002 is approximately $14,869.

     We have primarily funded our payroll costs through borrowing from related parties. Payroll taxes have become delinquent since the second quarter of 2001. These liabilities, which include penalties and interest through March 31, 2002, amount to $617,531. Penalties (to the maximum limits) and interest will accrue on such payroll tax liabilities, as well as additional payroll tax liabilities incurred subsequent to March 31, 2002, until paid. Mr.

Salmonson has deferred payment of approximately $153,384 of his salary as of March 31, 2002.

     Additional financings will be required in order to allow us to implement our business plan described herein. Our success is dependent upon our ability to raise additional capital. As of the date of this Report, we have been negotiating the issuance of $330,000,000 of Taxable Municipal Bonds. We currently have prepared an application for the bond offering that requires us to pay a $660,000 commitment and application fee. We are also required to have a bank issue a cost of issuance and short fall letter of credit in the amount of approximately $9,900,000 which is refundable from the proceeds of the bond issue. We have received a commitment for a cost of issuance and short fall letter of credit, subject to cash collateral. While no assurances can be provided, we are cautiously optimistic that the required cash collateral will be raised with the help of our financial advisor, GunnAllen Financial and the assistance of our potential purchasers, because the monies are held in escrow and the $9,900,000 is refundable from the proceeds of the bond issue. However, there can be no assurances that our efforts in this regard will be successful.

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

Trends

     We believe that we have now established the groundwork necessary to commence implementation of our business plan, including arranging for the capital necessary to accomplish our objectives, as well as establishing sufficient presence in the petroleum industry. While no assurances can be provided, we expect to begin generating revenues during this calendar year, upon the successful completion of our $330 million bond offering. However, until such time as we consummate the acquisitions of petroleum marketers and wholesalers, which is not expected to occur until the completion of the bond offering. While no assurances can again be provided, if our business plan described herein is successful, we expect to experience significant growth, including revenues and profitability, during the 2002 calendar year.

Inflation

     Although management expects that our operations will be influenced by general economic conditions once we commence generating revenues, we do not believe that inflation had a material effect on our results of operations during the three month period ended March 31, 2002.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There were no new legal proceedings filed or threatened involving our company during the three month period ended March 31, 2002.

ITEM 2. CHANGES IN SECURITIES.

     In February 2002, our CEO, Christopher Salmonson, exercised options to purchase 1,252,761 shares of our common stock at an exercise price of $.01 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     None

Subsequent Event

     In April 2002, the holders of a majority of our outstanding common stock approved the adoption of our 2002 Stock Option Plan, wherein we reserved an aggregate of 27,000,000 shares of our common stock for issuance under said Plan. This action was taken in accordance with the laws of the State of Florida.

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - none

     (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the three month period ended March 31, 2002.

                                 FUELNATION INC.
                          (A Development Stage Company)
                       (Formerly Regensis Holdings, Inc.)
                            CONDENSED BALANCE SHEETS
                                 March 31, 2002
                                   (Unaudited)

                          ASSETS
                          ------
CURRENT ASSETS:
   Cash                                                      $     2,157
   Inventory                                                     560,340

   Other                                                          17,961
                                                             -----------
Total Current Assets                                             580,458
                                                             -----------
FIXED ASSETS:
   Office Furniture and Equipment and Computer Systems,
     net of accumulated depreciation of $73,653                  173,027
                                                             -----------
OTHER ASSETS:
   Deposits on Equipment                                         752,500
   Technology                                                  1,581,747
                                                             -----------
Total Other Assets                                             2,334,247
                                                             -----------
Total  Assets                                                $ 3,087,732
                                                             ===========

           LIABILITIES AND STOCKHOLDERS' DEFICIT
           -------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                          $   583,996
   Accrued Liabilities                                           256,618
   Payroll and Taxes Payable                                     617,531
   Convertible Debt, net of unamortized discount of $14,869       20,690
   Due to Affiliates                                             361,713
   Other Payables                                                149,500
                                                             -----------
Total Current Liabilities                                      1,990,048
                                                             -----------

Commitments and Contingencies                                          -
                                                             -----------
Common Stock Subject to Repurchase,
8,566,113 Shares Issued and
Outstanding at March 31, 2002                                  3,547,974
                                                             -----------
STOCKHOLDERS' [DEFICIT]:
   Preferred Stock, $.01 par value, 20,000,000 shares
      authorized; none issued and outstanding                          -
   Common Stock, $.01 par value, 350,000,000 shares
      authorized; 171,956,659 issued and outstanding
      at March 31,2002                                         1,719,565
   Additional paid-in capital                                 25,964,383
   (Deficit) Accumulated in the Development Stage            (30,134,238)
                                                             ----------
Total Stockholders' [Deficit]                                 (2,450,290)
                                                             -----------
Total Liabilities and Stockholders' [Deficit]                $ 3,087,732
                                                             ===========

                             See Accompanying Notes

                                 FUELNATION INC.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc.)
                            STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2002
                                               For the Three Months Ended
                                                        March 31,         Accumulative in
                                                ------------------------  the Development
                                                    2002         2001           Stage
                                                -----------  -----------    ------------
Revenue                                         $         -  $         -    $          -
                                                -----------  -----------    ------------
Operating expenses:
   Salaries and wages including related taxes       188,171       92,836       1,010,191
   Consulting fees                                   19,456       75,000          48,890
   Consulting fees - related party                        -            -         221,162
   Legal and professional                            66,310      135,317         677,119
   Marketing and promotion                                -            -         406,567
   Rent - related party                                   -            -          45,387
   Depreciation                                       3,825       11,638          73,653
   Other general and administrative expenses         57,850      147,443         516,532
   Research and development cost                          -            -          10,000
   Non-Cash Consulting fees                               -            -      16,278,718
   Non-Cash Consulting fees - related party               -            -       3,585,000
   Non-Cash financing costs                               -            -          92,956
   Non - Cash Employee Compensation                  87,693            -       6,455,659
                                                -----------  -----------    ------------
Total operating expenses                            423,305      462,234      29,421,834
                                                -----------  -----------    ------------
Operating Loss                                     (423,305)    (462,234)    (29,421,834)

Other Income (Expense):
   Other Expense                                          -            -        (694,982)
   Interest expense                                  (8,440)      (1,308)        (17,422)
                                                -----------  -----------    ------------
Total other (expense), net                           (8,440)      (1,308)       (712,404)
                                                -----------  -----------    ------------
Net Loss                                        $  (431,745) $  (463,542)   $(30,134,238)
                                                ===========  ===========    ============
Basic and Diluted Net Loss per Common Share     $     (0.00) $     (0.00)
                                                ===========  ===========
Basic and Diluted Weighted Average Common
Shares Outstanding                              179,196,266  154,989,627
                                                ===========  ===========

                             See Accompanying Notes

                                 FUELNATION INC.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc)
                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)
                                                                                       Cumulative
                                                                                     The Development
                                                                 2002       2001           Stage
                                                             ----------  ----------  ---------------
Cash Flows from Operating Activities:
   Net loss                                                  $ (431,745) $ (463,542) $   (30,134,238)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation                                             3,825      11,638           73,653
         Non-Cash Employee Compensation                          87,693           -        6,455,659
         Non-Cash Consulting Fees                                     -      75,000       16,278,718
         Non-Cash Consulting Fees-Related Party                       -           -        3,585,000
         Non-Cash Financing Costs                                     -           -           92,956
         Write-Down of Investments                                    -           -          657,686
         Other                                                        -           -           32,500
        Amortization of Discount on Convertible Debt              7,631           -            7,631

         Changes in Assets and Liabilities:
         Inventory                                                    -      (1,933)        (560,339)
         Due from Escrow Accounts                                     -           -          (45,000)
         Due from Affiliates                                          -     (14,614)         304,680
         Other                                                   16,667     (55,165)          25,372
   Increase [Decrease] in :
         Accounts Payable                                        48,890     400,197          449,325
         Accrued Liabilites                                      21,809     (15,587)         242,710
         Payroll and Taxes Payable                               93,104      39,967          617,531
                                                             ----------  ----------  ---------------
                  Net cash used in operating activities        (152,126)    (24,039)      (1,916,156)
                                                             ----------  ----------  ---------------
Cash Flows from Investing Activities:
   Payments for Technology                                            -     (96,602)        (544,903)
   Payment for Fixed Assets                                      (2,667)     (3,460)        (246,680)
   Advances Toward Pending Acquisition                                -           -         (402,724)
   Cash Received in Acquisition                                       -           -            1,109
                                                             ----------  ----------  ---------------
                  Net cash used in investing activities          (2,667)   (100,062)      (1,193,198)
                                                             ----------  ----------  ---------------
Cash Flows from Financing Activities:
   Proceeds from issuance of common stock                             -     126,500        3,261,608
   Proceeds from Issuance of Convertible Debt                         -           -           35,953
   Payment of Loans Payable                                           -           -         (100,000)
   Debt Restructuring                                                 -           -         (255,804)
   Increase in loan to officers and stockholders                154,754           -          169,754
                                                             ----------  ----------  ---------------
                  Net cash provided by financing activities     154,754     126,500        3,111,511
                                                             ----------  ----------  ---------------
Net (Decrease) Increase in Cash                                     (39)      2,399            2,157

Cash, Beginning of Period                                         2,196      13,198                -
                                                             ----------  ----------  ---------------
Cash, End of Period                                          $    2,157  $   15,597  $         2,157
                                                             ==========  ==========  ===============
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest:                 $        -  $    1,308  $         1,308
                                                             ==========  ==========  ===============
   Cash paid during the period for Income Taxes:             $        -  $        -  $             -
                                                             ==========  ==========  ===============

Supplemental Schedule of Non Cash Investing and Financing Activities: Options to purchase 1,252,761 shares of common stock were excercised by a officer of the company and the amount of $ 12,527 was offset against the loan to officers and stockholders.

                             See Accompanying Notes

                                 FUELNATION INC.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc.)
                                 March 31, 2002
                                   (Unaudited)


Note 1. Basis of Presentation

     The accompanying unaudited financial statements of FuelNation Inc. (the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim period are not necessary indicative of results of operations for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2001.

     The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses and as of March 31, 2002, has a working capital deficiency of $1,409,590 and capital deficiency of approximately $30.1 million. Since October 2000, the Company has relied on financial support from equity financing and loans from affiliated entities. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

Note 2. Significant Accounting Policies

     The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the December 31, 2001 Form 10-KSB.

Note 3. Basic and Diluted Loss Per Share

Basic loss per share reflects the amount of loss for the period attributable to each share of common stock outstanding during the reporting period. Diluted loss per share reflects basic loss per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted loss per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on loss per share (i.e. reducing loss per share). The dilutive effect, if any, of outstanding options and warrants and their equivalents would be reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of operations and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. For the period from January 1, 2002 through March 31, 2002, and January 1, 2001 through March 31, 2001, the Company had outstanding warrants and stock options to purchase 5,683,753 shares of common stock at prices ranging from $0.01 to $7.50 per share and for the period from January 1, 2001 through March 31, 2001, the Company had outstanding warrants and stock options to purchase 466,000 shares of common stock at prices ranging from $2.50 to $7.50 per share.

                                 FUELNATION INC.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc.)
                                 March 31, 2002
                                   (Unaudited)

Note 3. Basic and Diluted Loss Per Share (Continued)

     For the three months ended March 31, 2002 and 2001, all of the Company's potential common shares were anti-dilutive and a dual presentation of loss per share is not required.

Note 4. Due to Affiliates

     During the three months ended March 31, 2002 the Company borrowed approximately $154,754 from Fuel America LLC ["Fuel America"], an entity controlled by the Chairman of the Board/Chief Executive Officer ["CEO"]. In February 2002, the CEO exercised options to purchase 1,252,761 shares of common stock at an exercise price of $.01 per share. The proceeds of $12,527 were used to reduce the amount due to Fuel America. At March 31, 2002, the balance owed Fuel America was $361,713. Currently, there are no interest repayment terms for the debt and it is treated as if due on demand.

Note 5. Payroll and Taxes Payable

     The Company has primarily funded its payroll costs through borrowing from related parties. Payroll taxes have become delinquent since the second quarter of 2001. These liabilities, which include penalties and interest through March 31, 2002, amount to $617,531. Penalties (to the maximum limits) and interest will accrue on such payroll tax liabilities, as well as additional payroll tax liabilities incurred subsequent to March 31, 2002, until paid. The CEO has deferred payment of approximately $153,384 of his salary as of March 31, 2002.

Note 6. Stockholders' Equity - Issuance of Common Stock

     In February 2002, the CEO was granted and exercised options to purchase 1,252,761 shares of common stock at an exercise price of $.01 per share. The Company incurred non-cash expense of $87,693.

Note 7. New Authoritative Accounting Pronouncements

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

     On April 30, 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements.

     Statement 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded.

                                 FUELNATION INC.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc.)
                                 March 31, 2002
                                   (Unaudited)

Note 7. New Authoritative Accounting Pronouncements (Continued)

     Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary.

     Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects.

     This Statement also makes technical corrections to exiting pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice.

     The Company is not currently affected by this Statement's requirements.

Item 8. Subsequent Events

In April 2002, the holders of a majority of the Company's outstanding common stock approved the adoption of the 2002 Stock Option Plan, wherein the Company reserved an aggregate of 27,000,000 shares of its common stock for issuance under said Plan. This action was taken in accordance with the laws of the State of Florida.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FUELNATION, INC.
                                        (Registrant)

                                        Dated: May 15, 2002



                                        By:s/ Christopher R. Salmonson
                                           -------------------------------
                                           Christopher R. Salmonson,
                                           President