Form 10KSB/A
period 2000-12-31
FUELNATION INC
filed 2002-08-09
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB A

                                 AMENDMENT NO.3

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                         Commission file number 1-12350


                                 FuelNation Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            Florida                                              65-0827283
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                                4121 SW 47th Ave.
                                 Davie, Florida
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                      33314
                                   ----------
                                   (Zip Code)

           1700 North Dixie Highway, Suite 125, Boca Raton, Fla 33432
           ----------------------------------------------------------
                 (Former Address of Principal Executive Offices)

                                 (954) 587-3775
                           ---------------------------
                           (Issuer's Telephone Number)

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

State issuer's revenues for its most recent fiscal year. $0.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: [$141,254,057]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 9, 2001 there were 161,433,208 shares of our common stock issued and outstanding.

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
Item 2.    Description of Property.......................................... 11
Item 3.    Legal Proceedings................................................ 12
Item 4.    Submission of Matters to a Vote of Security Holders.............. 12

PART II
Item 5.    Market for the Registrant's Common Equity and Related
               Stockholder Matters.......................................... 13
Item 6.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................... 13
Item 7     Financial Statements............................................. 17
Item 8.    Changes in and Disagreements on Accounting and Financial
               Disclosure................................................... 32

PART III
Item 9.    Directors, Executive Officers, Promoters and Control Persons,
               Compliance with Section 16(a) of the Exchange Act............ 33
Item 10.   Executive Compensation........................................... 35
Item 11.   Security Ownership of Certain Beneficial Owners and
               Management................................................... 36
Item 12.   Certain Relationships and Related Transactions................... 37

PART IV
Item 13.   Exhibits and Reports of Form 8-K................................. 38


SIGNATURES.................................................................. 39

FORM 10KSB/A AMENDMENT

On February 1, 2002, we engaged the accounting firm of Moore Stephens P.C. independent public accountants, to audit our fiscal year ended December 31, 2001 and 2000, as well as future financial statements, to replace the firm of Sellers & Associates, P.C., which was the independent public accountant as reported in our Form 10-KSB/A Amendment No.2 for the fiscal year ended December 31, 2000 and 1999 as filed with the Securities & Exchange Commission.

Moore Stephens P.C. is of the opinion that the Company's acquisition agreement with Regenis Holdings, Inc. for accounting purposes should be treated as a reverse merger and not as a business combination as originally reported. As a result thereof the Form 10KSB/A Amendment No.2 for the fiscal year ended December 31, 2000 is being amended to reflect the change in accounting treatment.


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

We believe that the value of our product is driven from many factors, including; economical installation, customizable, rapid scalability, 24 hour help desk, dependable hardware connection, no setup or programming at site, no equipment purchases, centralized and scalable main frame database, automated polling and populating of data from existing hardware, automated population of existing software, open architecture programming, real time reporting and many more. Our core operation's are fueled by the continued employment and retention of talented programmers and their abilities to write complex and multi-tasking code to speak to virtually all current data generating equipment, networks and software packages simultaneously. Our programmers have successfully written the programming code that communicates to most of the top hardware and software suppliers for this industry. During the past two years, we have installed our product for no charge at several well-established leading companies during the development process. In exchange for the companies working with us during our development process, our programmers have been granted complete access to their existing management, networks, supply chain, vendors, and service contractors for valuable industry knowledge and guidance. The access to the existing talent and knowledge to this industry has been indispensable for our development and eventual success in the industry. All of this development and valuable industry knowledge and guidance has lead us to the introduction of our service offering and the company's flagship product, a complete network management system from rack to retail ("R2R"(sm) ) that utilizes broadband and wireless technology. The remotely connected system, accessible via any web enabled device, allows oil producers, major oil companies, petroleum marketers, transports, convenience stores and major franchises to collect and integrate data from several pieces of equipment simultaneously, track deliveries with global positioning systems, forecast fuel inventory needs, manage electronic safe deposits, track detailed retail sales, automate rebates, enhance security and shrinkage controls, automate payroll functions, monitor product costs and adjust pricing in "real-time." The R2R(sm) solution increases profitability and reduces costs. We believe that our advantage lies in the multiple solutions achieved through the utilization of the non-proprietary programmable router which solves the hardware connectivity issue with a broadband satellite link-up connected to the tank monitors, point-of-sales cash registers, and many other data generating devices. The result is a seamless solution enabling efficient economic controls without the current manual administrative headaches.

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


We Have Been in the Development Stage Since our Reorganization in October 2000. We have generated no revenues and have a deficit accumulated during our development stage thus far of approximately $1.2 million as of December 31, 2000. We expect to incur additional losses during the time period we are reviewing and negotiating potential opportunities to grow our services and products.

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

Additional Financings will be Required. We are in discussions with investment bankers and others to provide or assist in providing additional financing. However, as of the date of this Report, we do not have any written commitments for any financing, and no assurance can be given that we will obtain any additional financing. The failure to infuse additional capital into our Company may force management to curtail marketing expenditures and product introductions, which may affect our ability to fully implement our business plan described herein.

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

Issuance of Future Shares May Dilute Investors Share Value. Our Articles of Incorporation, as amended, authorizes the issuance of 350,000,000 Common Shares, $.01 par value per share, and 20,000,000 Preferred Shares, $.01 par value per share. As of the date of this Report, there are 161,433,208 shares of Common Stock issued and outstanding. The future issuance of all or part of the remaining authorized Common Stock may result in substantial dilution in the percentage of Common Stock held by our then existing shareholders. Moreover, any Common Stock issued in the future may be valued on an arbitrary basis by our Board of Directors. The issuance of shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by investors, and might have an adverse effect on our trading market.

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

In connection with the closing of the Triad transaction, our former chairman of the Board of Directors, Russell Adler, placed approximately 1,260,000 shares of our common stock owned by him into an escrow account. The purpose of the escrow account was to ensure the satisfaction of certain of our pre-closing liabilities, as well as any claims asserted against us for the issuance of shares of our common stock (provided that such pre-closing liabilities or claims arise out of certain transactions entered into prior to October 13, 2000). On October 25, 2000, we used all of the proceeds of a $340,000 payment from Triad to satisfy a portion of such liabilities and, pursuant to the terms of the escrow agreement with Mr. Adler, we received 340,000 shares of our common stock for cancellation. Mr. Adler has the right to use any of these shares held in escrow to settle creditors claims at any time prior to our settling such claims. In addition, prior to our selling Mr. Adler's shares to a third party or using Mr. Adler's shares to settle claims, Mr. Adler has forty-eight hours to purchase such shares on the same terms and conditions as such third party sale, except for the $340,000 of claims that have been settled. As of December 31, 2000, an additional 410,000 shares were released from escrow in order to satisfy third party claims for our common stock. Approximately 500,000 shares remained in escrow. As of December 31, 2000, approximately $149,500 of liabilities of Regenesis remained outstanding that we are left to pay and settle.

In November 2000, Triad converted 5,000,000 shares of Series D Preferred Stock into 50,000,000 shares of common stock. In October 2000, we filed amendments to our Articles of Incorporation, changing our name to FuelNation Inc. and increasing the number of authorized shares of common stock to 350,000,000 shares from 100,000,000 shares and increasing the number of authorized shares of preferred stock to 20,000,000 shares from 10,000,000 shares. No changes were made to the par value per share of the common or preferred stock.

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

We have established strategic relationships with several of the service and equipment providers listed below. We either communicate with their equipment, software, jointly market certain clients together or use their services for our product offering. We hope and expect that our relationship with these entities will continue to be enhanced during 2001 and thereafter.

In February 2000, we entered into an agreement with Tower Communications, the parent company for Echosat, to jointly establish a new company. This new entity will engage solely in the business to provide for the installation of a satellite data transmissions, networks, together with a special box that will therefore enable the transmitting of information through the network to a main station. Accordingly, there will no longer be the need to have any computer technology at each point of sale system. As of the date of this Report, we have not yet formed this new company, but intend to establish this entity by July 2002. Information will be processed over the network for numerous purposes, including the following:

                  A. Reporting all sales.
                  B. Monitoring pricing of fuel.
                  C. Re-ordering of inventory.
                  D. Potentially providing numerous accounting functions,
                     including a general ledger
                  E. Credit card processing.

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

Intralight signed a marketing and licensing agreement with us in July 2000. There are currently 10 locations installed with Intralight and their clientele. We intend to aggressively market the clientele of Intralight during the end of the 2001 calendar year. We will not be showing income from this relationship until 2001.

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

Lantronix provides the hardware which allow us to connect to existing equipment. There is no exclusivity in our relationship with Lantronix, only non-compete and non-disclosure's relating to our programming code. We have enjoyed a very good working relationship with Lantronix and anticipate continuing our relations with them during 2001.

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

Together with Veeder-Root, we are jointly marketing the FuelNation solution to existing and potential Veeder-Root clients. Currently, we have jointly installed several beta sites at a large petroleum marketer in Tampa, Florida and have received notification to install additional sites. While no assurances can be provided, we expect this beta site and several other installations with Veeder-Root to begin generating revenues during 2001.

Subsequent Events

In March 2001, the Company signed a placement agent's retention agreement with Westminster Securities Corporation, 100 Park Avenue, New York, for an Underwritten Offering of up to $100,000,000 to be arranged through one of its institutional clients. The offering when committed to, would have a term of 24months from the date of the Registration Statement, and would provide for monthly draw-downs. Warrants would be issued to the purchaser numbering 4% of the commitment amount, in addition to other terms, conditions, and Underwriter's requirements. Once the transaction is consummated and is funding, the Company would compensate Westminster Securities Corporation under terms and conditions that are typical and customary for such transactions

Industry Analysis

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

To date, no other B2B ASP offers a comparable supply-chain industry tool to the petroleum marketing industry. Current competitors offer solutions that can be applied across different industries, but they lack the capabilities offered by us for the petroleum marketing industry. Given the explosive growth patterns seen in the valuation, we hope to attract a great deal of attention in the B2B space, which may lead to intense scrutiny once we officially launch our products, which is expected to occur July 2002.

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


ITEM 2.  DESCRIPTION OF PROPERTY

Facilities. During the fiscal year ended December 31, 2000, we maintained our principal place of business at 1700 N. Dixie Highway, Suite 125, Boca Raton, Florida 33432. This location consisted of 1,800 square feet of executive office space. We incurred a base monthly rent of $2,960 plus tax pursuant to a written lease expiring in 2001.

Triad Petroleum, LLC, an affiliate of the Company currently leases such office space from an affiliated party pursuant to the terms of a monthly lease. Pursuant to an oral agreement between the Simmons Family Partnership, the owner of such property, and Triad, Simmons Family Partnership has agreed to accrue and defer all rent payments. Pursuant to an oral agreement between FuelNation and Triad, FuelNation currently occupies such space along with Triad at no extra cost. However, FuelNation has agreed to assume all liabilities with respect to the rent owed to Simmons Family Partnership by Triad.

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


As of May 9, 2001 we had approximately 360 holders of record, not including those persons who hold their shares in "street name.". The transfer agent for our common stock is Continental Stock Transfer and Trust Company, 17 Battery Place, 8th Floor, New York, New York 10004, telephone (212) 509-4000.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein as well as the Annual Report Form 10-KSB 2001. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements relating to future operations, strategies, financial results or other developments and are not based on historical information. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. If any of these uncertainties or contingencies arise, our assumptions and estimates could be false, which would likely affect actual results and could cause actual results to differ materially and adversely from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the fiscal years ended December 31, 2000 and 1999

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

We have not begun to generate revenues as of the date of this Report. Our operating expenses during 2000 were $1,205,251 compared to $0 in 1999.

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

The reporting requirements of the industry are very labor intensive and the burden is always passed down to the petroleum marketers and the dealers. New equipment and programs are usually offered through the major oil companies to the petroleum marketers and the dealers with a percentage of the offering always being rebated back to the oil company. There are other alternative equipment and service suppliers in the industry and they are limited on their entry to the market by being approved and certified to operate on their credit-processing network. Our approach is and will continue to be providing the industry with an open architecture and shared information environment that allows entry to virtually all equipment and service suppliers. Other industries have state of the art communications and networks and first class accounting and reporting packages. We believe the petroleum industry is behind the market by decades.Our entry to the market is being focused on working with major petroleum marketers and dealer networks. We have discovered that when several petroleum marketers and dealers are very satisfied with your products and services and they request the major oil companies to approve our products and services, they typically get what they want. This process is not fast, but it is very effective. The oil companies are starting to follow the lead of petroleum marketers and dealer networks because they see the efficiencies first hand. We feel confident the industry will start to make significant changes to the manual processes and allow a more open environment once they see others operating.

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

For our indirect sales efforts, we will use independent resellers. Reseller organizations can offer all of our services. These third party sales organizations are already involved in marketing to the petroleum industry. Those in the reseller program purchase our services at a discounted rate and then re-sell them to their clients. They can either use us to bill their customers for these services or invoice their customers under their own name.

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

When appropriate, we utilize third parties to expand the capacity and technical expertise of our internal product development organization. On occasion, we have licensed third-party technology that we feel provides the strongest technical alternative. We believe this approach shortens time-to- market without compromising our competitive position, product quality or service.

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


ITEM 7.  FINANCIAL STATEMENTS

Our financial statements required to be included in this Form 10-KSB A Amendment No. 3 are appended hereto commencing on page F-1.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and the Board of Directors of FuelNation, Inc.
Davie, Florida

We have audited the accompanying balance sheet of FuelNation, Inc. [a development stage company] as of December 31, 2000, and the related statements of operations, changes in stockholders' equity [deficit], and cash flows for each of the two years and the cumulative period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FuelNation, Inc. [a development stage company] as of December 31, 2000, and the results of its operations and its cash flows for each of the two years and the cumulative period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in the development stage, has suffered significant losses, and its operations provide little source of revenue at this time. Management's plans in regard to these matters are also described in Note
3. The financial statements do not include any adjustments which might arise from the outcome of these uncertainties.


                                       /s/ Moore Stephens, P.C.

                                       MOORE STEPHENS, P. C.
                                       Certified Public Accountants.



Cranford, New Jersey
--------------------

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]

BALANCE SHEET


                                                              December 31,2000
                                                              ----------------

Assets:
Current Assets:
   Cash                                                         $     13,198
   Inventory                                                         553,623
   Due from Escrow Accounts                                          435,470
   Due from Affiliates                                               172,874
   Other                                                              40,415
                                                                ------------

   Total Current Assets                                            1,215,580
                                                                ------------

Property and Equipment:
   Office Furniture and Equipment and
     Computer Equipment - Net of Accumulated
     Depreciation of $23,276                                         209,479
                                                                ------------

Other Assets:
   Technology                                                        559,107
   Investments                                                       403,886
                                                                ------------

   Total Other Assets                                                962,993
                                                                ------------

   Total Assets                                                 $  2,388,052
                                                                ============


See Notes to Financial Statements.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]

BALANCE SHEET


                                                             December 31, 2000
                                                             -----------------

Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
   Accounts Payable                                            $     375,404
   Accrued Liabilities                                               124,367
   Payroll and Taxes Payable                                         125,800
   Other Payables                                                    149,500
                                                               -------------

   Total Current Liabilities                                         775,071
                                                               -------------

Commitments                                                               --
                                                               -------------


Stockholders' Equity [Deficit]:
   Preferred Stock, $.01 Par Value,
     20,000,000 Shares Authorized;
     None Issued and Outstanding                                          --


   Common Stock, $.01 Par Value,
     350,000,000 Shares Authorized;
     154,919,647 issued and Outstanding                            1,549,197


   Additional Paid-in Capital                                      1,269,035

   Deficit Accumulated in the Development Stage                   (1,205,251)
                                                               -------------

   Total Stockholders' Equity [Deficit]                            1,612,981
                                                               -------------

   Total Liabilities and Stockholders'
     Equity [Deficit]                                          $   2,388,052
                                                               =============


See Notes to Financial Statements.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                        Years ended              Cumulative
                                                        December 31,               During
                                                ----------------------------     Development
                                                    2000            1999            Stage
                                                ------------    ------------    ------------
Revenue                                         $         --    $         --    $         --
                                                ------------    ------------    ------------

Operating Expenses:
   Salaries and Wages Including Related Taxes        190,541              --         190,541
   Legal and Professional                            393,405              --         393,405
   Marketing and Promotion                           213,243              --         213,243
   Consulting Fees - Related Party                   221,162              --         221,162
   Depreciation                                       23,276              --          23,276
   Rent - Related Party                                6,413              --           6,413
   Other General and Administrative Expenses         147,211              --         147,211
   Research and Development Cost                      10,000              --          10,000
                                                ------------    ------------    ------------

   Total Operating Expenses                        1,205,251              --       1,205,251
                                                ------------    ------------    ------------

   Operating Loss                                 (1,205,251)             --      (1,205,251)
                                                ------------    ------------    ------------

Other Expenses:
   Other Expense                                          --              --              --
                                                ------------    ------------    ------------

   Total Other Expenses                                   --              --              --
                                                ------------    ------------    ------------

   Loss Before Income Taxes                       (1,205,251)             --      (1,205,251)

Income Taxes                                              --              --              --
                                                ------------    ------------    ------------

   Net Loss                                     $ (1,205,251)   $         --    $ (1,205,251)
                                                ============    ============    ============

Basic and Diluted Net Loss Per Common Share     $       (.01)   $         --
                                                ============    ============

Weighted Average Common Shares Outstanding       145,878,549     144,000,000
                                                ============    ============


See Notes to Financial Statements.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY [DEFICIT]
--------------------------------------------------------------------------------

                                                                                                           Deficit
                                      Series D                                                           Accumulated
                                   Preferred Stock                Common Stock            Additional       in the          Total
                             ---------------------------   ---------------------------      Paid-in      Development   Stockholders'
                                Shares         Amount         Shares         Amount         Capital         Stage         Equity
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance - December 31,
   1998                         5,000,000   $     50,000     94,000,000   $    940,000   $   (543,156)  $         --   $    446,844
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance - December 31,
   1999                         5,000,000   $     50,000     94,000,000   $    940,000   $   (543,156)  $         --   $    446,844

October 2000 - Acquired
   Equity of Shell in
   Stock Acquisition                   --             --      6,066,466         60,665       (834,385)            --       (773,720)
October 2000 - Retirement
   of Common Stock in Lieu
   of Debt Paid by Related
   Party                               --             --       (340,000)        (3,400)         3,400             --             --
November 2000 - Conversion
   of Preferred Stock to
   Common Stock                (5,000,000)       (50,000)    50,000,000        500,000       (450,000)            --             --
December 2000 - Issuance
   of Common Stock in
   Private Placement
   Transaction                         --             --      5,193,181         51,932      3,093,176             --      3,145,108
Net Loss                               --             --             --             --             --     (1,205,251)    (1,205,251)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance - December 31,
   2000                                --             --    154,919,647   $  1,549,197   $  1,269,035   $ (1,205,251)  $  1,612,981
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------


See Notes to Financial Statements.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                       Years ended             Cumulative
                                                       December 31,              During
                                                --------------------------    Development
                                                    2000           1999          Stage
                                                -----------    -----------    -----------
Cash Flows:
   Net Loss                                     $(1,205,251)   $        --    $(1,205,251)
   Adjustments to Reconcile Net Loss to Net
     Cash [Used for] Operating Activities:
     Depreciation                                    23,276             --         23,276

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Inventory                                   (553,623)            --       (553,623)
       Due from Escrow Accounts                    (435,470)            --       (435,470)
       Due from Affiliates                         (232,981)            --       (232,981)
       Other                                        (30,415)            --        (30,415)
     Increase [Decrease] in:
       Accounts Payable                             240,732             --        240,732
       Accrued Liabilities                           38,459             --         38,459
       Payroll and Taxes Payable                    125,800             --        125,800
                                                -----------    -----------    -----------

   Net Cash - Operating Activities               (2,029,473)            --     (2,029,473)
                                                -----------    -----------    -----------

Investing Activities:
   Payments for Fixed Assets                       (232,755)            --       (232,755)
   Payments for Technology                         (112,263)            --       (112,263)
   Cash Received in Acquisition                       1,109             --          1,109
   Advances Toward Pending Acquisition             (402,724)            --       (402,724)
                                                -----------    -----------    -----------

   Net Cash - Investing Activities                 (746,633)            --       (746,633)
                                                -----------    -----------    -----------

Financing Activities:
   Net Proceeds from Issuance of Common Stock     3,145,108             --      3,145,108
   Payment of Loans Payable                        (100,000)            --       (100,000)
   Debt Restructuring                              (255,804)            --       (255,804)
                                                -----------    -----------    -----------

   Net Cash - Financing Activities                2,789,304             --      2,789,304
                                                -----------    -----------    -----------

   Net Increase in Cash                              13,198                        13,198

Cash - Beginning of Years                                --             --             --
                                                -----------    -----------    -----------

   Cash - End of Years                          $    13,198    $        --    $    13,198
                                                ===========    ===========    ===========


See Notes to Financial Statements.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


Supplemental Disclosures of Cash Flow Information:

Cash paid during the year for:                                  Cumulative
                                                                   During
                                                                Development
                                        2000          1999         Stage
                                        ----          ----         -----

Interest                                 --            --            --

Income Taxes                             --            --            --




Supplemental Disclosures of Noncash
Investing and Financing Activities:

During the year ended December 31, 2000, the predecessor company, Regenesis, issued options to purchase 216,000 shares of common stock for consulting services which were valued at $10,800.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS


[1]  Description of Business

Organization - FuelNation, Inc. was organized under the laws of the State of Florida on July 6, 1993 under the name International Pizza Corporation. On October 30, 1995, the Company changed its name to QPQ Corporation, and on November 4, 1997, changed its name to Regenesis Holdings, Inc. On October 17, 2000, the Company changed its name to FuelNation, Inc.

Description of Development Stage Activities - FuelNation, Inc. [the "Company" or "FuelNation"], a Florida corporation, located in Boca Raton, Florida has been in the development stage since its reorganization on October 13, 2000. It is primarily staged in the development of a proprietary software system which collects and measures data dealing with liquid fuel.

Reorganization - The financial statements as of and for the year ended December 31, 2000 give effect to the acquisition agreement [the "agreement"] of FuelNation, Inc. [formerly Regenesis Holdings, Inc. ["Regenesis"] with Triad Petroleum, LLC ["Triad"]. The closing date of the agreement was October 13, 2000, however, for accounting purposes the transaction is treated as being effective September 30, 2000. In connection with the agreement, Regenesis issued 94,000,000 shares of common stock and 5,000,000 shares of newly designated Series D preferred stock, convertible into 50,000,000 shares of common stock to the members of Triad. As a result of the agreement, the members of Triad will own approximately 96% of the outstanding common stock of Regenesis. For accounting purposes, the agreement is being recorded as a recapitalization with the members of Triad as the acquirers. The 94,000,000 shares of common stock and 5,000,000 shares of Series D preferred stock are shown as outstanding for all periods presented in the same manner as for a stock split. In November 2000, the 5,000,000 share of Series D preferred stock were converted into 50,000,000 shares of common stock. The members of Triad relinquished their entire rights and ownership in the technology of the proprietary computer and software system [the "Technology"] in exchange for such shares. The financial statements of the Company reflect the results of operations of the development stage operations of the Technology acquired from Triad and Regenesis from October 13, 2000 through December 31, 2000. The financial statements prior to October 13, 2000 reflect the development stage operations of the Technology acquired from Triad. Pro forma information on this transaction is not presented as, at the date of this transaction, Regenesis is considered a public shell and accordingly, the transaction will not be considered a business combination. Concurrent with the transaction, Regenesis Holdings, Inc. changed its name to FuelNation, Inc. No adjustment of assets to "fair value" has been recorded.

[2]  Summary of Significant Accounting Policies

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased. The Company had no cash equivalents as of December 31, 2000.

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

         Office Furniture and Equipment         5 Years
         Computer Equipment                     5 Years

During 2000 and 1999, depreciation expense was $23,276 and $ 0 respectively.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash with a high credit quality financial institution, and as a result feels its exposure to such credit risk is limited. At December 31, 2000, the Company had no amounts in the financial institution in excess of FDIC insurance limits.

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

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #3


[2]  Summary of Significant Accounting Policies [Continued]

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

Information related to capitalized technology costs applicable to continuing operations is as follows:

                                                          Years ended
                                                          December 31,
                                                   -------------------------
                                                      2000           1999
                                                   ----------     ----------

     Beginning of Year                             $       --     $       --
     Capitalized                                      559,107             --
                                                   ----------     ----------

        Totals                                     $  559,107     $       --
        ------                                     ==========     ==========


Advertising Expense - It is the Company's policy to expense advertising costs as incurred. Advertising expense in 2000 and 1999 was $213,243 and $0, respectively.

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

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #4


[2]  Summary of Significant Accounting Policies [Continued]

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on per share amounts [i.e., increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The Company's options and warrants were not included in the computation of loss per share for 2000 and 1999 because to do so would have been antidilutive for these years. See Note 7 for a detail of options and warrants that could potentially dilute future earnings per share.

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

[3]  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the financial statements, the Company is in the development stage, and has suffered significant losses. These factors, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans for the Company to raise capital to fund operations through equity and/or debt financing. It is not possible to predict at this time the success of management's efforts to raise capital.

[4]  Related Party Transactions

The Company loaned monies to related parties in 2000. In 2000, the Company loaned $70,000 to the Chief Executive Officer["CEO"] and approximately $ 103,000 to Triad Petroleum , LLC an entity 50 % owned by the CEO, and the other 50 % owned by a principal stockholder of the Company. Currently, there are no interest or repayment terms for the debt and it is treated as if due on demand.

The Company entered into two separate agreements for consulting services with an entity controlled by a director of the Company. Pursuant to such agreement the entity was paid approximately $ 221,000 in 2000.

The Company shares office space with Triad, who together lease such facility from an entity controlled by a principal stockholder of the Company. Rent expense amounted to $6,413 in 2000.

[5]  Stockholders' Equity

Capital Stock - As of December 31, 2000, the Company is authorized to issue 370,000,000 shares of capital stock, of which 20,000,000 shares are classified as preferred stock, par value of $.01 per share, issuable in one or more series and 350,000,000 shares are classified as common stock, par value $.01.

In December 2000 the Company completed a private placement pursuant to Rule 506, Regulation D under the Securities Act of 1933, as amended, wherein we issued 5,193,181 shares of our common stock at $.65 per share. We received net proceeds of approximately $3,145,000 .

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #7


[6]  Income Taxes

An analysis of the components of income taxes is as follows:

                                                    Years ended
                                                    December 31,
                                            ---------------------------
                                                2000           1999
                                            ------------   ------------
     Current:
        Federal                             $         --   $         --
        State                                         --             --
                                            ------------   ------------

        Totals                                        --             --
                                            ------------   ------------

     Deferred:
        Federal                                       --             --
        State                                         --             --
                                            ------------   ------------

        Totals                                        --             --
                                            ------------   ------------

        Totals                              $         --   $         --
        ------                              ============   ============

Income taxes for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                                Years ended
                                                                December 31,
                                                        ---------------------------
                                                            2000           1999
                                                        ------------   ------------

     Computed Federal  Statutory Tax Benefit            $    410,000   $         --
     Valuation Allowance to Reduce Deferred Tax Asset       (410,000)            --
                                                        ------------   ------------

        Actual                                          $         --   $         --
        ------                                          ============   ============

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS, Sheet #7

The components of the net deferred tax asset and liability are as follows:

                                                    Years ended
                                                    December 31,
                                            ---------------------------
                                                2000           1999
                                            ------------   ------------
     Deferred Tax Asset
     ------------------


     Net Operating Loss Carryforward        $   410,000    $         --
     Valuation Allowance                       (410,000)             --
                                            ------------   ------------

     Long-Term Deferred Tax Asset           $         --   $         --
     ----------------------------           ============   ============


Total valuation allowance increased by $410,000 and $0 in 2000 and 1999, respectively.

At December 31, 2000, the Company had approximately $1,205,000 of federal net operating tax loss carryforwards expiring in 2020. The Tax Reform Act of 1986 enacted a complex set of rules which limit a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result, the Company's utilization of its net operating loss carryforwards could be significantly limited.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #7


[7]  Stock  Warrants

In 2000 the predecessor company, Regenesis, entered into a consulting agreement with Equity Group to provide certain services. These services were terminated with the merger. The services provided certain compensation to Equity Group. Stock Purchase Warrants were granted to Equity Group to purchase 216,000 shares of common stock in 3 lots of 72,000 shares each to be exercised by March 7, 2005 at price per lot of; 1 lot at $2.50 per share, 1 lot at $5.00 per share, and 1 lot at $7.50 per share. No warrants have been exercised. The warrants were recorded at their estimated fair market value of $10,800.

In 1999, the predecessor Company entered into an agreement with JW Genesis Capital Markets, Inc. ("JW Genesis"), whereby JW Genesis acted for a time in assisting the predecessor Company to raise funds. In connection with these services, which are terminated as of December 31, 2000, the predecessor Company issued to JW Genesis warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $2.50 per share exercisable by November 2004. No warrants have been exercised. The warrants were recorded at their estimated fair market value of $ 12,500.

The warrants issued in 2000 and 1999 by the Predecessor Company, Regenesis, were recognized as outstanding and exercisable by the Company subsequent to its reorganization.

A summary of the changes in outstanding common stock warrants is as follows:

                                                            Warrants
                                                    -------------------------
                                                                Weighted-Average
                                                      Shares     Exercise Price
                                                    ----------     ----------

Balance - December 31, 1998                                 --     $       --
   Granted                                             250,000           2.50
   Exercised                                                --             --
   Expired                                                  --             --
                                                    ----------     ----------

Balance - December 31, 1999                            250,000     $     2.50
   Granted                                             216,000           5.00
   Exercised                                                --             --
   Expired                                                  --             --
                                                    ----------     ----------
Balance - December 31, 2000                            466,000           3.66
                                                    ----------     ----------

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #9


[7]  Stock  Warrants [Continued]

The warrants granted during 2000 and 1999 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

                                       Number     Weighted-Average    Weighted-Average
                                       Granted     Exercise Price        Fair Value
                                       -----------------------------------------------
December 31, 2000:
------------------
Exercise Price Exceeds Stock Price:    216,000         $ 5.00              $  .05



December 31, 1999:
------------------
Exercise Price Exceeds Stock Price     250,000         $ 2.50              $  .05


The following table summarizes information about stock warrants at December 31, 2000:

                                      Weighted
                                       Average             Weighted
                                      Remaining            Average
     Range           Shares       Contractual Life      Exercise Price
     -----           -------------------------------------------------

$ 2.50 - $ 2.50      322,000         3.97 years             $ 2.50
$ 5.00 - $ 7.50      144,000         4.17 years             $ 6.25
                     -------
                     466,000
                     -------


The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options issued to employees in accounting for its stock option plans. There were no stock options issued to employees in 2000 and 1999.

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


                                          December 31,
                                          ------------
                                       2000         1999
                                      -------      -------

         Risk-Free Interest Rate      5.15%        6.4%
         Expected Life                5 Years      5 Years
         Expected Volatility          338.65%      421.85%
         Expected Dividends           None         None

[8]  Commitments and Contingencies

Operating Leases - The Company shared office space with Triad, who together leased such facility from an entity controlled by a principal stockholder of the Company. The lease expires in the second quarter of 2001. Rent expense amounted to $6,413 in 2000.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #11


[9]  Litigation

The predecessor company (Regenesis) was a defendant with others in a series of lawsuits settled out of court in 1999. The other defendants settled for $ 450,000. The predecessor company was not obligated to contribute financially to the settlement. Management, is uncertain as to whether the Company may become financially obligated to contribute to the settlement. Nothing has been recognized in the financial statements for this contingency.

[10] Fair Value of Financial Instruments

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

[11] Recently Issued Accounting Standards

In April 2000, The Financial Accounting Standards Board issued FASB Interpretation No. 44 ("Fin 44"), "Accounting for certain transactions involving stock compensation". Fin 44 is effective for transactions occurring after July 1, 2000. The application of Fin 44 did not have a material impact on the Company's financial statements.

[12] Subsequent Events

In March 2001, the Company signed a placement agent's retention agreement with Westminster Securities Corporation, 100 Park Avenue, New York, for an Underwritten Offering of up to $100,000,000 to be arranged through one of its institutional clients. The offering when committed to, would have a term of 24months from the date of the Registration Statement, and would provide for monthly draw-downs. Warrants would be issued to the purchaser numbering 4% of the commitment amount, in addition to other terms, conditions, and Underwriter's requirements. Once the transaction is consummated and is funding, the Company would compensate Westminster Securities Corporation under terms and conditions that are typical and customary for such transactions


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On February 1, 2002, Sellers & Associates, P.C., our independent accountant for our most recent fiscal year, resigned. Our financial statements for the last fiscal year prepared by Sellers & Associates, P.C. contained a going concern opinion.

Also on February 1, 2002, we engaged the accounting firm of Moore Stephens P.C. independent public accountants, to audit our fiscal year ended December 31, 2001 and 2000, as well as future financial statements, to replace the firm of Sellers & Associates, P.C., which was the independent public accountant as reported in our Form 10-KSB/A Amendment No. 2 for the fiscal year ended December 31, 2000 and 1999 as filed with the Securities & Exchange Commission. This change in independent accountants was approved by our Board of Directors.

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



                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names, positions with our Company and ages of our executive officers and directors as of December 31, 2000. Our directors will be elected at our annual meeting of stockholders. One half of the total number of directors is elected at each annual meeting, and, therefore, each director serves for two years or until his successor is elected and qualifies. The Board elects officers and their terms of office are, excepting to the extent governed by employment contract, at the discretion of the Board.

The directors and officers of our Company as of the date of this Report are as follows:

              Name                   Age                    Position
---------------------------------    ---    -----------------------------------------

Christopher R. Salmonson             35     Chairman of the Board, Chief
                                            Executive Officer and President, Director

Robert L. Simmons (**)               66     Director

Shaikh Isa Mohammed Isa AlKhalifa    62     Director

Russell B. Adler (*)(**)             39     Director

Edwin F. Ruh                         46     Director

Joel Brownstein (**)                 58     Chief Financial Officer , Director
                                            [Resigned March 2001]

William C. Schlecht (***)            36     Director

James L. Wilson (***)                56     Chief Financial Officer , Director
                                            [Resigned December 2001]

(*)   Mr. Adler was formerly the Chairman of the Company's Board of Directors

(**)  Resigned from the Company subsequent to December 31, 2000.

(***) Were appointed subsequent to December 31, 2000.

Resumes:

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

James L. Wilson has served as Chief Operating Officer, Chief Financial Officer and a director of the Company since April 2001. James L. Wilson has served as Chief Operating Officer, Chief Financial Officer and a director of the Company since April 2001. From June 1992 to April 2000, Mr. Wilson served as Chief Executive Officer and Board Vice Chairman of Southern Security Bank Corporation located in Hollywood, Florida, where he managed all aspects of the activities and functions of Southern Security Bank Corporation's federally registered bank holding company. From 1985 to the present, Mr. Wilson, a Florida licensed Real Estate Broker, is the Principal of Bayshore Investments, a family owned Investment enterprise. From 1982 to 1985, Mr. Wilson served as Vice President and Manager of Southeast Bank, where he managed the earning asset portfolios for the 17 central counties of Florida. From 1975 to 1982, he was the Division Head for commercial lending for Royal Trust Bank; Wilson also served on Royal TrustCo's bank acquisition

                                                  SUMMARY COMPENSATION TABLE

                                                      Other Annual    Restricted      Long Term Compensation        All other
                            Annual Compensation       Compensation       Stock       Underlying     LIP Payout    compensation
       Name             Year     Salary      Bonus        ($)         Awards ($)    Options/SAYS        ($)            ($)

Chris Salmonson         2000     $ N/A       $ N/A       $ N/A           $ N/A           N/A           $ N/A          $ N/A
Robert Simmons          2000     $ N/A       $ N/A       $ N/A           $ N/A           N/A           $ N/A          $ N/A
Shaikh AlKhalifa        2000     $ N/A       $ N/A       $ N/A           $ N/A           N/A           $ N/A          $ N/A
Edwin Ruh               2000     $ N/A       $ N/A       $ N/A           $ N/A           N/A           $ N/A          $ N/A
Russell Adler           2000     $ N/A       $ N/A       $ N/A           $ N/A           N/A           $ N/A          $ N/A
Joel Brownstein         2000     $ N/A       $ N/A       $ N/A           $ N/A           N/A           $ N/A          $ N/A
James L. Wilson         2000     $ N/A       $ N/A       $ N/A           $ N/A           N/A           $ N/A          $ N/A
William C. Schlecht     2000     $ N/A       $ N/A       $ N/A           $ N/A           N/A           $ N/A          $ N/A
Lawrence Gallo          2000     $ N/A       $ N/A       $ N/A           $ N/A           N/A           $ N/A          $ N/A
Mitchell Sandler        2000     $ N/A       $ N/A       $ N/A           $ N/A           N/A           $ N/A          $ N/A

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


ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation
-----------------

The following table shows, for the years ended December 31, 2000, and 1999 the cash and other compensation paid by the Company to its Chief Executive Officer and to each of the executive officers of the Company who had annual compensation in excess of $100,000.

                                                  SUMMARY COMPENSATION TABLE

                                                      Other Annual    Restricted      Long Term Compensation        All other
                            Annual Compensation       Compensation       Stock       Underlying     LIP Payout    compensation
       Name             Year     Salary      Bonus        ($)         Awards ($)    Options/SAYS        ($)            ($)

Chris Salmonson         1999    $ N/A        $ N/A       $ N/A         $ N/A             N/A           $ N/A      $ N/A
Robert Simmons          1999    $ N/A        $ N/A       $ N/A         $ N/A             N/A           $ N/A      $ N/A
Shaikh AlKhalifa        1999    $ N/A        $ N/A       $ N/A         $ N/A             N/A           $ N/A      $ N/A
Edwin Ruh               1999    $ N/A        $ N/A       $ N/A         $ N/A             N/A           $ N/A      $ N/A
Russell Adler           1999    $106,737     $ 0.00      $ 0.00        $ 39,900      500,000 (2)       $ 0.00     $ 0.00
Joel Brownstein         1999    $  8,486(1)  $ 0.00      $ 0.00        $ 26,600      150,000 (2)       $ 0.00     $ 22,657 (4)
James L. Wilson         1999    $ N/A        $ N/A       $ N/A         $ N/A             N/A           $ N/A      $ N/A
William C. Schlecht     1999    $ N/A        $ N/A       $ N/A         $ N/A             N/A           $ N/A      $ N/A
Lawrence Gallo          1999    $  6,235(1)  $ 0.00      $ 0.00        $ 33,250      150,000 (2)       $ 0.00     $ 25,000 (3)
Mitchell Sandler        1999    $ 14,957(1)  $ 0.00      $ 0.00        $ 19,950      150,000 (2)       $ 0.00     $ 0.00

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

--------------------------------------------------------------------------------
Name and Address of Beneficial Owner (1)                       Amount and Nature
                                                                   of beneficial
                                                                       Ownership
--------------------------------------------------------------------------------
Russell Adler (5)                                                        533,000
--------------------------------------------------------------------------------
Chris Salmonson (2)                                                   87,030,579
--------------------------------------------------------------------------------
Shaikh AlKhalifa                                                            None
--------------------------------------------------------------------------------
Edwin Ruh (6)                                                            475,000
--------------------------------------------------------------------------------
Joel F. Brownstein                                                     1,037,000
--------------------------------------------------------------------------------
Robert Simmons (3)                                                    71,500,000
--------------------------------------------------------------------------------
James L. Wilson (4)                                                    6,139,691
--------------------------------------------------------------------------------
William Schlecht                                                            None
--------------------------------------------------------------------------------
All directors and officers as a group (5 persons)                     93,645,270
--------------------------------------------------------------------------------

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

During the calendar year , 2000, Regenesis and the Company received an aggregate of $ 442,210 of advances from officers, former officers and stockholders and made payments to such individuals aggregating $ 98,048.

During the calendar year, 2000, all amounts due to such individuals (net of offsets for assets transferred at net book value) aggregating $473,423 was waived by such individuals pursuant to the terms of letter agreements, whereby such individuals waived all of their rights to receive any amounts due and such amounts were contributed to paid in capital .

In addition, pursuant to the terms of the aforementioned letter agreements such individuals relinquished all of their rights to receive unpaid accrued compensation, as well as future compensation pursuant to the terms of their respective employment agreements. As a result, $ 656,093 of amounts due to such individuals were contributed to paid in capital .

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

(b)      Reports on Form 8-K

1.       Form 8-K dated March 1, 2001
         o    Item 6 - Resignation of Directors

2.       Form 8-K dated January 19, 2001
         o    Item 4 - Change in Registrants' Certifying Accountant

3.       Form 8-K dated January 3, 2001
         o    Item 5 - Other events (completion of Regulation D offering)

4.       Form 8-K dated October 30, 2000
         o    Item 1 - Changes in Control

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2002.


                                       FUELNATION INC.
                                       (Registrant)


                                       By: /s/ CHRISTOPHER R. SALMONSON
                                           ----------------------------
                                           Christopher R. Salmonson,
                                           President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 9, 2002.

By: /s/ Christopher R. Salmonson
    ----------------------------
    Christopher R. Salmonson, Director

By: /s/ Shaikh Isa Monammed Isa AlKhalifa
    -------------------------------------
    Shaikh Isa Mohammed Isa AlKhalifa, Director

By: /s/ Edwin F. Ruh
    ----------------
    Edwin F. Ruh, Director

By: /s/ William C. Schlecht
    -----------------------
    William C. Schlecht, Director