Form 10QSB/A
period 2001-03-31
FUELNATION INC
filed 2002-08-09
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB A
                                 AMENDMENT NO. 2

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2001

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

                                      33314
                                   (Zip Code)

                                 (954) 587-3775
                                 --------------
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X] No [ ].

The number of shares of the registrant's only class of common stock issued and outstanding, as of May 23, 2001 was 158,358,586 shares.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

Our unaudited financial statements for the three month period ended March 31, 2001, are attached hereto.

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

We were incorporated under the laws of the state of Florida on July 6, 1993 under the name "International Pizza Corporation." We have had two other names and business plans since our incorporation, including QPQ Corporation and Regenesis Holdings, Inc. We changed our name to the current name in October 2000 and adopted the business plan described under "Plan of Operation" herein below. In conjunction with our most recent name change, in October 2000 Triad Petroleum, LLC ("Triad") and Triad's owners as a group, acquired 96% interest in our company pursuant to the terms of a Share Sale and Contribution Agreement in exchange for the assignment of all of the rights, title, interest, marketing rights, patent rights, royalty rights, and any other rights in the Intellectual Property and technology, and any related trademarks and service marks (or applications made thereby) Triad may have had with regard to said Intellectual Property.


The following information is intended to highlight developments in our operations, to present our results of operations to date, our plan of operation, to identify key trends affecting our business and to identify other factors affecting our business for the three month periods ended March 31, 2001 and 2000.

Results of Operations

Comparison of Results of Operations for the three month periods ended March 31, 2001 and 2000

We generated no revenues during the three month periods ended March 31, 2001 and 2000 and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless and until we begin marketing our technology or otherwise acquire an existing entity which generates revenues and profits.

Total operating expenses were $12,610,902 for the three months ended March 31, 2001, compared to$10,000 for the three months ended March 31, 2000. The expenses incurred during the three month period ended March 31, 2001 arose primarily from salaries and wages ($92,836), professional and consulting fees ($135,317), non-cash consulting fees ($12,185,880) and other general and administrative expenses ($121,151). These expenses increased in 2001 over the same period in 2000, as a result of employment of executive officers and technical staff to support the related technology, expenses associated with the engagement of outside professionals to assist the Company in connection with preparing private placement offerings and continued expansion of overall operations. As a result, we incurred a net loss of $12,612,210 for the three months ended March 31, 2001.

We had working capital of $38,043 as of March 31, 2001 and a deficit accumulated during our development stage thus far of approximately $13.8 million as of March 31, 2001. The Company's ability to meet its future obligations in relation to the orderly payment of its recurring obligations on a current basis is totally dependent on its ability to attain a profitable level of operations; receive required working capital advances from the Company's shareholders or obtain capital from outside sources.

Plan of Operation

Our objective is to be the leading worldwide provider of real- time e-commerce and business-to-business communications in the petroleum marketing industry. Our vertical integration strategy is to purchase existing petroleum marketers, transport companies, dealers and related facilities in key distribution markets.

We intend to finance these purchases by raising additional equity through private placements and equity financing through an equity line of credit. However, there can be no assurances that the Company will be successful in acquiring additional capital or that such capital, if available, will be on terms and conditions acceptable to the Company.

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

Liquidity and Capital Resources

At March 31, 2001, we had $15,597 in cash and working capital of $38,043. For the three month period ended March 31, 2001, net cash provided by operating activities was $5,959. This was primarily attributable to a net loss for the period of $12,612,210 and offset by increase of payables of $ 423,794, non cash expense of $12,185,880 arising from an option granted to purchase shares of our common stock for consulting services and common stock shares pledged through the Company's CEO to be issued for various consulting fees.

Our ability to meet our future obligations in relation to the orderly payment of our recurring obligations on a current basis is totally dependent on our ability to commence generating revenues and attain a profitable level of operations, receive required working capital advances from our shareholders or obtain capital from outside sources.

During the three months ended March 31, 2001 cash provided by financing activities was $126,500 which comprised of the sale of common stock in private placements pursuant to Regulation D Offering.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There were no new legal proceedings filed or threatened involving our company during the three month period ended March 31, 2001.

ITEM 2.  CHANGES IN SECURITIES.

In April 2001, the Company granted options to four technology employees and department heads to purchase an aggregate of 1,400,444 shares of common stock at an exercise price of $0.01 per share. Inasmuch as the purchasers were employees of the Company and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations hereunder.

In April 2001, the Company granted options to the Chief Executive Officer to purchase 14,380,239 shares of common stock at an exercise price of $0.01 per share. Inasmuch as the purchaser was a officer of the Company and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations hereunder

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

(a) Exhibits - none

(b) Reports on Form 8-K

(i) Form 8-K : Changes to the Board of Directors, earliest event date, March 1st, 2001

(ii) Form 8-K : Change of Certified Public Accounting firm, earliest event date, April 25th, 2001.

(iii) Form 8-K :  Regulation-D Private Placement Offering termination

                                 FUELNATION INC.
                          (A Development Stage Company)

                       (Formerly Regenesis Holdings, Inc.)
                             CONDENSED BALANCE SHEET

                                 MARCH 31, 2001
                                   (Unaudited)

ASSETS
------


CURRENT ASSETS:
   Cash                                                            $     15,597
   Due from Escrow Accounts                                             435,470
   Inventory                                                            555,556
   Other Assets                                                          43,798
                                                                   ------------
Total Current Assets                                                  1,050,421
                                                                   ------------

FIXED ASSETS:
   Office Equipment and Computer Systems, net of
      accumulated depreciation of $34,914                               201,301
                                                                   ------------

OTHER ASSETS:
   Investments                                                          403,886
   Technology                                                           669,921
                                                                   ------------
Total Other Assets                                                    1,073,807
                                                                   ------------

Total  Assets                                                      $  2,325,529
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts Payable                                                $    696,059
   Accrued Liabilities                                                  159,780
   Payroll and Taxes Payable                                            193,527
   Other Payables                                                       149,500
                                                                   ------------
Total Current Liabilities                                             1,198,866
                                                                   ------------


STOCKHOLDERS' EQUITY:

   Preferred Stock, $.01 Par Value, 20,000,000 shares
      authorized; none issued and outstanding                                --
   Common Stock, $.01 Par Value, 350,000,000 shares
      authorized; 155,059,607 issued and outstanding                  1,550,597
   Additional Paid-In Capital                                        13,580,015
   Due from Officers and Stockholders                                  (186,488)
   (Deficit) Accumulated in the Development Stage                   (13,817,461)
                                                                   ------------
Total Stockholders' Equity                                            1,126,663
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $  2,325,529
                                                                   ============


                             See Accompanying Notes

                                        FuelNation Inc.
                                 (A Development Stage Company)

                              (Formerly Regenesis Holdings, Inc.)
                               CONDENSED STATEMENTS OF OPERATIONS

                           THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                          (Unaudited)

                                                                                 Accumulative in
                                                                                 the Development
                                                    2001             2000             Stage
                                                -------------    -------------    -------------
Revenue                                         $          --    $          --    $          --
                                                -------------    -------------    -------------

Operating Expenses:
   Salaries and wages including related taxes          92,836               --          283,377
   Legal and professional                             135,317               --          528,722
   Marketing and promotion                             41,880               --          255,123
   Rent -related party                                  6,413               --           12,826
   Depreciation and amortization                       27,425               --           50,701
   Other general and administrative expenses          121,151               --          268,362
   Research and development cost                           --           10,000           10,000
   Consulting fees - related party                         --               --          221,162
   Non - cash consulting fees                       9,200,880               --        9,200,880
   Non - cash consulting fees - related party       2,985,000               --        2,985,000
                                                -------------    -------------    -------------
Total Operating Expenses                           12,610,902           10,000       13,816,153
                                                -------------    -------------    -------------

Operating Loss                                    (12,610,902)         (10,000)     (13,816,153)


Other Income (Expenses):
   Interest expense                                    (1,308)              --           (1,308)
                                                -------------    -------------    -------------
Total other income (expenses), net                     (1,308)              --           (1,308)
                                                -------------    -------------    -------------

Net (Loss)                                      $ (12,612,210)   $     (10,000)   $ (13,817,461)
                                                =============    =============    =============


Basic and Diluted Net Loss per Common Share     $       (0.08)   $       (0.00)
                                                =============    =============

Basic and Diluted Weighted Average Common
Shares Outstanding                                154,967,155      144,000,000
                                                =============    =============

                                     See Accompanying Notes

                                                   FUELNATION INC.
                                            (A Development Stage Company)

                                          (Formerly Regenesis Holdings, Inc)
                                          CONDENSED STATEMENTS OF CASH FLOWS

                                  FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                                     (Unaudited)


                                                                                                        Accumulative in
                                                                                                        the Development
                                                                             2001            2000            Stage
                                                                         ------------    ------------    ------------
Cash Flows from Operating Activities:
   Net loss                                                              $(12,612,210)   $    (10,000)   $(13,817,461)
   Adjustments to reconcile net loss to net cash provided by
      used in operating activities:
         Depreciation                                                          27,425              --          50,701
         Non - cash consulting fees                                         9,200,880              --       9,200,880
         Non - cash consulting fees - related party                         2,985,000              --       2,985,000
         Research and development for common stock                                             10,000          10,000
         Changes in assets and liabilities:
           [Increase] Decrease in:
           Inventory                                                           (1,933)             --        (555,556)
           Other                                                               (3,383)             --        (479,268)
           Due from affiliates                                                (13,614)             --        (186,488)


           Increase [Decrease] in:
           Accounts payable                                                   320,654              --         864,484
           Accrued liabilities                                                 35,413              --         159,780
           Payroll and taxes payable                                           67,727              --         193,527
                                                                         ------------    ------------    ------------
                  Net cash provided by (used) in operating activities           5,959              --      (1,574,401)
                                                                         ------------    ------------    ------------



Cash Flows from Investing Activities:
           Payments for fixed assets                                           (3,460)             --        (236,215)
           Payments for technology                                           (126,600)             --        (685,705)
           Advances towards pending acquisitions                                   --              --        (403,886)
                                                                         ------------    ------------    ------------
                  Net cash provided by (used in) investing activities        (130,060)             --      (1,325,806)
                                                                         ------------    ------------    ------------

Cash Flows from Financing Activities:
   Net proceeds from issuance of common stock                                 126,500              --       3,271,608
   Payment of loans payable                                                        --              --        (100,000)
   Debt restructuring                                                              --              --        (255,804)
                                                                         ------------    ------------    ------------
                  Net cash provided by financing activities                   126,500              --       2,915,804
                                                                         ------------    ------------    ------------


Net Increase in Cash                                                            2,399              --          15,597

Cash, Beginning of period                                                      13,198              --              --
                                                                         ------------    ------------    ------------

Cash, End of period                                                      $     15,597    $         --    $     15,597
                                                                         ============    ============    ============


Supplemental Disclosure of Cash Flow Information:

   Cash paid during the period for interest                              $      1,308    $         --    $      1,308
                                                                         ============    ============    ============
   Cash paid during the period for income taxes                          $         --    $         --              --
                                                                         ============    ============    ============

Supplemental Schedule of Non Cash Investing and Financing Activities:

Issuance of stock options to purchase 1,500,000 shares of common stock
      in connection with consulting fees                                 $  2,985,000
                                                                         ============

The Company, through its CEO, pledged shares of common stock to be issued for various consulting services. The Company recorded a non-cash charge to expense of $ 9,200,880 which was equal to the fair value of such shares at the time they were pledged. Such shares were not issued as of March 31,2001 and the total amount of $ 9,200,880 was credited to additional paid-in capital.

                        See Accompanying Notes

                                 FUELNATION INC.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc.)
                                 March 31, 2001
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited financial statements of FuelNation Inc. (the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim period are not necessary indicative of results of operations for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2000.

The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a capital deficiency of approximately $13.8 million. Since October 2000, the Company has relied on financial support from equity financing and loans from affiliated entities. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

Note 2.  Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the December 31, 2000 Form 10-KSB A-3.

Note 3.  Advances - Related Parties

During the three months ended March 31, 2001 the Company advanced $ 14,614 to an officer of the Company. At March 31, 2001, the Company had a balance due from related parties of $186,488. Currently, there are no interest repayment terms for the debt and it is treated as if due on demand.

Note 4.  Capitalized Technology Costs

During the three months ended March 31, 2001 the Company capitalized $126,600 of technology costs.

Note 5.  Stockholders' Equity - Issuance of Common Stock

In January 2001, the Company issued 23,075 shares pursuant to Rule 506, Regulation D under the Securities Act of 1933, as amended, at $.65 per share. The Company received net proceeds of $ 15,000.

In March 2001, the Company sold 101,500 shares of common stock at $1. 00 per share pursuant to an additional Regulation D offering.

Note 6.  Stock Options and Stock Issuance

In February 2001, the Company issued options to purchase 1,500,000 shares of common stock at an exercise price of $.01 per share to a related party for consulting services. The Company incurred a non-cash charge to operations of $2,985,000, the fair value at date of grant, related to these options. As of the date of this report 1,500,000 non-employee options were exercised.

                                 FUELNATION INC.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc.)
                                 March 31, 2001
                                   (Unaudited)


The Company through its CEO, pledged shares of common stock to be issued for various consulting services. The Company recorded a non-cash charge to expense of $9,200,880 which was equal to the fair value of such shares at the time they were pledged. Such shares were not issued as of March 31, 2001 and the total amount of $9,200,880 was credited to additional paid-in capital


Note 7.  Subsequent Events

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

During April, 2001 one officer and two members of the board of directors were appointed. Item 1.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FUELNATION, INC.
                                             (Registrant)

                                        Dated: _________________


                                    By: /s/ CHRISTOPHER R. SALMONSON
                                        -------------------------------------
                                        Christopher R. Salmonson, President