Form 10QSB/A
period 2001-06-30
FUELNATION INC
filed 2002-08-09
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB A

                                 AMENDMENT NO. 2

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2001

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of August 7, 2001 was 162,166,027 shares.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

Our unaudited financial statements for the six months periods ended June 30, 2001 and 2000 are attached hereto.

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



The following information is intended to highlight developments in our operations, to present our results of operations to date, our plan of operation, to identify key trends affecting our business and to identify other factors affecting our business for the six months period ended June 30, 2001 and 2000.

Results of Operations

Comparison of Results of Operations for the six months periods ended June 30, 2001 and 2000

We generated no revenues during the six months periods ended June 30, 2001 and 2000 and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless and until we begin marketing our technology or otherwise acquire an existing entity which generates revenues and profits.

Total operating expenses were $23,024,041 for the six months ended June 30, 2001, compared to$10,000 for the six months ended June 30, 2000. The expenses incurred during the six month period ended June 30, 2001 arose primarily from salaries and wages ($224,569), professional and consulting fees ($123,961), non-cash consulting fees ($16,205,422), non-cash employee compensation ($ 6,212,966) and other general and administrative expenses ($72,633). These expenses increased in 2001 over the same period in 2000, as a result of employment of executive officers and technical staff to support the related technology, expenses associated with the engagement of outside professionals to assist the Company in connection with preparing private placement offerings and continued expansion of overall operations. Additionally , we incurred interest expense of $1,559 in 2001. As a result, we incurred a net loss of $23,025,598 for the six months ended June 30, 2001.

Total operating expenses were $10,413,139 for the three months ended June 30, 2001, compared to$0 for the three months ended June 30, 2000. The expenses incurred during the three month period ended June 30, 2001 arose primarily from salaries and wages ($131,733), non-cash consulting fees ($4,019,542), non-cash employee compensation ($ 6,212,966) and other general and administrative expenses ($23,419). These expenses increased in 2001 over the same period in 2000, as a result of employment of executive officers and technical staff to support the related technology, expenses associated with the engagement of outside professionals to assist the Company in connection with preparing private placement offerings and continued expansion of overall operations. Additionally, we incurred interest expense of $249 in 2001. As a result, we incurred a net loss of $10,413,388 for the three months ended June 30, 2001.

We had working capital deficit of $148,887 as of June 30, 2001 and a deficit accumulated during our development stage thus far of approximately $24.2 million as of June 30, 2001. The Company's ability to meet its future obligations in relation to the orderly payment of its recurring obligations on a current basis is totally dependent on its ability to attain a profitable level of operations; receive required working capital advances from the Company's shareholders or obtain capital from outside sources.

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

Liquidity and Capital Resources

At June30, 2001, we had $332 in cash and working capital deficit of $148,887. For the six month period ended June 30, 2001, net cash provided by operating activities was $138,035. This was primarily attributable to a net loss for the period of $23,025,598 and offset by increase of payables and liabilities of $ 652,749, non cash expense of $22,418,388 arising from stock options granted to employees of the company, an option granted to purchase shares of our common stock for consulting services, and common stock shares pledged through the Company's CEO to be issued for various consulting fees.

Our ability to meet our future obligations in relation to the orderly payment of our recurring obligations on a current basis is totally dependent on our ability to commence generating revenues and attain a profitable level of operations, receive required working capital advances from our shareholders or obtain capital from outside sources.

During the six months ended June 30, 2001 cash provided by financing activities was $116,500 which comprised of the sale of common stock in private placements pursuant to Regulation D Offering.

During the six months ended June 30, 2001 cash used in investing activities was $267,401 which comprised primarily of the cost of labor for the development of the technology.

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




                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There were no new legal proceedings filed or threatened involving our company during the six month period ended June 30, 2001.

ITEM 2.  CHANGES IN SECURITIES.

In April 2001, the Company granted options to four technology employees and department heads to purchase an aggregate of 1,550,444 shares of common stock at an exercise price of $0.01 per share. Inasmuch as the purchasers were employees of the Company and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations hereunder.

In April 2001, the Company granted options to the Chief Executive Officer to purchase 14,380,239 shares of common stock at an exercise price of $0.01 per share. Inasmuch as the purchaser was a officer of the Company and had access to relevant information concerning the Company, including financial information, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of such Act and the rules and regulations hereunder

In April 2001, the Company issued 2,000,000 shares of common stock to Joel Brownstein, the former Chief Financial Officer and Director, in connection with work performed thereby over two years ago.

On June 29, 2001 the Company issued 4,500,000 shares of common stock for consulting and technology services. These services are valued at $1,442,500. The common shares were issued pursuant to a Securities and Exchange Commission Form S-8 registration filed on June 14, 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

(a) Exhibits - none

(b) Reports on Form 8-K

(i) Form 8-K : Changes to the Board of Directors, earliest event date, March 1st,2001

(ii) Form 8-K : Change of Certified Public Accounting firm, earliest event date, April 25th, 2001.

(iii)  Form 8-K :  Regulation-D Private Placement Offering termination

                                 FUELNATION INC.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc)
                            CONDENSED BALANCE SHEETS
                                  June 30, 2001
                                   (Unaudited)


                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash                                                                 $        332
   Due from Escrow Accounts                                                  415,167
   Inventory                                                                 560,340
   Other Assets                                                               53,904
                                                                        ------------
Total Current Assets                                                       1,029,743
                                                                        ------------

FIXED ASSETS:
   Office Equipment and Computer Systems, net of
     accumulated depreciation of $46,552                                     195,376
                                                                        ------------

OTHER ASSETS:
   Investments                                                               404,131
   Technology                                                              1,475,764
   Deposits on Equipment                                                     752,500
                                                                        ------------
Total Other Assets                                                      $  2,632,395
                                                                        ------------

Total  Assets                                                           $  3,857,514
                                                                        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                     $    679,122
   Accrued Liabilities                                                       317,986
   Payroll and Taxes Payable                                                 181,522
                                                                        ------------
Total Current Liabilities                                                  1,178,630
                                                                        ------------


STOCKHOLDERS' EQUITY:

   Preferred Stock, $.01 par value, 20,000,000 shares
      authorized; none issued and outstanding                                     --
   Common Stock, $.01 par value, 350,000,000 shares
      authorized; 164,739,772 issued and outstanding at June 30, 2001      1,647,398
   Additional paid-in capital                                             25,377,355
   Due from Officers and Stockholders                                       (115,020)
   (Deficit) Accumulated in the Development Stage                        (24,230,849)
                                                                        ------------
Total Stockholders' Equity                                                 2,678,884
                                                                        ------------

Total Liabilities and Stockholders' Equity                              $  3,857,514
                                                                        ============

                             See Accompanying Notes

                                         FUELNATION INC.
                                  (A Development Stage Company)
                                (Formerly Regenesis Holdings, Inc)
                                     STATEMENTS OF OPERATIONS
                             SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                           (Unaudited)

                                                 For the Six Months Ended
                                                           June 30,               Accumulative in
                                                ------------------------------    the Development
                                                    2001              2000            Stage
                                                -------------    -------------    -------------

Revenue                                         $          --    $          --    $          --
                                                -------------    -------------    -------------

Operating expenses:
   Salaries and wages including related taxes         224,569               --          415,110
   Legal and professional                             123,961               --          517,366
   Rent - related party                                18,825               --           22,238
   Depreciation and amortization                       54,848               --           78,124
   Marketing and promotion                            110,817               --          324,060
   Other general and administrative expenses           72,633               --          222,844
   Research and development costs                          --           10,000           10,000
   Consulting fees - related party                         --               --          221,162
   Non - cash employee compensation                 6,212,966               --        6,212,966
   Non - cash consulting fees                      12,620,422               --       12,620,422
   Non - cash consulting fees - related party       3,585,000               --        3,585,000
                                                -------------    -------------    -------------
Total operating expenses                           23,024,041           10,000       24,229,292
                                                -------------    -------------    -------------

Operating Loss                                    (23,024,041)         (10,000)     (24,229,292)


Other Income (Expense):
   Interest expense                                    (1,557)              --           (1,557)
                                                -------------    -------------    -------------
Total other (expense), net                             (1,557)              --           (1,557)
                                                -------------    -------------    -------------

Net Loss                                        $ (23,025,598)   $     (10,000)   $ (24,230,849)
                                                =============    =============    =============

Basic and Diluted Net Loss per Common Share     $       (0.15)   $       (0.00)
                                                =============    =============

Basic and Diluted Weighted Average Common
Shares Outstanding                                157,288,280      144,000,000
                                                =============    =============

                             See Accompanying Notes

                                         FUELNATION INC.
                                  (A Development Stage Company)
                                (Formerly Regenesis Holdings, Inc)
                                     STATEMENTS OF OPERATIONS
                            THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                           (Unaudited)

                                                 For the Three Months Ended
                                                           June 30,               Accumulative in
                                                ------------------------------    the Development
                                                    2001              2000            Stage
                                                -------------    -------------    -------------
Revenue                                         $          --    $          --   $          --
                                                -------------    -------------   -------------

Operating expenses:
   Salaries and wages including related taxes         131,733               --         415,110
   Legal and professional                             (11,356)              --         517,366
   Rent - related party                                 9,412               --          22,238
   Depreciation and amortization                       27,423               --          78,124
   Marketing and promotion                             68,937               --         324,060
   Other general and administrative expenses          (45,518)              --         222,844
   Research and development costs                          --               --          10,000
   Consulting fees - related party                    221,162
   Non - cash employee compensation                 6,212,966               --       6,212,966
   Non - cash consulting fees                       3,419,542               --      12,620,422
   Non - cash consulting fees - related party         600,000               --       3,585,000
                                                -------------    -------------   -------------
Total operating expenses                           10,413,139               --      24,229,292
                                                -------------    -------------   -------------

Operating Loss                                    (10,413,139)              --     (24,229,292)


Other Income (Expense):
   Interest expense                                      (249)              --          (1,557)
                                                -------------    -------------   -------------
Total other (expense), net                               (249)              --          (1,557)
                                                -------------    -------------   -------------


Net Loss                                        $ (10,413,388)   $          --   $ (24,230,849)
                                                =============    =============   =============

Basic and Diluted Net Loss per Common Share     $       (0.07)   $          --
                                                =============    =============

Basic and Diluted Weighted Average Common
Shares Outstanding                                159,609,405      144,000,000
                                                =============    =============

                             See Accompanying Notes


                                                         FUELNATION INC.
                                                  (A Development Stage Company)
                                               (Formerly Regenesis Holdings, Inc)
                                               CONDENSED STATEMENTS OF CASH FLOWS

                                         FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                                           (Unaudited)

                                                                                                                 Accumulative in
                                                                                                                 the Development
                                                                                       2001            2000           Stage
                                                                                   ------------    ------------    ------------
Cash Flows from Operating Activities:
   Net loss                                                                        $(23,025,598)   $    (10,000)   $(24,230,849)
   Adjustments to reconcile net loss to net cash provided by
      (used) in operating activities:
         Depreciation                                                                    54,848                          78,124
         Non - cash consulting fees                                                  12,620,422                      12,620,422
         Non - cash consulting fees - related party                                   3,585,000                       3,585,000
         Non - cash employee compensation                                             6,212,966                       6,212,966
         Research and development for common stock                                           --          10,000          10,000
         Changes in assets and liabilities:
            [Increase] Decrease in:                                                                                          --
            Inventory                                                                    (6,717)                       (560,340)
            Other                                                                       (13,489)                       (469,071)
            Due from affiliates                                                          57,854              --        (115,020)

            Increase [Decrease] in:
            Accounts payable                                                            319,396                         760,288
            Accrued liabilities                                                         277,631                         317,986
            Payroll and taxes payable                                                    55,722              --         181,522
                                                                                   ------------    ------------    ------------
                  Net cash provided by (used) in operating activities                   138,035              --      (1,608,972)
                                                                                   ------------    ------------    ------------

Cash Flows from Investing Activities:
   Purchase of equipment                                                                 (9,173)             --        (241,928)
   Payment for technology                                                              (258,228)             --        (650,441)
   Advances towards pending acquisitions                                                     --                        (404,131)
                                                                                   ------------                    ------------
                  Net cash used in investing activities                                (267,401)             --      (1,296,500)
                                                                                   ------------    ------------    ------------

Cash Flows from Financing Activities:
   Net proceeds from issuance of common stock                                           116,500                       3,261,608
   Payment of loans payable                                                                  --                        (100,000)
   Debt restructuring                                                                        --              --        (255,804)
                                                                                   ------------    ------------    ------------
                  Net cash provided by financing activities                             116,500              --       2,905,804
                                                                                   ------------    ------------    ------------


Net Decrease in Cash                                                                    (12,866)             --             332

Cash, Beginning of Period                                                                13,198              --              --
                                                                                   ------------    ------------    ------------

Cash, End of Period                                                                $        332    $         --    $        332
                                                                                   ============    ============    ============

Supplemental Disclosure of Cash Flow Information:

   Cash paid during the period for interest:                                       $      1,557    $         --    $      1,557
                                                                                   ============    ============    ============
   Cash paid during the period for income taxes:                                   $         --    $         --    $         --
                                                                                   ============    ============    ============

Supplemental Schedule of Non Cash Investing and Financing Activities:
The Company issued the following stock options:
1,500,000 shares of common stock for consulting services                           $  3,585,000
15,930,683 shares of common stock for  employee compensation                       $  6,212,966

The Company, through its CEO, pledged shares of common stock to be issued for various consulting services. The Company recorded a non-cash charge to expense of $ 9,200,880 which was equal to the fair value of such shares at the time they were pledged. Such shares were not issued as of June 30,2001 and the total amount of $ 9,200,880 was credited to additional paid-in capital

The Company issued 4,500,000 shares of common stock for:
                                                      Equipment deposits           $    752,500
                                                              Technology                590,000
                                                   Consulting agreements                100,000
                                                                                   ------------
                                                                                   $  1,442,500
                                                                                   ------------

The Company issued 300,000 shares of common stock for the payment of professional fees valued at $203,500.

The Company issued 2,000,000 shares of common stock and a related party transferred shares of Company common stock for consulting costs of $3,149,375.
The amount of $3,149,375 was recorded as additional paid in capital


                             See Accompanying Notes

                                 FUELNATION INC.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc.)
                                  June 30, 2001
                                   (Unaudited)


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

The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a capital deficiency of approximately $24. 2 million. Since October 2000, the Company has relied on financial support from equity financing and loans from affiliated entities. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

Note 2.  Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 2 to the Company's financials statements in the December 31, 2000 Form 10-KSB A.

Note 3.  Advances - Related Parties

During the six months ended June 30, 2001 the Company borrowed a net amount of $ 57,853 from an officer of the Company. At June 30, 2001, the Company had a balance due from related parties of $115,020. Currently, there are no interest repayment terms for the debt and it is treated as if due on demand.

Note 4.  Capitalized Technology Costs

During the six months ended June 30, 2001 the Company capitalized $875,904 of technology costs.

Note 5.  Stockholders' Equity - Issuance of Common Stock

In January 2001, the Company issued 23,075 shares pursuant to Rule 506, Regulation D under the Securities Act of 1933, as amended, at $.65 per share. The Company received net proceeds of $ 15,000.

In March 2001, the Company sold 101,500 shares of common stock at $1. 00 per share pursuant to an additional Regulation D offering.

On April 15,2001 the Company issued 2,000,000 restricted shares of common stock to a former officer and director of the Company for consulting costs valued at $1,940,000 the fair value at date of issue.

                                 FUELNATION INC.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc.)
                                  June 30, 2001


Note 5.  Stockholders' Equity - Issuance of Common Stock (continued)

In June 2001, the Company issued 4,500,000 shares of the Company's common stock as consideration for equipment deposits and consulting services valued at $ 1,442,500.

In June 2001, the Company issued 405,550 shares of common stock for payment of approximately $72,000 of debt and $203,500 of professional expenses.

In June 2001, 2,500,000 shares of common stock were issued to a related party for payment of consulting services and exercise of stock options. The Company incurred a non-cash charge to operations of $600,000 the fair value at date of grant, related to the stock issuance.

In June 2001, the Company accepted assignment of a contract to purchase a retail gas station. In consideration for this assignment 290,000 shares of common stock of the Company were issued to an individual.

In April 2001, a related party transferred company common stock owned by him to non-affiliated entities for consulting and other company costs in the amount of $1,209,375.

Note 6.  Stock Options and Other Issuances

In April 2001,the Company granted options to purchase 15,930,683 shares of Company stock to7 employees at an exercise price of $.01 per share. The Company incurred a non- cash charge to operations of $6,212,966, the fair value at date of grant, in connection with the issuance of such options. Also in February 2001, the Company issued options to purchase 1,500,000 shares of common stock at an exercise price of $.01 per share to a related party for consulting services. The Company incurred a non-cash charge to operations of $2,985,000, the fair value at date of grant, related to these options. As of the date of this report 1,500,000 non-employee options were exercised.

In April 2001, a related party transferred company common stock owned by him to non-affiliated entities for consulting and other company costs in the amount of $1,209,375.

The Company through its CEO, pledged shares of common stock to be issued for various consulting services. The Company recorded a non-cash charge to expense of $9,200,880 which was equal to the fair value of such shares at the time they were pledged. Such shares were not issued as of June 30, 2001 and the total amount of $9,200,880 was credited to additional paid-in capital.


Note 7.  Subsequent Events

During July 2001 the Company terminated negotiations to purchase a retail gas station. Of the $390,000 invested in this effort, as reported on the Balance Sheet under "Due from Escrow Accounts", only $350,000 was returned to the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FUELNATION, INC.
                                  (Registrant)

                            Dated: __________________


                                By: /s/ CHRISTOPHER R. SALMONSON
                                    --------------------------------------
                                    Christopher R. Salmonson, President