Form 10QSB/A
period 2001-09-30
FUELNATION INC
filed 2002-08-09
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB A
                                 AMENDMENT NO. 1

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

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

Our unaudited financial statements for the nine months periods ended September 30, 2001 and 2000 are attached hereto.

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



The following information is intended to highlight developments in our operations, to present our results of operations to date, our plan of operation, to identify key trends affecting our business and to identify other factors affecting our business for the nine months period ended September 30, 2001 and 2000.

Results of Operations

Comparison of Results of Operations for the nine months periods ended September 30, 2001 and 2000

We generated no revenues during the nine months periods ended September 30, 2001 and 2000 and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless and until we begin marketing our technology or otherwise acquire an existing entity which generates revenues and profits.

Total operating expenses were $26,450,813 for the nine months ended September 30, 2001, compared to$10,000 for the nine months ended September 30, 2000. The expenses incurred during the nine month period ended September 30, 2001 arose primarily from salaries and wages ($369,105), professional and consulting fees ($169,007), non-cash consulting fees ($19,230,218), non-cash employee compensation ($ 6,212,966) and other general and administrative expenses ($205,044). These expenses increased in 2001 over the same period in 2000, as a result of employment of executive officers and technical staff to support the related technology, expenses associated with the engagement of outside professionals to assist the Company in connection with preparing private placement offerings and continued expansion of overall operations. Additionally , we incurred interest expense of $2,674 in 2001. As a result, we incurred a net loss of $26,498,487 for the nine months ended September 30, 2001.

Total operating expenses were $3,426,772 for the three months ended September 30, 2001, compared to $0 for the three months ended September 2000. The expenses incurred during the three month period ended September 2001 arose primarily from salaries and wages ($144,536), professional and consulting fees ($45,046), non-cash consulting fees ($3,024,796), and other general and administrative expenses ($132,411). These expenses increased in 2001 over the same period in 2000, as a result of employment of executive officers and technical staff to support the related technology, expenses associated with the engagement of outside professionals to assist the Company in connection with preparing private placement offerings and continued expansion of overall operations. Additionally , we incurred interest expense of $1117 in 2001. As a result, we incurred a net loss of $3,472,889 for the three months ended September 30, 2001.

We had working capital deficit of $600,494 as of September 30, 2001 and a deficit accumulated during our development stage thus far of approximately $27.7 million as of September 30, 2001. The Company's ability to meet its future obligations in relation to the orderly payment of its recurring obligations on a current basis is totally dependent on its ability to attain a profitable level of operations; receive required working capital advances from the Company's shareholders or obtain capital from outside sources.

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

Liquidity and Capital Resources

At September30, 2001, we had $2,040 in cash and working capital deficit of $600,494. For the nine month period ended September 30, 2001, net cash provided by operating activities was $197,486. This was primarily attributable to a net loss for the period of $26,498,487 and offset by increase of payables and liabilities of $ 566,712, non cash expense of $25,443,184 arising from stock options granted to employees of the company, an option granted to purchase shares of our common stock for consulting services, and common stock shares pledged through the Company's CEO to be issued for various consulting fees.

Our ability to meet our future obligations in relation to the orderly payment of our recurring obligations on a current basis is totally dependent on our ability to commence generating revenues and attain a profitable level of operations, receive required working capital advances from our shareholders or obtain capital from outside sources.

During the nine months ended September 30, 2001 cash provided by financing activities was $116,500 which comprised of the sale of common stock in private placements pursuant to Regulation D Offering.

During the nine months ended September 30, 2001 cash used in investing activities was $325,144 which comprised primarily of the cost of labor for the development of the technology.

Additional financings will be required in order to allow us to implement our business plan described herein. Our success is dependent upon our ability to raise additional capital. In March 2001, we signed a placement agent's retention agreement with Westminster Securities Corporation, 100 Park Avenue, New York("Westminster"), for an underwritten offering of up to $35 million to be arranged through one of its institutional clients. Applicable thereto, in October 2001, we signed various agreements, including a stock purchase agreement, with Bluefire Capital, Inc. ("Bluefire"), whereby Bluefire has agreed to execute irrevocable commitments to purchase up to $25 million worth of our common stock over the course of three years following the effectiveness of a registration statement which we have agreed to file with the SEC. Warrants to purchase an additionally 150,000 shares of our common stock at an exercise price of $0.1567 per warrant are also included. Upon funding, we are obligated to compensate Westminster in an amount equal to 5% of each draw-down,in cash. Westminster will also receive a 3 year warrant to purchase 100,000 shares of our common stock at a price equal to 105% of the market price of our common stock at Closing.

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

(b) Reports on Form 8-K

(i) Form 8-K : Changes to the Board of Directors, earliest event date, March 1st,2001

(ii) Form 8-K : Change of Certified Public Accounting firm, earliest event date, April 25th, 2001.

(iii)  Form 8-K :  Regulation-D Private Placement Offering termination

                                     FUELNATION INC.
                              (A Development Stage Company)
                            (Formerly Regenesis Holdings, Inc)
                                 CONDENSED BALANCE SHEETS
                                    September 30, 2001
                                       (Unaudited)


                                          ASSETS
                                          ------

CURRENT ASSETS:
   Cash                                                                      $      2,040
   Due from Escrow Accounts                                                        20,167
   Inventory                                                                      560,340
   Other Assets                                                                     9,775
                                                                             ------------
Total Current Assets                                                              592,322
                                                                             ------------

FIXED ASSETS:
   Office Equipment and Computer Systems, net of
     accumulated depreciation of $58,190                                          183,738
                                                                             ------------

OTHER ASSETS:
   Investments                                                                    404,131
   Technology                                                                   1,491,870
   Deposits on Equipment                                                          752,500
                                                                             ------------
Total Other Assets                                                              2,648,501
                                                                             ------------

Total  Assets                                                                $  3,424,561
                                                                             ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                          $    548,377
   Accrued Liabilities                                                            270,501
   Payroll and Taxes Payable                                                      373,938
                                                                             ------------
Total Current Liabilities                                                       1,192,816
                                                                             ------------

Commitments and Contingencies                                                          --

STOCKHOLDERS' EQUITY:

   Preferred Stock, $.01 par value, 20,000,000 shares
      authorized; none issued and outstanding                                          --
   Common Stock, $.01 par value, 350,000,000 shares
      authorized; 179,196,266 issued and outstanding at September 30, 2001      1,792,699
   Additional paid-in capital                                                  28,402,151
   Due from Officers and Stockholders                                            (259,367)
   (Deficit) Accumulated in the Development Stage                             (27,703,738)
                                                                             ------------
Total Stockholders' Equity                                                      2,231,745
                                                                             ------------

Total Liabilities and Stockholders' Equity                                   $  3,424,561
                                                                             ============


                             See Accompanying Notes

                                         FUELNATION INC.
                                  (A Development Stage Company)
                               (Formerly Regenesis Holdings, Inc)
                                    STATEMENTS OF OPERATIONS
                          NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                           (Unaudited)

                                                  For the Nine Months Ended
                                                        September 30,            Accumulative in
                                                ------------------------------   the Development
                                                     2001             2000             Stage
                                                -------------    -------------    -------------

Revenue                                         $          --    $          --    $          --
                                                -------------    -------------    -------------

Operating expenses:
   Salaries and wages including related taxes         369,105                           559,646
   Legal and professional                             169,007                           562,412
   Rent - related party                                28,866                            32,279
   Depreciation and amortization                      124,790                           148,066
   Marketing and promotion                            110,817                           324,060
   Other general and administrative expenses          205,044                           355,255
   Research and development costs                          --           10,000           10,000
   Consulting fees- related party                          --                           221,162
   Non - cash employee compensation                 6,212,966                         6,212,966
   Non - cash consulting fees                      15,645,218                        15,645,218
   Non- cash consulting fees- related party         3,585,000               --        3,585,000
                                                -------------    -------------    -------------
Total operating expenses                           26,450,813           10,000       27,656,064
                                                -------------    -------------    -------------

Operating Loss                                    (26,450,813)         (10,000)     (27,656,064)

Other Income (Expense):
   Interest expense                                    (2,674)                           (2,674)
   Other Expense                                      (45,000)              --          (45,000)
                                                -------------    -------------    -------------
Total other (expense), net                            (47,674)              --          (47,674)
                                                -------------    -------------    -------------

Net Loss                                        $ (26,498,487)   $     (10,000)   $ (27,703,738)
                                                =============    =============    =============

Basic and Diluted Net Loss per Common Share     $       (0.16)   $       (0.00)
                                                =============    =============

Basic and Diluted Weighted Average Common
Shares Outstanding                                161,032,585      144,000,000
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


                                                 For the Three Months Ended
                                                         September 30,          Accumulative in
                                                ------------------------------  the Development
                                                     2001             2000           Stage
                                                -------------    -------------   -------------

Revenue                                         $          --    $          --   $          --
                                                -------------    -------------   -------------

Operating expenses:
   Salaries and wages including related taxes         144,536                          559,646
   Legal and professional                              45,046                          562,412
   Rent - related party                                10,041                           32,279
   Depreciation and amortization                       69,942                          148,066
   Marketing and promotion                                 --                          324,060
   Other general and administrative expenses          132,411                          355,255
   Research and development costs                          --                           10,000
   Consulting fees- related party                          --                          221,162
   Non - cash employee compensation                        --                        6,212,966
   Non - cash consulting fees                       3,024,796                       15,645,218
   Non - cash consulting fees - related party              --               --       3,585,000
                                                -------------    -------------   -------------
Total operating expenses                            3,426,772               --      27,656,064
                                                -------------    -------------   -------------

Operating Loss                                     (3,426,772)              --     (27,656,064)


Other Income (Expense):
   Interest expense                                    (1,117)                          (2,674)
   Other Expense                                      (45,000)              --         (45,000)
                                                -------------    -------------   -------------
Total other (expense), net                            (46,117)              --         (47,674)
                                                -------------    -------------   -------------

Net Loss                                        $  (3,472,889)   $          --   $ (27,703,738)
                                                =============    =============   =============

Basic and Diluted Net Loss per Common Share     $       (0.02)   $          --
                                                =============    =============

Basic and Diluted Weighted Average Common
Shares Outstanding                                168,614,502      144,000,000
                                                =============    =============


                             See Accompanying Notes

                                                          FUELNATION INC.
                                                   (A Development Stage Company)
                                                (Formerly Regenesis Holdings, Inc)
                                                CONDENSED STATEMENTS OF CASH FLOWS

                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                           (Unaudited)                                             Accumulative in
                                                                                                                   the Development
                                                                                        2001            2000            Stage
                                                                                    ------------    ------------    ------------
Cash Flows from Operating Activities:
   Net loss                                                                         $(26,498,487)   $    (10,000)   $(27,703,738)
   Adjustments to reconcile net loss to net cash provided by
      (used) in operating activities:
         Depreciation                                                                    124,790                         148,066
         Non - cash consulting fees                                                   15,645,218                      15,645,218
         Non - cash consulting fees - related party                                    3,585,000                       3,585,000
         Non - cash employee compensation                                              6,212,966                       6,212,966
         Research and development for common stock                                            --          10,000          10,000
         Changes in assets and liabilities:
            [Increase] Decrease in:                                                                                           --
            Inventory                                                                     (6,717)                       (560,340)
            Other                                                                        445,697                         (29,942)
            Due to affiliates                                                            (86,493)             --        (259,367)
            Write down of investments                                                    208,800                         208,800

            Increase [Decrease] in:
            Accounts payable                                                             172,440                         666,272
            Accrued liabilities                                                          146,134                         270,501
            Payroll and taxes payable                                                    248,138              --         373,938
                                                                                    ------------    ------------    ------------
                  Net cash provided (used) in operating activities                       197,486              --      (1,432,626)
                                                                                    ------------    ------------    ------------

Cash Flows from Investing Activities:
   Purchase of equipment                                                                  (9,173)             --        (241,928)
   Payment for technology                                                               (315,971)             --        (825,079)
   Advances towards pending acquisitions                                                      --              --        (404,131)
                                                                                    ------------    ------------    ------------
                  Net cash used in investing activities                                 (325,144)             --      (1,471,138)
                                                                                    ------------    ------------    ------------

Cash Flows from Financing Activities:
   Net proceeds from issuance of common stock                                            116,500                       3,261,608
   Payment of loans payable                                                                   --                        (100,000)
   Debt restructuring                                                                         --              --        (255,804)
                                                                                    ------------    ------------    ------------
                  Net cash provided by financing activities                              116,500              --       2,905,804
                                                                                    ------------    ------------    ------------


Net Decrease in Cash                                                                     (11,158)             --           2,040

Cash, Beginning of Period                                                                 13,198              --              --
                                                                                    ------------    ------------    ------------

Cash, End of Period                                                                 $      2,040    $         --    $      2,040
                                                                                    ============    ============    ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest:                                        $      2,674    $         --    $      2,674
   Cash paid during the period for income taxes:                                    $         --    $         --    $         --

Supplemental Schedule of Non Cash Investing and Financing Activities:
The Company issued the following :
1,500,000 shares of common stock for consulting services                            $  3,585,000
15,930,683 shares of stock options for  employee compensation                       $  6,212,966
2,000,000 stock purchase warrants for consulting services                           $    599,796

The Company, through its CEO, pledged shares of common stock to be issued for various consulting services. The Company recorded a non-cash charge to expense of $ 9,200,880 which was equal to the fair value of such shares at the time they were pledged. Such shares were not issued as of September 30,2001 and the total amount of $ 9,200,880 was credited to additional paid-in capital

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

A related party transferred shares of Affiliate- Owned Company common stock for consulting costs valued at $2,425,000. The amount of $2,425,000 was recorded as additional paid in capital.

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

The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a capital deficiency of approximately $27.7 million. Since October 2000, the Company has relied on financial support from equity financing and loans from affiliated entities. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

Note 2.  Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the December 31, 2000 Form 10-KSB A-3.

Note 3.  Advances - Related Parties

During the nine months ended September 30, 2001 the Company advanced a net amount of $ 86,494 to an officer of the Company. At September 30, 2001, the Company had a balance due from related parties of $259,367. Currently, there are no interest repayment terms for the debt and it is treated as if due on demand.

Note 4.  Capitalized Technology Costs

During the nine months ended September 30, 2001 the Company capitalized $892,010 of technology costs.

Note 5.  Stockholders' Equity - Issuance of Common Stock

In January 2001, the Company issued 23,075 shares pursuant to Rule 506, Regulation D under the Securities Act of 1933, as amended, at $.65 per share. The Company received net proceeds of $ 15,000.

In March 2001, the Company sold 101,500 shares of common stock at $1. 00 per share pursuant to an additional Regulation D offering.

On April 15,2001 the Company issued 2,000,000 restricted shares of common stock to a former officer and director of the Company for consulting costs valued at $1,940,000, the fair value at date of issue.

                                 FUELNATION INC.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc.)
                               September 30, 2001


Note 5.  Stockholders' Equity - Issuance of Common Stock (continued)

In June 2001, the Company issued 4,500,000 shares of the Company's common stock as consideration for equipment deposits and consulting services valued at $ 1,442,500.

In June 2001, the Company issued 405,550 shares of common stock for payment of approximately $72,500 of debt and $203,500 of professional expenses.

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

In September 2001, options to purchase 14,530,239 shares of common stock were exercised at $.01 per share by an officer of the Company (14,380,239) and a former officer of the Company (150,000).


Note 6.  Stock Options and Warrants and Other Issuances

In April 2001,the Company granted options to purchase 15,930,683 shares of Company stock to7 employees at an exercise price of $.01 per share. The Company incurred a non- cash charge to operations of $6,212,966, the fair value at date of grant, in connection with the issuance of such options. Also in February 2001, the Company issued options to purchase 1,500,000 shares of common stock at an exercise price of $.01 per share to a related party for consulting services. The Company incurred a non-cash charge to operations of $2,985,000, the fair value at date of grant, related to these options. As at September 30, 2001, 14,530,239 employee and 1,500,000 non-employee options were exercised.

In April 2001, a related party transferred company common stock owned by him to non-affiliated entities for consulting and other company costs in the amount of $1,209,375

The Company through its CEO, pledged shares of common stock to be issued for various consulting services. The Company recorded a non-cash charge to expense of $9,200,880 which was equal to the fair value of such shares at the time they were pledged. Such shares were not issued as of September 30, 2001 and the total amount of $9,200,880 was credited to additional paid-in capital.

In August 2001, options to purchase 14,530,239 shares of common stock were exercised at $.01 per share by an officer of the Company (14,380,239) and a former officer of the Company (150,000).

In August 2001,the Company issued 2,500,000 stock purchase warrants with exercise prices ranging from $.50 to $2.50. The Warrants were issued for consulting fees and valued at $599,796, the fair value at date of grant.

In August 2001, a related party transferred company common stock owned by him to non - affiliated entities for consulting and other company costs in the amount of $2,425,000. The amount was recorded as additional paid in capital.

                                 FUELNATION INC.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc.)
                               September 30, 2001


Note 7.  Subsequent Events

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