Form 10QSB/A
period 2002-03-31
FUELNATION INC
filed 2002-08-13
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X] No [ ]

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

Total operating expenses were $423,305 for the three months ended March 31, 2002, compared to $12,610,902 for the three months ended March 31, 2001. The expenses incurred during the three month period ended March 31, 2002 arose primarily from salaries and wages ($188,171), professional and consulting fees ($85,766), non-cash employee compensation ($87,693) and other general and administrative expenses ($57,850). These expenses decreased by 97% in 2002 over the same period in 2001, mainly due to a decrease in the professional and consulting fees($48,551), reduction in the use of outside consultants which resulted in a decrease in non-cash consulting fees($12,185,880), and the general and administrative expenses decreasing by management streamlining costs and reducing overhead, including our moving our principal place of business during the applicable period. We also incurred increased interest expense of $8,440 during the three month period ended March 31, 2002, as compared to interest expense of $1,308 for the comparable period in 2001. As a result, we incurred a net loss of $431,745 for the three months ended March 31, 2002.

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

                                 FUELNATION INC.
                          (A Development Stage Company)
                       (Formerly Regensis Holdings, Inc.)
                            CONDENSED BALANCE SHEETS
                                 March 31, 2002
                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash                                                           $      2,157
    Inventory                                                           560,340
    Other                                                                17,961
                                                                   ------------
  Total Current Assets                                                  580,458
                                                                   ------------
  FIXED ASSETS:
    Office Furniture and Equipment and Computer Systems,
      net of accumulated depreciation of $73,653                        173,027
                                                                   ------------
  OTHER ASSETS:
    Deposits on Equipment                                               752,500
    Technology                                                        1,581,747
                                                                   ------------
  Total Other Assets                                                  2,334,247
                                                                   ------------
  Total Assets                                                     $  3,087,732
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

  CURRENT LIABILITIES:
    Accounts payable                                               $    583,996
    Accrued Liabilities                                                 256,618
    Payroll and Taxes Payable                                           617,531
    Convertible Debt, net of unamortized discount of $14,869             20,690
    Due to Affiliates                                                   361,713
    Other Payables                                                      149,500
                                                                   ------------
  Total Current Liabilities                                           1,990,048
                                                                   ------------
  Commitments and Contingencies                                              --
                                                                   ------------
  Common Stock Subject to Repurchase,8,566,113 Shares Issued and
  Outstanding at March 31, 2002                                       3,547,974
                                                                   ------------
  STOCKHOLDERS' [DEFICIT]:
    Preferred Stock, $.01 par value, 20,000,000 shares
      authorized; none issued and outstanding                                --
    Common Stock, $.01 par value, 350,000,000 shares
      authorized; 171,956,659 issued and outstanding
        at March 31,2002                                              1,719,565
    Additional paid-in capital                                       25,964,383
    (Deficit) Accumulated in the Development Stage                  (30,134,238)
                                                                   ------------
  Total Stockholders' [Deficit]                                      (2,450,290)
                                                                   ------------
  Total Liabilities and Stockholders' [Deficit]                    $  3,087,732
                                                                   ============


                             See Accompanying Notes

                                         FUELNATION INC.
                                  (A Development Stage Company)
                               (Formerly Regenesis Holdings, Inc.)
                                    STATEMENTS OF OPERATIONS
                                THREE MONTHS ENDED MARCH 31, 2002

                                                  For the Three Months Ended
                                                           March 31,             Accumulative in
                                                ------------------------------   the Development
                                                     2002             2001            Stage
                                                -------------    -------------    -------------

Revenue                                         $          --    $          --    $          --
                                                -------------    -------------    -------------
Operating expenses:
   Salaries and wages including related taxes         188,171           92,836        1,010,191
   Consulting fees                                     19,456               --           48,890
   Consulting fees - related party                         --               --          221,162
   Legal and professional                              66,310          135,317          677,119
   Marketing and promotion                                 --           41,880          406,567
   Rent - related party                                    --            6,413           45,387
   Depreciation                                         3,825           27,425           73,653
   Other general and administrative expenses           57,850          121,151          516,532
   Research and development cost                           --               --           10,000
   Non-Cash Consulting fees                                --        9,200,880       16,278,718
   Non-Cash Consulting fees - related party                --        2,985,000        3,585,000
   Non-Cash financing costs                                --               --           92,956
   Non-Cash Employee Compensation                      87,693               --        6,455,659
                                                -------------    -------------    -------------
Total operating expenses                              423,305       12,610,902       29,421,834
                                                -------------    -------------    -------------
Operating Loss                                       (423,305)     (12,610,902)     (29,421,834)

Other Income (Expense):
   Other Expense                                           --               --         (694,982)
   Interest expense                                    (8,440)          (1,308)         (17,422)
                                                -------------    -------------    -------------
Total other (expense), net                             (8,440)          (1,308)        (712,404)
                                                -------------    -------------    -------------
Net Loss                                        $    (431,745)   $ (12,612,210)   $ (30,134,238)
                                                =============    =============    =============
Basic and Diluted Net Loss per Common Share     $       (0.00)   $       (0.08)
                                                =============    =============
Basic and Diluted Weighted Average Common
Shares Outstanding                                179,196,266      154,967,155
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
                                               (Unaudited)

                                                                                            Cumulative
                                                                                          The Development
                                                               2002            2001            Stage
                                                           ------------    ------------    ------------
Cash Flows from Operating Activities:
   Net loss                                                $   (431,745)   $(12,612,210)   $(30,134,238)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation                                             3,825          27,425          73,653
         Non-Cash Employee Compensation                          87,693              --       6,455,659
         Non-Cash Consulting Fees                                    --       9,200,880      16,278,718
         Non-Cash Consulting Fees-Related Party                      --       2,985,000       3,585,000
         Non-Cash Financing Costs                                    --              --          92,956
         Write-Down of Investments                                   --              --         657,686
         Other                                                       --              --          32,500
         Amortization of Discount on Convertible Debt             7,631              --           7,631

         Changes in Assets and Liabilities:
         Inventory                                                   --          (1,933)       (560,339)
         Due from Escrow Accounts                                    --              --         (45,000)
         Due from Affiliates                                         --         (13,614)        304,680
         Other                                                   16,667          (3,383)         25,372
   Increase [Decrease] in :
         Accounts Payable                                        48,890         320,654         449,325
         Accrued Liabilites                                      21,809          35,413         242,710
         Payroll and Taxes Payable                               93,104          67,727         617,531
                                                           ------------    ------------    ------------
               Net cash used in operating activities           (152,126)          5,959      (1,916,156)
                                                           ------------    ------------    ------------
Cash Flows from Investing Activities:
   Payments for Technology                                           --         126,600)       (544,903)
   Payment for Fixed Assets                                      (2,667)         (3,460)       (246,680)
   Advances Toward Pending Acquisition                               --              --        (402,724)
   Cash Received in Acquisition                                      --              --           1,109
                                                           ------------    ------------    ------------
               Net cash used in investing activities             (2,667)       (130,060)     (1,193,198)
                                                           ------------    ------------    ------------
Cash Flows from Financing Activities:
   Proceeds from issuance of common stock                            --         126,500       3,261,608
   Proceeds from Issuance of Convertible Debt                        --              --          35,953
   Payment of Loans Payable                                          --              --        (100,000)
   Debt Restructuring                                                --              --        (255,804)
   Increase in loan to officers and stockholders                154,754              --         169,754
                                                           ------------    ------------    ------------
               Net cash provided by financing activities        154,754         126,500       3,111,511
                                                           ------------    ------------    ------------
Net (Decrease) Increase in Cash                                     (39)          2,399           2,157

Cash, Beginning of Period                                         2,196          13,198              --
                                                           ------------    ------------    ------------
Cash, End of Period                                        $      2,157    $     15,597    $      2,157
                                                           ============    ============    ============
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest:               $         --    $      1,308    $      1,308
                                                           ============    ============    ============
   Cash paid during the period for Income Taxes:           $         --    $         --    $         --
                                                           ============    ============    ============

                                 FUELNATION INC.
                          (A Development Stage Company)
                       (Formerly Regenesis Holdings, Inc)
                  CONDENSED STATEMENTS OF CASH FLOWS(CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)



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

                                FUELNATION, INC.
                                  (Registrant)

                             Dated: August 13, 2002,

                         By: /s/ CHRISTOPHER R. SALMONSON
                             ----------------------------
                             Christopher R. Salmonson,
                             President