Form 10QSB
period 2002-06-30
FUELNATION INC
filed 2002-08-14
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2002

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of August 14, 2002 was 222,781,004 shares.

                                  FUELNATION INC.
                           (A Development Stage Company)
                                   BALANCE SHEET
                                   June 30, 2002
                                    (Unaudited)


                                       ASSETS
                                       ------

CURRENT ASSETS:
   Cash                                                                $        991
   Inventory                                                                560,339
   Other                                                                      1,580
                                                                       ------------
Total Current Assets                                                        562,910
                                                                       ------------

FIXED ASSETS:
   Office Furniture and Equipment and Computer Systems, net of
     accumulated depreciation of $94,896                                    151,783
                                                                       ------------

OTHER ASSETS:
   Deposits on Equipment                                                    752,500
   Technology                                                             1,581,747
                                                                       ------------
Total Other Assets                                                        2,334,247
                                                                       ------------

Total  Assets                                                          $  3,048,940
                                                                       ============

                      LIABILITIES AND STOCKHOLDERS' [DEFICIT]
                      ---------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                    $    586,347
   Accrued Liabilities                                                      276,881
   Payroll and Taxes Payable                                                539,713
   Convertible Debt, net of unamortized discount of $7,227                   28,322
   Due to Affiliates                                                        457,118
   Other Payables                                                           149,500
                                                                       ------------

Total Current Liabilities                                                 2,037,881
                                                                       ------------

Commitments and Contingencies                                                    --
                                                                       ------------

Common Stock Subject to Repurchase, 8,566,113 Shares Issued and
Outstanding at June 30, 2002                                              3,547,973
                                                                       ------------

STOCKHOLDERS' [DEFICIT]:

   Preferred Stock, $.01 par value, 20,000,000 shares
      authorized; none issued and outstanding                                    --
   Common Stock, $.01 par value, 350,000,000 shares
      authorized; 202,214,891 issued and outstanding at June 30,2002      2,022,147
   Additional paid-in capital                                            26,629,756
   (Deficit) Accumulated in the Development Stage                       (31,188,817)
                                                                       ------------
Total Stockholders' [Deficit]                                            (2,536,914)
                                                                       ------------

Total Liabilities and Stockholders' [Deficit]                          $  3,048,940
                                                                       ============


                             See Accompanying Notes

                                         FUELNATION INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS
                                 SIX MONTHS ENDED JUNE 30, 2002
                                           (Unaudited)

                                                   For the Six Months Ended
                                                           June 30,              Accumulative in
                                                ------------------------------   the Development
                                                     2002            2001             Stage
                                                -------------    -------------    -------------

Revenue                                         $          --    $          --    $          --
                                                -------------    -------------    -------------

Operating expenses:
   Salaries and wages including related taxes         370,839          224,569        1,192,859
   Consulting fees                                     38,934                            68,368
   Consulting fees - related party                                                      221,162
   Legal and professional                             141,032          123,961          751,841
   Marketing and promotion                                             110,817          406,567
   Rent - related party                                                 18,825           45,387
   Depreciation                                        25,068           54,848           94,896
   Other general and administrative expenses          118,487           72,633          577,169
   Research and development cost                                                         10,000
   Non - Cash Consulting fees                         320,000       12,620,422       16,598,718
   Non - Cash Consulting fees - related party                        3,585,000        3,585,000
   Non - Cash financing costs                                                            92,956
   Non - Cash Employee Compensation                   458,066        6,212,966        6,826,032
                                                -------------    -------------    -------------
Total operating expenses                            1,472,426       23,024,041       30,470,955
                                                -------------    -------------    -------------

Operating Loss                                     (1,472,426)     (23,024,041)     (30,470,955)

Other Income (Expense):
   Other (Expense) Income                               2,983                          (691,999)
   Interest expense                                   (16,881)          (1,557)         (25,863)
                                                -------------    -------------    -------------
Total other (expense), net                            (13,898)          (1,557)        (717,862)
                                                -------------    -------------    -------------

Net Loss                                        $  (1,486,324)   $ (23,025,598)   $ (31,188,817)
                                                =============    =============    =============

Basic and Diluted Net Loss per Common Share     $       (0.01)   $       (0.15)
                                                =============    =============

Basic and Diluted Weighted Average Common
Shares Outstanding                                189,767,703      157,288,280
                                                =============    =============


                             See Accompanying Notes

                                         FUELNATION INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS
                                THREE MONTHS ENDED JUNE 30, 2002
                                           (Unaudited)


                                                 For the Three Months Ended
                                                           June 30,              Accumulative in
                                                ------------------------------   the Development
                                                     2002            2001             Stage
                                                -------------    -------------    -------------

Revenue                                         $          --    $          --    $          --
                                                -------------    -------------    -------------

Operating expenses:
   Salaries and wages including related taxes         182,668          131,733        1,192,859
   Consulting fees                                     19,478                            68,368
   Consulting fees - related party                                                      221,162
   Legal and professional                              74,722          (11,356)         751,841
   Marketing and promotion                                              68,937          406,567
   Rent - related party                                                  9,412           45,387
   Depreciation                                        21,243           27,423           94,896
   Other general and administrative expenses           60,637          (45,518)         577,169
   Research and development cost                                                         10,000
   Non - Cash Consulting fees                         320,000        3,419,542       16,598,718
   Non - Cash Consulting fees - related party                          600,000        3,585,000
   Non - Cash financing costs                                                            92,956
   Non - Cash Employee Compensation                   370,373        6,212,966        6,826,032
                                                -------------    -------------    -------------
Total operating expenses                            1,049,121       10,413,139       30,470,955
                                                -------------    -------------    -------------

Operating Loss                                     (1,049,121)     (10,413,139)     (30,470,955)

Other Income (Expense):
   Other (Expense) Income                               2,983                          (691,999)
   Interest expense                                    (8,441)            (249)         (25,863)
                                                -------------    -------------    -------------
Total other (expense), net                             (5,458)            (249)        (717,862)
                                                -------------    -------------    -------------

Net Loss                                        $  (1,054,579)   $ (10,413,388)   $ (31,188,817)
                                                =============    =============    =============

Basic and Diluted Net Loss per Common Share     $       (0.01)   $       (0.07)
                                                =============    =============

Basic and Diluted Weighted Average Common
Shares Outstanding                                199,503,966      159,609,405
                                                =============    =============


                             See Accompanying Notes


                                                         FUELNATION INC.
                                                  (A Development Stage Company)
                                                    STATEMENTS OF CASH FLOWS

                                         FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                                           (Unaudited)
                                                                                                                    Cumulative
                                                                                                                  the Development
                                                                                       2002            2001            Stage
                                                                                   ------------    ------------    ------------
Cash Flows from Operating Activities:
   Net loss                                                                        $ (1,486,324)   $(23,025,598)   $(31,188,817)
   Adjustments to reconcile net loss to net cash provided by
      (used) in operating activities:
         Depreciation                                                                    25,068          54,848          94,896
         Non- Cash Employee Compensation                                                458,066       6,212,966       6,826,032
         Non- Cash Consulting Fees                                                      320,000      12,620,422      16,598,718
         Non- Cash  Consulting Fees -Related Party                                                    3,585,000       3,585,000
         Non- Cash Financing Costs                                                                                       92,956
        Write- Down of Investments                                                                                      657,686
         Other                                                                                                           32,500
        Amortization of Discount on Convertible Debt                                     15,262              --          15,262
                                                                                                                             --
         Changes in Assets and Liabilities:
         Inventory                                                                           --          (6,717)       (560,339)
         Due from Escrow Accounts                                                                                       (45,000)
         Due from Affiliates                                                            109,919          57,854         414,599
         Other                                                                           33,048         (13,489)         41,753
Increase [Decrease] in :
         Accounts Payable                                                                51,244         319,396         451,679
         Accrued Liabilites                                                              42,072         277,631         262,973
         Payroll and Taxes Payable                                                      182,868          55,722         707,295
                                                                                   ------------    ------------    ------------

                  Net cash provided by (used) in operating activities                  (248,777)        138,035      (2,012,807)
                                                                                   ------------    ------------    ------------

Cash Flows from Investing Activities:
   Payments for Technology                                                                   --        (258,228)       (544,903)
   Payment for Fixed Assets                                                              (2,667)         (9,173)       (246,680)
  Advances Toward Pending Acquisition                                                                                  (402,724)
  Cash Received in Acquisition                                                               --              --           1,109
                                                                                   ------------    ------------    ------------
                  Net cash used in investing activities                                  (2,667)       (267,401)     (1,193,198)
                                                                                   ------------    ------------    ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of common stock                                               110,000         116,500       3,371,608
   Proceeds from Issuance of Convertible Debt                                                                            35,953
   Payment of Loans Payable                                                                                            (100,000)
   Debt Restructuring                                                                                                  (255,804)
   Increase in loan to officers and stockholders                                        140,239              --         155,239
                                                                                   ------------    ------------    ------------
                  Net cash provided by financing activities                             250,239         116,500       3,206,996
                                                                                   ------------    ------------    ------------


Net (Decrease) Increase in Cash                                                          (1,205)        (12,866)            991

Cash, Beginning of Period                                                                 2,196          13,198              --
                                                                                   ------------    ------------    ------------

Cash, End of Period                                                                $        991    $        332    $        991
                                                                                   ============    ============    ------------

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest:                                       $      1,546    $      1,557    $      2,854
                                                                                   ============    ============    ============
   Cash paid during the period for Income Taxes:                                   $         --    $         --    $         --
                                                                                   ============    ============    ============

Supplemental Schedule of Non Cash Investing and Financing Activities:

During the Six Month Period Ended June 30, 2002:
------------------------------------------------
Options to purchase 1,252,761 shares of common stock were excercised by a officer of the company and the amount of $ 12,527 was offset against the loan to officers and stockholders

The Company entered into two consulting agrements and issued a total of 8,000,000 shares of the Company's common stock for services. Accordingly a non-cash expense of $320,000 was recorded which was the fair value of the common stock at the time of issuance

Options to purchase 16,758,232 shares of common stock were excercised by the CEO and employees of the Company at an exercise price of $.01 per share as consideration for accrued compensation owed. The Company incurred a non-cash employee expense of $370,373

During the Six Month Period Ended June 30, 2001:
-----------------------------------------------
The Company issued the following stock options:
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

The Company issued 4,500,000 shares of common stock for:
                                                           Equipment deposits      $    752,500
                                                                   Technology           590,000
                                                        Consulting agreements           100,000
                                                                                   ------------
                                                                                   $  1,442,500
                                                                                   ============
The Company issued 300,000 shares of common stock for the payment of professional fees valued at $203,500.

The Company issued 2,000,000 shares of common stock and a related party transferred shares of Company common stock for consulting costs of $3,149,375.
The amount of $3,149,375 was recorded as additional paid in capital


                             See Accompanying Notes

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

Our unaudited financial statements for the six month periods ended June 30, 2002 and 2001 are attached hereto.

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



The following information is intended to highlight developments in our operations, to present our results of operations to date, our plan of operation, to identify key trends affecting our business and to identify other factors affecting our business for the six month periods ended June 30, 2002 and 2001.

Results of Operations

Comparison of Results of Operations for the six month periods ended June 30, 2002 and 2001

We generated no revenues during the six months periods ended June 30, 2002 and 2001 and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless and until we begin marketing our technology or otherwise acquire an existing entity which generates revenues and profits.

Total operating expenses were $1,472,426 for the six months ended June 30, 2002, compared to$23,024,041 for the six months ended June 30, 2001. The expenses incurred during the six month period ended June 30, 2002 arose primarily from salaries and wages ($370,839), professional and consulting fees ($179,966), non-cash consulting fees ($320,000), non-cash employee compensation ($458,066) and other general and administrative expenses ($118,487). These expenses decreased in 2002 over the same period in 2001 by reducing the use of outside consultants which resulted in a decrease in non- cash consulting fees of $15,885,422. Non-cash employee compensation decreased by $5,754,900 in 2002 compared with the same period in 2001. This was offset by an increase in salaries and wages of $146,270 due to employment of additional staff to support the related technology. Additionally, we incurred interest expense of $16,881 in 2002. As a result, we incurred a net loss of $1,486,324 for the six months ended June 30, 2002.

Total operating expenses were $1,049,121 for the three months ended June 30, 2002, compared to $10,413,139 for the three months ended June 2001. The expenses incurred during the three month period ended June 2002 arose primarily from salaries and wages ($182,668), professional and consulting fees ($94,200), non-cash consulting fees ($320,000), non-cash employee compensation($370,373) and other general and administrative expenses ($60,637). These expenses decreased in 2002 over the same period in 2001 by reducing the use of outside consultants which resulted in a decrease in non- cash consulting fees of $3,699,542. Non-cash employee compensation decreased by $5,842,593 in 2002 compared with the same period for 2001.Additionally , we incurred interest expense of $8,441 in 2002. As a result, we incurred a net loss of $1,049,121 for the three months ended June 30, 2002.

We had working capital deficit of $1,474,971 as of June 30, 2002 and a deficit accumulated during our development stage thus far of approximately $31.2 million as of June 30, 2002. The Company's ability to meet its future obligations in relation to the orderly payment of its recurring obligations on a current basis is totally dependent on its ability to attain a profitable level of operations; receive required working capital advances from the Company's shareholders or obtain capital from outside sources.

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

Liquidity and Capital Resources

At June 30, 2002, we had $991 in cash and working capital deficit of $1,474,971. For the six month period ended June 30, 2002, net cash used by operating activities was $248,777. This was primarily attributable to a net loss for the period of $1,486,324 and offset by increase of payables and liabilities of $ 276,183, expenses paid on behalf of the Company by an affiliated Company of $109,919, non- cash consulting expense of $320,000 and non-cash employee compensation of $458,066 arising from stock options granted to an officer of the company.

Our ability to meet our future obligations in relation to the orderly payment of our recurring obligations on a current basis is totally dependent on our ability to commence generating revenues and attain a profitable level of operations, receive required working capital advances from our shareholders or obtain capital from outside sources.

During the six months ended June 30, 2002 cash provided by financing activities was $250,239 which comprised of the sale of common stock for $110,000 and $152,766 borrowed from Fuel America LLC ["Fuel America"], an entity controlled by our Chairman of the Board/Chief Executive Officer, Christopher R. Salmonson. In February 2002, Mr.Salmonson exercised options to purchase 1,252,761 shares of our common stock at an exercise price of $.01 per share. The proceeds of $12,527 were used to reduce the amount due to Fuel America. At June 30, 2002,the balance owed Fuel America was $347,199.Currently, there are no interest repayment terms for the debt and it is treated as if due on demand.

In October 2001, we borrowed approximately $36,000 from four(4)individuals and issued 9% convertible subordinated promissory notes, which are due by September 30, 2002 and are convertible into 258,654 shares of our common stock, at a rate of one share of common stock for each $0.139 principal amount of notes. Additionally, we issued stock purchase warrants to the noteholders, which entitled these noteholders to purchase 517,309 shares of our common stock at an exercise price of approximately $.15 per share. The warrants were issued at twice the conversion rate of our common stock (two warrants for each $0.139 principal amount of notes).The notes are shown net of a discount of approximately $30,000 which represents the fair value assigned to the warrants that were issued. The discount is being amortized over the life of the debt.Amortization amounted to approximately $15,262 for the six months ended June 30,2002 and is charged to interest expense. Unamortized discount at June 30,2002 is approximately $7,227.

We have primarily funded our payroll costs through borrowing from related parties. Payroll taxes have become delinquent since the second quarter of 2001. These liabilities, which include penalties and interest through June 30, 2002, amount to $539,713. Penalties (to the maximum limits) and interest will accrue on such payroll tax liabilities, as well as additional payroll tax liabilities incurred subsequent to June 30, 2002, until paid. Mr. Salmonson has deferred payment of approximately $46,153 of his salary as of June 30, 2002.

Additional financings will be required in order to allow us to implement our business plan described herein. Our success is dependent upon our ability to raise additional capital. As of the date of this Report, we have been negotiating the issuance of $330,000,000 of Bonds. We have agreed to issue the bonds in three series A, B, C, totaling $330 million dollars. FuelNation is responsible to pay a cost of issuance and shortfall letter of credit fee in the amount of $10,500,000 dollars. H&N LLC a fund based in Portland, Oregon will provide the shortfall letter of credit and the cost of issuance in the amount of $3,500,000 for the first Series A Bond. Shaikh Isa Mohammed Isa Alkhalifa will provide the shortfall letter of credit and the cost of issuance in the amount of $7 million dollars Series B and Series C bond. The company is expecting to get a firm commitment for the bond funding in the month of August 2002 and funding by the first of November 2002 from the bond proceeds. The failure to infuse additional capital into our Company may force management to curtail marketing expenditures and product introductions, which may affect our ability to fully implement our business plan described herein.

We have a signed letter of intent with one of the largest southeast petroleum marketer's since January 9, 2002 to purchase the marketer for $28,500,000 and the assumption of approximately $40 million dollars of liabilities. The first acquisition will provide FuelNation with approximately $200 million of sales and $14 million of EBIDTA. However, as of the date of this Report, until the bond funding is complete there will be no definitive agreement between us and any third party and there can be no assurances that such an agreement will be reached in the future.

We intend to continue our discussions with investment bankers and others to provide or assist in providing additional financing. However, as of the date of this Report, the only direction for financing is directed toward the bond funding, and no assurance can be given that we will obtain any such financing.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In the second quarter of 2002, the Company received a default judgment in the amount of $104,700 plus interest in favor of Penton Media, Inc . The Company plans to negotiate a payment plan for the amount owed.

On July 25, 2002 the company was served with a civil action from one of the four
(4) individual note holders, Peter Gianoukas, in the amount of $11,541.00 principal amount. Further details on the notes are given in the Liquidity and Capital Resources section of this report. The note holder claims we are in default on the note and has demanded payment. All note holders have been mailed their interest checks and have cashed the interest checks, excluding Mr. Peter Gianoukas, which refuses to cash his interest check and sue The Company. The note becomes due on September 30, 2002 and the company intends to pay back the principal amount when due. The Company believes the notes are current and will defend this suit with all remedies of the law.

On July 30, 2002 The Company was served with a civil suit from CLX & Associates, Inc., attention Robert Weidenbaum claiming FuelNation owes them $140,000 worth of stock. FuelNation signed a consulting agreement in March 2002 under the premises that CLX & Associates, Inc was a public relations firm and they would assist the company. The Company intends to defend this suit with all remedies of the law.


ITEM 2.  CHANGES IN SECURITIES.

In February 2002, our CEO, Christopher Salmonson, exercised options to purchase 1,252,761 shares of our common stock at an exercise price of $.01 per share.

In May 2002, 16,758,232 options were granted to purchase shares of Company common stock to the CEO and employees of the Company at an option price of $.01 per share as consideration for accrued compensation owed .The relevant shares were registered as part of an S-8 registration statement filed with the SEC. The Company incurred a non-cash charge to operations of $370,373. These options were simultaneously exercised in May 2002.

During the second quarter of 2002,we issued 8,000,000 shares of our common stock in exchange for consulting services. These shares were valued at $320,000. The relevant shares were registered as part of an S-8 registration statement filed with the SEC.

During the second quarter of 2002, 5,500,000 shares of our common stock were sold for $110,000. The relevant shares were registered as part of an S-8 registration statement filed with the SEC.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5.  OTHER INFORMATION - NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

(a) Exhibits - none

(b) Reports on Form 8-K

We did not file any reports on Form 8-K during the six month period ended June 30, 2002.

                                 FUELNATION INC.
                          (A Development Stage Company)
                                  June 30, 2002
                                   (Unaudited)


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

The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses and as of June 30, 2002,has a working capital deficiency of approximately $1,474,971 and a capital deficiency of approximately $31.2 million. Since October 2000, the Company has relied on financial support from equity financing and loans from affiliated entities. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

Note 2.  Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the December 31, 2001 Form 10-KSB.

Note 3.  Basic and Diluted Loss Per Share

Basic loss per share reflects the amount of loss for the period attributable to each share of common stock outstanding during the reporting period. Diluted loss per share reflects basic loss per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted loss per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on loss per share (i.e. reducing loss per share). The dilutive effect, if any, of outstanding options and warrants and their equivalents would be reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of operations and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. For the period from January 1, 2002 through June 30, 2002, and January 1, 2001 through June 30, 2001, the Company had outstanding warrants and stock options to purchase 5,683,753 shares of common stock at prices ranging from $0.01 to $7.50 per share and for the period from January 1, 2001 through June 30, 2001, the Company had outstanding warrants and stock options to purchase 466,000 shares of common stock at prices ranging from $2.50 to $7.50 per share.

For the six months ended June 30, 2002 and 2001, all of the Company's potential common shares were anti-dilutive and a dual presentation of loss per share is not required

Note 4.  Advances - Related Parties

During the six months ended June 30, 2002 the Company borrowed approximately $152,766 from Fuel America LLC ["Fuel America"],and $109,919 from Fuel Nation Group LLC ["Fuel Nation Group"] entities controlled by the Chairman of the Board/Chief Executive Officer ["CEO"]. In February 2002, the CEO exercised options to purchase 1,252,761 shares of common stock at an exercise price

                                 FUELNATION INC.
                          (A Development Stage Company)
                                  June 30, 2002
                                   (Unaudited)


of $.01 per share. The proceeds of $12,527 were used to reduce the amount due to Fuel America. At June 30, 2002, the balance owed Fuel America was $347,199 and owed Fuel Nation Group was $109,919. Currently, there are no interest repayment terms for the debt and it is treated as if due on demand.


Note 5.  Stockholders' Equity - Issuance of Common Stock

In February 2002, the CEO was granted and exercised options to purchase 1,252,761 shares of common stock at an exercise price of $.01 per share. The Company incurred non-cash expense of $87,693.

In May 2002, 16,758,232 options were granted to purchase shares of Company common stock to the CEO and employees of the Company at an option price of $.01 per share as consideration for accrued compensation owed . The Company incurred a non-cash charge to operations of $370,373. These options were exercised in May 2002 and 16,758,232 shares of Company common stock were issued.

During the second quarter of 2002, 8,000,000 shares of our common stock were issued in exchange for consulting services. The Company incurred non- cash expense of $320,000.

During the second quarter of 2002, 5,500,000 shares of our common stock were sold for $110,000.


Note 6.  New Authoritative Accounting Pronouncements

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

On April 30, 2002, the Financial Accounting Standards Board (FASB) issued Statement No.145, Rescission of FASB Statements No.4, 44 and 64,Amendment of FASB Statement No. 13 and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements.

Statement 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 and amended Statement 4, is no longer necessary because Statement 4 has been rescinded.

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

                                 FUELNATION INC.
                          (A Development Stage Company)
                                  June 30, 2002
                                   (Unaudited)


Note 7.  Subsequent Events

On August 13, 2002,--The Company received a term sheet for the bond funding. The company finalized the capital raise of $10,500,000 dollars to pay for the cost of issuance and the funds to guarantee the interest shortfall for the $330 million dollar bond funding. The company submitted the formal application early last week and has received a term sheet with the funding details, which the company has been working diligently to complete.


Once the term sheet is agreed and signed a bond commitment is issued. The funding should take place within approximately 60 days and we will be able to start our acquisition strategy immediately. The Company was able to arrange the $10,500,000 dollars to pay for the cost of issuance and the funds to guarantee the interest shortfall for the $330 million dollar bond funding. We have agreed to issue the bonds in three series A, B, C, totaling $330 million dollars. H&N LLC a fund based in Portland, Oregon will provide the shortfall letter of credit and the cost of issuance in the amount of $3,500,000 for the first Series A Bond. Shaikh Isa Mohammed Isa Alkhalifa will provide the shortfall letter of credit and the cost of issuance in the amount of $7 million dollars Series B and Series C bond. The size of each series A, B, C, totaling $330 million dollars will be decided based upon the dollars needed to draw acquisition funds and time lines for due-diligence, acquisitions, legal work, permitting and other items. We are very confident from this point forward FuelNation should be able to successfully fulfill our portion of the bond funding requirements. In the event FuelNation is unable to fulfill its obligations or the bond funding is not completed we may have to change our financing strategy.


We have had a signed letter of intent with one of the largest southeast petroleum marketer's since January 9, 2002 to purchase the marketer for $28,500,000 and the assumption of approximately $40 million dollars of liabilities. The first acquisition will provide FuelNation with approximately $200 million of sales and $14 million of EBIDTA. The petroleum marketers will be identified as soon as the firm bond commitment is issued this month and we have authorization from the proposed acquisitions. The acquisition strategy allows the company to acquire key talent in the industry and seamlessly merge synergies across the FuelNation network.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FUELNATION, INC.
                                     (Registrant)

                                 Dated:  August 14, 2002

                                 By: /s/ CHRISTOPHER R. SALMONSON
                                     ----------------------------------------
                                     Christopher R. Salmonson,
                                     President