Form 10QSB
period 2002-09-30
FUELNATION INC
filed 2002-11-19
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2002

                         Commission File Number: 1-12350


                                 FUELNATION INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                                     Florida
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   65-0827283
                        ---------------------------------
                        (IRS Employer Identification No.)


                                4121 SW 47th Ave.
                                 Davie, Florida
                    ----------------------------------------
                    (Address of principal executive offices)

                                      33314
                                   ----------
                                   (Zip Code)


                                 (954) 587-3775
                           ---------------------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X] No [ ].

The number of shares of the registrant's only class of common stock issued and outstanding, as of November 18, 2002 was 233,481,254 shares.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

Our unaudited financial statements for the three and nine month periods ended September 30, 2002 and 2001 are attached hereto.

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

We were incorporated under the laws of the state of Florida on July 6, 1993 under the name "International Pizza Corporation." We have had two other names and business plans since our incorporation, including QPQ Corporation and Regenesis Holdings, Inc. We changed our name to the current name in October 2000 and adopted the business plan described under "Plan of Operation" below. In conjunction with our most recent name change, in October 2000 Triad Petroleum, LLC ("Triad") and Triad's owners as a group, acquired 96% interest in our company pursuant to the terms of a Share Sale and Contribution Agreement in exchange for the assignment of all of the rights, title, interest, marketing rights, patent rights, royalty rights, and any other rights in the Intellectual Property and technology, and any related trademarks and service marks (or applications made thereby) Triad may have had with regard to said Intellectual Property.

The following information is intended to highlight developments in our operations, to present our results of operations to date, our plan of operation, to identify key trends affecting our business and to identify other factors affecting our business for the nine month periods ended September 30, 2002 and 2001.

Results of Operations

Comparison of Results of Operations for the three and nine month periods ended September 30, 2002 and 2001

We generated no revenues during the three and nine months periods ended September 30, 2002 and 2001 and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless and until we begin marketing our technology or otherwise acquire an existing entity which generates revenues and profits.

Total operating expenses were $3,033,555 for the nine months ended September 30, 2002, compared to $26,450,813 for the nine months ended September 30, 2001. The expenses incurred during the nine-month period ended September 30, 2002 arose primarily from salaries and wages ($535,550), professional and consulting fees ($216,970), non-cash consulting fees ($714,000), non-cash employee compensation ($458,066),write down of capitalized software development costs ($891,747) and other general and administrative expenses ($140,240). These expenses decreased in 2002 over the same period in 2001 by reducing the use of outside consultants, which resulted in a decrease in non-cash consulting fees of $14,931,218. Non-cash employee compensation decreased by $5,754,900 in 2002 compared with the same period in 2001. This was offset by an increase in salaries and wages of $166,445 due to employment of additional staff to support the related technology. Additionally, we incurred interest expense of $25,817 in 2002. As a result, we incurred a net loss of $3,051,258 for the nine months ended September 30, 2002.

Total operating expenses were $1,561,128 for the three months ended September 30, 2002, compared to $3,426,772 for the three months ended September 2001. The expenses incurred during the three month period ended September 2002 arose primarily from salaries and wages ($184,711), professional and consulting fees ($36,225), non-cash consulting fees ($394,000) write down of capitalized software development costs ($891,747) and other general and administrative expenses ($33,202). These expenses decreased in 2002 over the same period in 2001 by reducing the use of outside consultants, which resulted in a decrease in non- cash consulting fees of $2,630,796. Additionally, we incurred interest expense of $8,937 in 2002. As a result, we incurred a net loss of $1,564,934 for the three months ended September 30, 2002.


Plan of Operation

At the current time we have experienced a major set back in our financing plans for the issuance of taxable revenue notes. On August 13, 2002 the company signed a term sheet to issue taxable revenue notes in the amount of $80 million and paid a refundable application fee of $80,000 that was accepted by the lender. On August 16, 2002 the lender issued a commitment to fund $80 million and requested another $80,000 commitment fee and the performance of several other obligations or the commitment would expire on August 23, 2002. The commitment has since expired and the lender has asked us to resubmit an application for $100 million of bond funding with a modified business plan to reflect construction of the Travel Center and the Technology Center only. The current acquisitions in the petroleum marketing industry are on hold until we have additional funding or alternative means of acquiring the companies. As of the date of this filing the modified business plan has been submitted to the lender for their review and the application is expected to be submitted during the month of November.

The Company was able to arrange the $3,300,000 needed to pay for the cost of issuance and the funds to guarantee the interest shortfall for the $100 million dollar bond funding and received verification of the availability of the funds dated November 01, 2002. All indications from the lender are still positive for the issuance of the taxable revenue notes and they are waiting for our revised application submission.

Our success is subject to the completion of our taxable revenue bond issue, however, there can be no assurances that the Company will be successful in acquiring additional capital or that such capital, if available, will be on terms and conditions acceptable to the Company.

In line with FuelNation's business strategy, we are preparing the application for the issuance of a taxable revenue bond offering in the amount of $100 million to build one of the largest and most technology advanced Travel Centers in the state of Florida. The plans currently consist of a 105,500 sf Travel Center, 75,000sf 200 room hotel, 24 pump fueling depot, truck wash, 35,000 sf retail mall, 20,000 sf spa and gym, 30,000 sf of offices for the technology center, 19,000 sf of repair, 11,300 sf convenience store, 7,500 sf truck sales, 858 tractor trailer parking slots and 539 car parking slots.

We will be preparing documentation to list FuelNation on the BBXSM (Bulletin Board ExchangeSM) exchange that will eventually take the place of the OTC Bulletin Board (R) (OTCBB). The BBX will appeal to many of the same companies that are currently quoted on the OTCBB, but will be a higher quality market.

The BBX will have qualitative listing standards, but will have no minimum share price, income, or asset requirements. In addition, the BBX will have an electronic trading system to allow order negotiation and automatic execution. The new system will bring increased speed and reliability to trade executions, as well as improve the overall transparency of the marketplace.

Our objective is to be the leading worldwide provider of real- time e-commerce and business-to-business communications in the petroleum marketing industry. Our vertical integration strategy is to purchase existing petroleum marketers, transport companies, dealers and related facilities in key distribution markets

We intend to finance these purchases by issuing taxable revenue bonds and raising additional equity through private placements and equity financing through an equity line of credit. However, there can be no assurances that the Company will be successful in acquiring additional capital or that such capital, if available, will be on terms and conditions acceptable to the Company.

The executive and operational offices of FuelNation will be centralized in the new headquarters to be built and located at the 45-acre Travel Center in Davie, Florida. FuelNation will build its technology headquarters at the Davie, Florida location and with the assistance of students and faculty from local universities to assist with the development of our technology


We have placed all technology development on hold until we are able to obtain financing. The revised business plan and bond financing application allocates $25 million dollars to our technology center. We have developed proprietary technology that allows us to provide fully integrated services relating to the inventory, sales, distribution and financial reporting functions in the fuel industry. Marketed under the service mark R2R(SM) ("Rack to Retail"), this technology completely automates and streamlines the data collection processes for centralization, retrieval and integration of inventory, financial and accounting information in the fuel industry.


Sales Strategy

Once additional financing is obtained our products and services will be marketed through direct and indirect channels. We intend to accomplish our direct selling in several ways, including:

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


Product Development

Our Florida-based product development team has been responsible for the design, development, testing and release of our core software and services. We have a well-defined software development methodology that we believe enables us to deliver services that satisfy real business needs for the global market while meeting commercial quality expectations. We emphasize quality assurance throughout our software development lifecycle. We believe that a strong emphasis placed on analysis, design and rapid prototyping early in the project lifecycle reduces the number and costs of defects that may be found in later stages. Our development methodology focuses on delivery of product to a global market, enabling localization into multiple languages, multi-currency payment processing, global fraud detection, and local regulatory compliance from a single code base.

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

Liquidity and Capital Resources

At September 30, 2002, we had $404 in cash and working capital deficit of $1,741,957. For the nine month period ended September 30, 2002, net cash used by operating activities was $249,364. This was primarily attributable to a net loss for the period of $3,051,258 and offset by increase of payables and liabilities of $ 471,126, expenses paid on behalf of the Company by an affiliated Company of $173,745,write-down of capitalized software development costs of $891,747, non-cash consulting expense of $714,000 and non-cash employee compensation of $458,066 arising from stock options granted to an officer of the company .

Our ability to meet our future obligations in relation to the orderly payment of our recurring obligations on a current basis is totally dependent on our ability to commence generating revenues and attain a profitable level of operations, receive required working capital advances from our shareholders or obtain capital from outside sources.

During the nine months ended September 30, 2002 cash provided by financing activities was $330,239 which comprised of the sale of common stock for $110,000 and $232,766 borrowed from Fuel America LLC ("Fuel America"), an entity controlled by our Chairman of the Board/Chief Executive Officer, Christopher R. Salmonson. In February 2002, Mr. Salmonson exercised options to purchase 1,252,761 shares of our common stock at an exercise price of $.01 per share. The proceeds of $12,527 were used to reduce the amount due to Fuel America. At September 30, 2002,the balance owed Fuel America was $427,199.Currently, there are no interest repayment terms for the debt and it is treated as if due on demand.

In October 2001, we borrowed approximately $36,000 from four(4)individuals and issued 9% convertible subordinated promissory notes, which were due September 30, 2002 and are convertible into 258,654 shares of our common stock, at a rate of one share of common stock for each $0.139 principal amount of notes. Additionally, we issued stock purchase warrants to the noteholders, which entitled these noteholders to purchase 517,309 shares of our common stock at an exercise price of approximately $.15 per share. The warrants were issued at twice the conversion rate of our common stock (two warrants for each $0.139 principal amount of notes).The notes are shown net of a discount of approximately $30,000 which represents the fair value assigned to the warrants that were issued. The discount is being amortized over the life of the debt. Amortization amounted to approximately $22,893 for the nine months ended September 30,2002 and is charged to interest expense. Currently three of the four note holders are discussing the conversion of their notes to common stock at a reduced conversion rate. As of the date of this filing these Notes are in default.

We have primarily funded our payroll costs through borrowing from related parties. Payroll taxes have become delinquent since the second quarter of 2001. These liabilities, which include penalties and interest through September 30,

2002, amount to $680,882. Penalties (to the maximum limits) and interest will accrue on such payroll tax liabilities, as well as additional payroll tax liabilities incurred subsequent to September 30, 2002, until paid.


We have a signed letter of intent with one of the largest southeast petroleum marketer's since January 9, 2002 to purchase the marketer for $28,500,000 and the assumption of approximately $40 million dollars of liabilities. The first acquisition will provide FuelNation with approximately $200 million of sales and $14 million of EBIDTA. However, as of the date of this Report, until the bond funding is complete there will be no definitive agreement between any third party and us and there can be no assurances that such an agreement will be reached in the future. As of the date of this filing we have mutually postponed the acquisition until we are able to complete our financing.

We intend to continue our discussions with investment bankers and others to provide or assist in providing additional financing. However, as of the date of this Report, the only direction for financing is directed toward the bond funding, and no assurance can be given that we will obtain any such financing.

ITEM 4.  CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and participation of the Company's Chief Executive Officer and acting Chief Financial Officer (the "Officers") of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings, including this report.

INTERNAL CONTROLS

There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In the second quarter of 2002, the Company received a default judgment in the amount of $104,700 plus interest in favor of Penton Media, Inc . The Company plans to negotiate a payment plan for the amount owed.

On July 25, 2002 the company was served with a civil action from one of the four
(4) individual note holders, Peter Gianoukas, in the amount of $11,541.00 principal amount. Further details on the notes are given in the Liquidity and Capital Resources section of this report. The note holder claims we are in default on the note and has demanded payment. All note holders have been mailed their interest checks and have cashed the interest checks, excluding Mr. Peter Gianoukas, which refuses to cash his interest check and sue The Company. The note was due on September 30, 2002 and not yet been paid. The Company will defend this suit with all remedies of the law. As of the date of this filing we are working diligently on converting notes to equity in the company.

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

During the third quarter of 2002,we issued 19,700,000 shares of our common stock in exchange for consulting services. These shares were valued at $394,000. The relevant shares were registered as part of an S-8 registration statement filed with the SEC.

Three demand notes came due in the months of August and September and the company was unable to extend the term on the notes or make payment on the notes. Restricted common shares owned and pledged by an affiliate Fuel America secured the collateral for thesedemand notes. Loans were advanced to Fuel America, using restricted common shares of FuelNation Inc as collateral. The funds were advanced to FuelNation from the affiliate and treated as a demand note. These amounts are included in due to affiliates in the accompanying financial statements.

During the month of August 2002 the company was required to pay ($330,000.00) on a demand note resulting from a 12-month loan advanced by a group of shareholders of FuelNation Inc. that matured on April 19, 2002. This note was extended until August 2002 while waiting for the bond funding to be completed. Since the delay of the bond funding the lender group has defaulted against the collateral of 20,000,000 restricted common shares of FuelNation stock pledged by an affiliate Fuel America. The Company has agreed to replace these shares to the affiliate. The collateral has a restrictive legend and is subject to all rules as may be imposed by Rule 144 of the Securities Act of 1933, as amended.

During the month of September 2002, the company was required to pay ($65,000.00) on a 60-day demand note and resulted in the lender, Richard Gladstone, defaulting against the collateral of 4,002,000 restricted common shares of FuelNation stock pledged by an affiliate Fuel America. The Company has agreed to replace these shares to the affiliate. The collateral has a restrictive legend and is subject to all rules as may be imposed by Rule 144 of the Securities Act of 1933, as amended.

During the month of September 2002 the company was required to pay ($100,000.00) on a 60-day demand note, and resulted in the lender, Peter Knight, defaulting against the collateral of 26,357,500 restricted common shares of FuelNation stock pledged by an affiliate Fuel America. The Company has agreed to replace these shares to the affiliate. The collateral has a restrictive legend and is subject to all rules as may be imposed by Rule 144 of the Securities Act of 1933, as amended.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5.  OTHER INFORMATION

On August 15, 2002 the CEO and President of the company, Chris Salmonson, was arrested by the Sheriff's Office in Broward County, Florida and was held on charges of grand theft relating to a real estate transaction, that failed, with a church. It is alleged that he received $1,670,000 from the Church in exchange for real property that was never conveyed to the Church. The CEO and President denies that he has committed any offense or violation of law and has assured the Company that he will vigorously defend himself against the charges made against him. Mr. Salmonson has retained counsel with respect to these matters, and counsel is working toward his defense.


The current CEO and President, Chris Salmonson, has agreed to step down from his management roll as CEO and President until the allegations against him are settled. The board of directors has reviewed key people to assist with the management and funding responsibilities and agreed in principal to a successor CEO and President subject to a formal agreement being signed with the successor CEO and President and the appropriate actions being adopted by the Company. Chris Salmonson has agreed to stay on as a consultant and guide the Company through on the funding of the taxable revenue notes.

The board of Directors pursuant to the purchase contract dated September 14, 2000 between Triad Petroleum, Inc. and Regenesis Holdings, Inc. exercised our rights in the purchase contract article 6, item 6.7, (resignation of directors and officers) to demand the resignation of Edwin Ruh, Jr. as a director effective immediately. The current active board of directors consist of three individuals; Shaikh Isa Mohammed Isa Alkhalifa, William Schlecht and Chris Salmonson.

During the month of September the four programmers have resigned from employment of the Company and are seeking alternative employment. The programmers have agreed to assist the Company on a consulting basis with the technology and support and have continued to provide their services for the Company. We have currently stopped providing any free or discounted services to clients for Beta testing and are awaiting the bond funding to commence in order to implement our strategy. The current technologies is running seamlessly at the Echosat Communications location in Lexington, Kentucky and discussions for joint marketing or add on services to the satellite installations are being pursued.

The Company is in discussions with our debt holders and vendors to convert their indebtedness into common equity of the Company. It is the intention of the Company to negotiate most of the outstanding indebtedness into common equity of the Company and thereby relieving any burden of fund raising for operations or vendor supplies.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

(a) Exhibits - none

(b) Reports on Form 8-K

We did not file any reports on Form 8-K during the nine month period ended September 30, 2002.

                                    FUELNATION INC.
                             (A Development Stage Company)
                                     BALANCE SHEET
                                  September 30, 2002
                                      (Unaudited)


                                        ASSETS
                                        ------

CURRENT ASSETS:
   Cash                                                                    $        404
   Inventory                                                                    560,339
   Deposit on Application fee                                                    80,000
   Other                                                                          1,580
                                                                           ------------
Total Current Assets                                                            642,323
                                                                           ------------

FIXED ASSETS:
   Office Furniture and Equipment and Computer Systems, net of
     accumulated depreciation of $107,097                                       139,583
                                                                           ------------

OTHER ASSETS:
   Deposits on Equipment                                                        752,500
   Technology                                                                   690,000
                                                                           ------------
Total Other Assets                                                            1,442,500
                                                                           ------------

Total  Assets                                                              $  2,224,406
                                                                           ============

                        LIABILITIES AND STOCKHOLDERS' [DEFICIT]
                        ---------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                        $    618,311
   Accrued Liabilities                                                          298,690
   Payroll and Taxes Payable                                                    680,882
   Convertible Debt                                                              35,953
   Due to Affiliates                                                            600,944
   Other Payables                                                               149,500
                                                                           ------------

Total Current Liabilities                                                     2,384,280
                                                                           ------------

Commitments and Contingencies                                                        --
                                                                           ------------

Common Stock Subject to Repurchase, 8,566,113 Shares Issued and
Outstanding at September 30, 2002                                             3,547,973
                                                                           ------------

STOCKHOLDERS' [DEFICIT]:

   Preferred Stock, $.01 par value, 20,000,000 shares
     authorized; none issued and outstanding                                         --
   Common Stock, $.01 par value, 350,000,000 shares
     authorized; 221,914,891 issued and outstanding at September 30,2002      2,219,147
   Additional paid-in capital                                                26,826,757
   (Deficit) Accumulated in the Development Stage                           (32,753,751)
                                                                           ------------
Total Stockholders' [Deficit]                                                (3,707,847)
                                                                           ------------

Total Liabilities and Stockholders' [Deficit]                              $  2,224,406
                                                                           ============


                             See Accompanying Notes

                                              FUELNATION INC.
                                       (A Development Stage Company)
                                         STATEMENTS OF OPERATIONS
                                   NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                (Unaudited)


                                                             For the Nine Months Ended
                                                                   September 30,           Accumulative in
                                                          ------------------------------   the Development
                                                              2002             2001             Stage
                                                          -------------    -------------    -------------

Revenue                                                   $          --    $          --    $          --
                                                          -------------    -------------    -------------

Operating expenses:
   Salaries and wages including related taxes                   535,550          369,105        1,357,570
   Consulting fees                                               39,714           69,148
   Consulting fees - related party                              221,162
   Legal and professional                                       216,970          169,007          827,779
   Marketing and promotion                                      110,817          406,567
   Rent - related party                                          28,866           45,387
   Depreciation                                                  37,268          124,790          107,096
   Other general and administrative expenses                    140,240          205,044          598,922
   Research and development cost                                 10,000
   Write Down of Capitalized Software Development Costs         891,747          891,747
   Non - Cash Consulting fees                                   714,000       15,645,218       16,992,718
   Non - Cash Consulting fees - related party                 3,585,000        3,585,000
   Non - Cash financing costs                                    92,956
   Non - Cash Employee Compensation                             458,066        6,212,966        6,826,032
                                                          -------------    -------------    -------------
Total operating expenses                                      3,033,555       26,450,813       32,032,084
                                                          -------------    -------------    -------------

Operating Loss                                               (3,033,555)     (26,450,813)     (32,032,084)

Other Income (Expense):
   Other (Expense) Income                                         8,114          (45,000)        (686,868)
   Interest expense                                             (25,817)          (2,674)         (34,799)
                                                          -------------    -------------    -------------
Total other (expense), net                                      (17,703)         (47,674)        (721,667)
                                                          -------------    -------------    -------------

Net Loss                                                  $  (3,051,258)   $ (26,498,487)   $ (32,753,751)
                                                          =============    =============    =============

Basic and Diluted Net Loss per Common Share               $       (0.02)   $       (0.16)
                                                          =============    =============

Basic and Diluted Weighted Average Common
Shares Outstanding                                          201,125,333      161,032,585
                                                          =============    =============


                             See Accompanying Notes

                                              FUELNATION INC.
                                       (A Development Stage Company)
                                         STATEMENTS OF OPERATIONS
                                   THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                (Unaudited)


                                                            For the Three Months Ended
                                                                   September 30,           Accumulative in
                                                          ------------------------------   the Development
                                                              2002             2001             Stage
                                                          -------------    -------------    -------------

Revenue                                                   $          --    $          --    $          --
                                                          -------------    -------------    -------------

Operating expenses:
   Salaries and wages including related taxes                   184,711          144,536        1,357,570
   Consulting fees                                               69,148
   Consulting fees - related party                              221,162
   Legal and professional                                        36,225           45,046          827,779
   Marketing and promotion                                      406,567
   Rent - related party                                          10,041           45,387
   Depreciation                                                  21,243           69,942          107,096
   Other general and administrative expenses                     33,202          132,411          598,922
   Research and development cost                                 10,000
   Write Down of Capitalized Software Development Costs         891,747          891,747
   Non - Cash Consulting fees                                   394,000        3,024,796       16,992,718
   Non - Cash Consulting fees - related party                 3,585,000
   Non - Cash financing costs                                    92,956
   Non - Cash Employee Compensation                                  --               --        6,826,032
                                                          -------------    -------------    -------------
Total operating expenses                                      1,561,128        3,426,772       32,032,084
                                                          -------------    -------------    -------------

Operating Loss                                               (1,561,128)      (3,426,772)     (32,032,084)

Other Income (Expense):
   Other (Expense) Income                                         5,131          (45,000)        (686,868)
   Interest expense                                              (8,937)          (1,117)         (34,799)
                                                          -------------    -------------    -------------
Total other (expense), net                                       (3,806)         (46,117)        (721,667)
                                                          -------------    -------------    -------------

Net Loss                                                  $  (1,564,934)   $  (3,472,889)   $ (32,753,751)
                                                          =============    =============    =============

Basic and Diluted Net Loss per Common Share               $       (0.01)   $       (0.02)
                                                          =============    =============

Basic and Diluted Weighted Average Common
Shares Outstanding                                          223,840,592      168,614,502
                                                          =============    =============


                             See Accompanying Notes

                                                 FUELNATION INC.
                                          (A Development Stage Company)
                                            STATEMENTS OF CASH FLOWS

                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                   (Unaudited)


                                                                                                 Accumulative in
                                                                                                 the Development
                                                                      2002            2001            Stage
                                                                  ------------    ------------    ------------

Cash Flows from Operating Activities:
   Net loss                                                       $ (3,051,258)   $(26,498,487)   $(32,753,751)
   Adjustments to reconcile net loss to net cash provided by
      (used) in operating activities:
         Depreciation                                                   37,268         124,790         107,096
         Non- Cash Employee Compensation                               458,066       6,212,966       6,826,032
         Non- Cash Consulting Fees                                     714,000      15,645,218      16,992,718
         Non- Cash  Consulting Fees -Related Party                                   3,585,000       3,585,000
         Non- Cash Financing Costs                                                                      92,956
         Write- Down of Investments                                                    208,800         657,686
         Other                                                                                          32,500
         Write - Down of Capitalized Software Development Costs                        891,747         891,747
         Amortization of Discount on Convertible Debt                   22,894              --          22,894

         Changes in Assets and Liabilities:
         Inventory                                                          --          (6,717)       (560,339)
         Due from Escrow Accounts                                                                      (45,000)
         Due from Affiliates                                           173,745         (86,493)        478,425
         Other                                                          33,048         445,697          41,753
Increase [Decrease] in :
         Accounts Payable                                               83,208         172,440         483,643
         Accrued Liabilites                                             63,881         146,134         284,782
         Payroll and Taxes Payable                                     324,037         248,138         848,464
                                                                  ------------    ------------    ------------

            Net cash provided by (used) in operating activities       (249,364)        197,486      (2,013,394)
                                                                  ------------    ------------    ------------

Cash Flows from Investing Activities:
   Payments for Technology                                                  --        (315,971)       (544,903)
   Payment for Fixed Assets                                             (2,667)         (9,173)       (246,680)
   Advances Toward Pending Acquisition                                                                (402,724)
   Deposit for Application fee                                         (80,000)                        (80,000)
   Cash Received in Acquisition                                             --              --           1,109
                                                                  ------------    ------------    ------------
            Net cash used in investing activities                      (82,667)       (325,144)     (1,273,198)
                                                                  ------------    ------------    ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of common stock                              110,000         116,500       3,371,608
   Proceeds from Issuance of Convertible Debt                                                           35,953
   Payment of Loans Payable                                                                           (100,000)
   Debt Restructuring                                                                                 (255,804)
   Increase in loan to officers and stockholders                       220,239              --         235,239
                                                                  ------------    ------------    ------------
            Net cash provided by financing activities                  330,239         116,500       3,286,996
                                                                  ------------    ------------    ------------

Net (Decrease) Increase in Cash                                         (1,792)        (11,158)            404

Cash, Beginning of Period                                                2,196          13,198              --
                                                                  ------------    ------------    ------------

Cash, End of Period                                               $        404    $      2,040    $        404
                                                                  ============    ============    ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest:                      $      1,546    $      2,674    $      2,854
                                                                  ============    ============    ============
   Cash paid during the period for Income Taxes:                  $         --    $         --    $         --
                                                                  ============    ============    ============

Supplemental Schedule of Non Cash Investing and Financing Activities:

During the Nine Month Period Ended September 30, 2002:
------------------------------------------------------
Options to purchase 1,252,761 shares of common stock were excercised by a officer of the company and the amount of $ 12,527 was offset against the loan to officers and stockholders.

The Company entered into three consulting agrements and issued a total of 27,700,000 shares of the Company's common stock for services. Accordingly a non-cash expense of $714,000 was recorded which was the fair value of the common stock at the time of issuance.

Options to purchase 16,758,232 shares of common stock were excercised by the CEO and employees of the Company at an exercise price of $.01 per share as consideration for accrued compensation owed. The Company incurred a non-cash employee expense of $370,373.

During the Nine Month Period Ended September 30, 2001:
------------------------------------------------------
The Company issued the following stock options:
1,500,000 shares of common stock for consulting services              $3,585,000
15,930,683 shares of common stock for  employee compensation          $6,212,966
2,000,000 stock purchase warrants for consulting services             $  599,796

The Company, through its CEO, pledged shares of common stock to be issued for various consulting services. The Company recorded a non-cash charge to expense of $ 9,200,880 which was equal to the fair value of such shares at the time they were pledged. Such shares were not issued as of June 30,2001 and the total amount of $ 9,200,880 was credited to additional paid-in capital.

The Company issued 4,500,000 shares of common stock for:

                                            Equipment deposits        $  752,500
                                                    Technology           590,000
                                         Consulting agreements           100,000
                                                                      ----------
                                                                      $1,442,500
                                                                      ==========

The Company issued 300,000 shares of common stock for the payment of professional fees valued at $203,500.

The Company issued 2,000,000 shares of common stock and a related party transferred shares of Company common stock for consulting costs of $3,149,375. The amount of $3,149,375 was recorded as additional paid in capital.

A related party transferred shares of Affiliate- Owned Company common stock for consulting costs valued at $2,425,000. The amount of $2,425,000 was recorded as additional paid in capital.

Options to purchase 14,530,239 shares of common stock were exercised by a related party and the amount of $145,301 was offset against the amount due to affiliates.


                             See Accompanying Notes

                                 FUELNATION INC.
                          (A Development Stage Company)
                               September 30, 2002
                                   (Unaudited)


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

The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses and as of September 30, 2002,has a working capital deficiency of approximately $1,741,957 and a capital deficiency of approximately $32.7 million. Since October 2000, the Company has relied on financial support from equity financing and loans from affiliated entities. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.


Note 2.  Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the December 31, 2001 Form 10-KSB.


Note 3.  Basic and Diluted Loss Per Share

Basic loss per share reflects the amount of loss for the period attributable to each share of common stock outstanding during the reporting period. Diluted loss per share reflects basic loss per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted loss per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on loss per share (i.e. reducing loss per share). The dilutive effect, if any, of outstanding options and warrants and their equivalents would be reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of operations and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. For the period from January 1, 2002 through September 30, 2002, and January 1, 2001 through September 30, 2001, the Company had outstanding warrants and stock options to purchase 5,683,753 shares of common stock at prices ranging from $0.01 to $7.50 per share and for the period from January 1, 2001 through September 30, 2001, the Company had outstanding warrants and stock options to purchase 466,000 shares of common stock at prices ranging from $2.50 to $7.50 per share.

For the nine months ended September 30, 2002 and 2001, all of the Company's potential common shares were anti-dilutive and a dual presentation of loss per share is not required.


Note 4.  Advances - Related Parties

During the nine months ended September 30, 2002 the Company borrowed approximately $232,766 from Fuel America LLC ["Fuel America"],and $173,745 from Fuel Nation Group LLC ["Fuel Nation Group"] entities controlled by the Chairman of the Board/Chief Executive Officer ["CEO"]. In February 2002, the CEO exercised options to purchase 1,252,761 shares of common stock at an exercise price of $.01 per share. The proceeds of $12,527 were used to reduce the amount due to Fuel America. At September 30, 2002, the balance owed Fuel America was $427,199 and owed Fuel Nation Group was $173,745. Currently, there are no interest repayment terms for the debt and it is treated as if due on demand.

                                 FUELNATION INC.
                          (A Development Stage Company)
                               September 30, 2002
                                   (Unaudited)


Three demand notes came due in the months of August and September and the company was unable to extend the term on the notes or make payment on the notes. Restricted common shares owned and pledged by an affiliate Fuel America secured the collateral for thesedemand notes. Loans were advanced to Fuel America, using restricted common shares of FuelNation Inc as collateral. The funds were advanced to FuelNation from the affiliate and treated as a demand note. These amounts are included in due to affiliates in the accompanying financial statements.

During the month of August 2002 the company was required to pay ($330,000.00) on a demand note resulting from a 12-month loan advanced by a group of shareholders of FuelNation Inc. that matured on April 19, 2002. This note was extended until August 2002 while waiting for the bond funding to be completed. Since the delay of the bond funding the lender group has defaulted against the collateral of 20,000,000 restricted common shares of FuelNation stock pledged by an affiliate Fuel America. The Company has agreed to replace these shares to the affiliate. The collateral has a restrictive legend and is subject to all rules as may be imposed by Rule 144 of the Securities Act of 1933, as amended.

During the month of September 2002, the company was required to pay ($65,000.00) on a 60-day demand note and resulted in the lender, Richard Gladstone, defaulting against the collateral of 4,002,000 restricted common shares of FuelNation stock pledged by an affiliate Fuel America. The Company has agreed to replace these shares to the affiliate. The collateral has a restrictive legend and is subject to all rules as may be imposed by Rule 144 of the Securities Act of 1933, as amended.

During the month of September 2002 the company was required to pay ($100,000.00) on a 60-day demand note, and resulted in the lender, Peter Knight, defaulting against the collateral of 26,357,500 restricted common shares of FuelNation stock pledged by an affiliate Fuel America. The Company has agreed to replace these shares to the affiliate. The collateral has a restrictive legend and is subject to all rules as may be imposed by Rule 144 of the Securities Act of 1933, as amended.


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

During the third quarter of 2002, 19,700,000 shares of our common stock were issued in exchange for consulting services. The Company incurred non- cash expense of $394,000.

                                 FUELNATION INC.
                          (A Development Stage Company)
                               September 30, 2002
                                   (Unaudited)


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


SFAS No. 146, Costs Associated with Exit or Disposal Activities, was issued in June 2002. The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The statement is effective for exit or disposal activities that are initiated after December 31, 2002, and will result in a change in accounting policy associated with the recognition of liabilities in connection with future exit and disposal activities.

The Company is not currently affected by this Statement's requirements.


Note 7.  Subsequent Events

In line with FuelNation's business strategy, FuelNation has submitted an application for the issuance of a taxable revenue note offering in the amount of $100 million to build one of the largest and most technology advanced Travel Centers in the state of Florida. The plans currently consist of a 105,500sf Travel Center, 75,000sf 200 room hotel, 24 pump fueling depot, truck wash, 35,000sf retail mall, 20,000sf spa and gym, 30,000sf of offices for the technology center, 19,000sf of repair, 11,300sf convenience store, 7,500sf truck sales, 858 tractor trailer parking slots and 539 car parking slots.

Once the term sheet is agreed and signed a funding commitment is issued. The funding should take place within approximately 60 days and we will be able to start our construction immediately. The Company was able to arrange the $3,300,000 needed to pay for the cost of issuance and the funds to guarantee the interest shortfall for the $100 million dollar bond funding and received verification of the availability of the funds dated November 01, 2002.

                                 FUELNATION INC.
                          (A Development Stage Company)
                               September 30, 2002
                                   (Unaudited)


We have mutually agreed to postpone the letter of intent with one of the largest southeast petroleum marketer's signed by the Company since January 9, 2002 to purchase the marketer for $28,500,000 and the assumption of approximately $40 million of liabilities. This acquisition would provide FuelNation with approximately $200 million of sales and $14 million of EBIDTA. Talks will begin again once and if the bond funding is completed. The acquisition strategy allows the company to acquire key talent in the industry and seamlessly merge synergies across the FuelNation network.

The current CEO and President, Chris Salmonson, has agreed to step down from his management roll as CEO and President prior to funding, until the allegations against him are settled. The board of directors has reviewed key people to assist with the management and funding responsibilities and agreed in principal to a successor CEO and President subject to a formal agreement being signed with the successor CEO and President and the appropriate actions being adopted by the Company. Chris Salmonson has agreed to stay on as a consultant and guide the Company through on the funding of the taxable revenue notes.

The board of Directors pursuant to the purchase contract dated September 14, 2000 between Triad Petroleum, Inc. and Regenesis Holdings, Inc. exercised our rights in the purchase contract article 6, item 6.7, (resignation of directors and officers) to demand the resignation of Edwin Ruh, Jr. as a director effective immediately. The current active board of directors consist of three individuals; Shaikh Isa Mohammed Isa Alkhalifa, William Schlecht and Chris Salmonson.

During the month of September the four programmers have resigned from employment of the Company and are seeking alternative employment. The programmers have agreed to assist the company on a consulting basis with the technology and support and have continued to provide their services for the Company. We have currently stopped providing any free or discounted services to clients for Beta testing and are awaiting the bond funding to commence in order to implement our strategy. The current technologies is running seamlessly at the Echosat Communications location in Lexington, Kentucky and discussions for joint marketing or add on services to the satellite installations are being pursued.

The Company is in discussions with our debt holders and vendors to convert their indebtedness into common equity of the company. It is the intention of the Company to negotiate most of the outstanding indebtedness into common equity of the Company and thereby relieving any burden of fund raising for operations or vendor supplies.

We are in the advanced stages of negotiating the issuance of common stock to convert our commitment to repurchase 8,566,113 common shares issued and outstanding at September 30, 2002 in the dollar amount of $3,547,973 to equity in the company. This will remove the liability from our balance sheet and make the total stockholders [deficit] decrease.

During the fourth quarter of 2002,we issued our director Shaikh Isa Mohammed Isa AlKhalifa 23,500,000 shares of our common stock in exchange for the partial settlement of debt in Manama, Bahrain personally guaranteed by Shaikh Isa Mohammed Isa AlKhalifa. These shares were valued at $94,000.

During the fourth quarter of 2002,we issued our director William C. Schlecht 3,500,000 shares of our common stock in exchange for an expanded roll with the company and consulting services. These shares were valued at $14,000.

During the fourth quarter of 2002,we issued Fuel America 50,359,500 shares of our common stock in replacement of shares pledged by Fuel America for loans advanced to the company that defaulted. These shares were valued at $201,438.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FUELNATION, INC.
                                       (Registrant)


                                       Dated: November 18 , 2002


                                       By: /s/ CHRISTOPHER R. SALMONSON
                                           ----------------------------
                                           Christopher R. Salmonson,
                                           President

I, Christopher R. Salmonson, certify that:


1.   I have reviewed this quarterly report on Form 10-QSB of FuelNation, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 18 , 2002               /s/ CHRISTOPHER R. SALMONSON
                                       -----------------------------------------
                                       Christopher R. Salmonson
                                       Chief Executive Officer and Acting Chief
                                       Financial Officer