Form 10KSB
period 2002-12-31
FUELNATION INC
filed 2003-05-21
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                         Commission file number 1-12350



                                 FuelNation Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

              Florida                                       65-0827283
   -------------------------------                       ----------------
   (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)

                          4121 SW 47th Ave., Suite 1301
                                 Davie, Florida
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                      33314
                                   ----------
                                   (Zip Code)


                 -----------------------------------------------
                 (Former Address of Principal Executive Offices)


                                 (954) 587-3775
                           ---------------------------
                           (Issuer's Telephone Number)

           Securities registered under Section 12(b) of the Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                     ---------------------------------------
                                (Title of Class)

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

State issuer's revenues for its most recent fiscal year. $0.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of May 19, 2003: $433,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 20, 2003, there were 2,293,031 shares of our common stock issued and outstanding.

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
Item 2.    Description of Property.......................................... 12
Item 3.    Legal Proceedings................................................ 12
Item 4.    Submission of Matters to a Vote of
               Security Holders............................................. 13

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.............................. 13
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations................................................... 15
Item 7     Financial Statements............................................. 24
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure..................................... 25

PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act............................ 25
Item 10.   Executive Compensation........................................... 26
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management........................................ 30
Item 12.   Certain Relationships and Related
               Transactions................................................. 30

PART IV
Item 13.   Exhibits and Reports of Form 8-K................................. 34


SIGNATURES.................................................................. 36

 All share numbers in this Report have been adjusted for the 1-150 reverse stock split effected January 27, 2003.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

FuelNation Inc. ("we," "us," "our," "FuelNation" or the "Company") is a Florida-based development stage corporation which was incorporated in Florida in 1993, is engaged in the development of providing real-time e-commerce communications in petroleum marketing and energy services and planning to build and develop a portfolio of real estate assets with our concept of the "Super Store" of Travel Centers across America.

The Company's business model will be conducted through two divisions, "Super Store" Travel Center Division ("Travel Center"), and the "Super" Petroleum Marketing Division ("Petroleum Marketing").

The "Super Store" Travel Center Division, FuelNation plans to build the "Super Store" of Travel Centers in the state of Florida and additional locations in key states. We have focused our attention to the needs of the industry and our location planning to the most populous areas in the state. The plans for the first location currently consist of a 105,500 sf Travel Center, 75,000sf 200 room hotel, 24 pump fueling depot, truck wash, 35,000 sf retail mall, 20,000 sf spa and gym, 30,000 sf of offices for the technology center, 19,000 sf of repair, 11,300 sf convenience store, 7,500 sf truck sales, 858 tractor trailer parking slots and 539 car parking slots.

The site selected for the first FuelNation Travel Center is currently located in an area that is overseen by a Community Redevelopment Agency (CRA). This location was studied and selected as an ideal location in the "Final Report; Commercial Vehicle Driver Survey, Truck Stop Terminal Facility Research Project, dated March 1999. The site is approximately 5 miles west of Port Everglades and Fort Lauderdale/Hollywood International Airport. The port has unbeatable connections through the adjacent Fort Lauderdale/Hollywood International Airport and the direct links with all of Florida's highway system via I-595. Almost all gasoline, aviation and power plant fuel consumed in South Florida enters through the seaport, which has reached its capacity.

We not only intend to cater to the traveling public we fully intend to offer our products to the local community as well. The Travel Center will boast a fresh farmers market, grocery store and open shop environment with local community operators. There will be several full service and fast food restaurants, almost every type of service needed for the transportation and tourism industry. Car and truck washes and full service repair facilities for cars as well as tractor trailers. Complete medical, hair stylist, entertainment, clothing, electronics, new truck sales, and most major transportation parts and warranty representatives on site. Shuttles and limousine service will be available to and from most of the major attractions and transportation hubs. Parking will be in great abundance as well as hospitality with our 200 room hotel.

The founders of FuelNation have been working on the concept of the "Super Store" of Travel Centers since 1999. The establishing of site selection, zoning approvals, and governmental approvals has been a daunting task. The project has been approved to receive the proceeds of $100 million in secured taxable revenue notes which are credit enhanced and guaranteed by a major lending institution. The Company was required to raise monies to pay for closing costs and issuance fees in an amount of approximately $5 million. The Company originally made application for $330 million in note offerings and was approved, but decided to break it into smaller portions because of the difficulty in raising the funds needed to close and the upfront costs to execute such an enormous business plan.

The Travel Center project is on target to fund and break ground this year and targeted to provide onsite fueling by end of year 2003. We have been working diligently to satisfy all requirements to complete the underwriting for the $100 million secured taxable revenue notes. As of the date of this filing all current conditions and fees have been paid and the Company is waiting for document preparation from the placement agents prior to the notes being offered.

There has been a tremendous difficulty in raising money to execute our complete business plan during the past 2 years. We have been approached by several lenders introducing financing proposals, which only addressed our short term, not long term needs. We have placed all technology development on hold until we are able to obtain financing. In light of all the changes in the economy, energy markets, national security, stock and money markets we have been actively positioning the Company for these current and upcoming changes. We have identified the ability to finance future growth and acquisitions with Secured Taxable Revenue Notes for approved "Public Purpose Projects". Public Purpose

Projects means "any capital project which furthers the purposes of the ordinance, whether real or personal property, including any building, land, fixture, vehicle, equipment, facility, streets, transportation facilities, street lighting, sidewalks, drainage, sewers, water and utility systems, power facilities, community facilities, health facilities, recreational facilities, security, public lodging facilities, educational facilities, etc.."

Our revised business plan and note financing application in the amount of $100 million allows us to integrate and execute our business plan using "Public Purpose Projects" which create jobs, development, expansion, education and additional revenue for municipalities. Our first "Public Purpose Project" is to build the "Super Store" of Travel Centers starting in the state of Florida. FuelNation will work jointly with local universities to provide on site accredited studies and college credits for students and faculty that train at our location. The professors will be assigned to key projects at our site, i.e., food and beverage, hotel and hospitality, chemical engineering, transportation and marketing. The professors will work with graduate students and students in part time positions to earn college credits and on the job training. The relationship with the universities gives us wide selection of qualified assistance and supervised training. It also gives additional assistance with the development of our communications platform with the complete use of the universities resources. See "Item 6-Management's Discussion and Analysis or Plan of Operation" for a more detailed description of the financing.

The "Super" Petroleum Marketing Division, we intend to consolidate several petroleum marketers and automate their existing customer base with real time e-commerce solutions to create a "Super" Petroleum Marketer. The first phase of our expansion plan will be supplying fuel and offering our automation to existing branded and unbranded sites for long established petroleum marketers. The second phase will be aligning our e-commerce automation with transportation lines to roll-out the FuelNation Brand and identity with unmatched e-commerce and automation. The third phase will be to identify key assets in the petroleum marketing industry and acquire them.

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

Our operations are conducted through strategic alliances, which principally are engaged in advanced technology and services solutions for the petroleum marketing industry, i.e., oil companies, marketers, transports, gas stations and convenience stores worldwide, and the development of one of the world's most integrated communications platform for the petroleum industry. We intend to use Broadband that delivers data to remote stations at speeds reaching 45Mbps, satellite technology, global positioning system (GPS) with real-time tracking and path logging of delivery vehicles. We have developed the R2R(sm) communications technology which allows multiple point of sales, tank monitors, global positioning system, VSAT, wireless PDA devices, Internet phones, automated teller machines, back office software, price signs and numerous other equipment manufacturers to integrate and seamlessly exchange data in an open architecture environment.

We believe that the value of our product is driven from many factors, including; economical installation, customizable, rapid scalability, 24 hour help desk, dependable hardware connection, no setup or programming at site, no equipment purchases, centralized and scalable main frame database, automated polling and populating of data from existing hardware, automated population of existing software, open architecture programming, real time reporting and many more. Our programmers have successfully written the programming code that communicates to most of the top hardware and software suppliers for this industry. During the past two years, we have installed our product for no charge at several well-established leading companies during the development process. In exchange for the companies working with us during our development process, our programmers have been granted complete access to their existing management, networks, supply chain, vendors, and service contractors for valuable industry knowledge and guidance. All of this development and valuable industry knowledge and guidance has led us to the introduction of our service offering and the Company's flagship product, a complete network management system from rack to retail ("R2R(sm) that utilizes broadband and wireless technology. The remotely connected system, accessible via any web enabled device, allows oil producers, major oil companies, petroleum marketers, transports, convenience stores and major franchises to collect and integrate data from several pieces of equipment simultaneously, track deliveries with global positioning systems, forecast fuel inventory needs, manage electronic safe deposits, track detailed retail sales, automate rebates, enhance security and shrinkage controls, automate payroll functions, monitor product costs and adjust pricing in "real-time." The R2R(sm) solution is designed to increase profitability and reduce costs. We believe that our advantage lies in the multiple solutions achieved through the utilization of the non-proprietary programmable router which solves the hardware connectivity issue with a broadband satellite link-up connected to the tank monitors, point-of-sales cash registers, and many other data generating devices. The result is a seamless solution enabling efficient economic controls without the current manual administrative headaches.

History

We were organized under the laws of the State of Florida on July 6,1993 under the name International Pizza Corporation. On October 30, 1995, we changed our name to QPQ Corporation, and on November 4, 1997, we changed our name to Regenesis Holdings, Inc. On October 13, 2000, we changed our name to FuelNation Inc.

On August 8, 1997, we effected a reverse split of our outstanding common stock at the rate of 1:20, on September 17, 1997, we effected a reverse split of our outstanding common stock at the rate of 1:3 and on January 27, 2003 we effected a reverse split of our outstanding common stock at the rate of 1:150.

On October 13, 2000, Triad Petroleum, LLC ("Triad") and the owners of Triad Petroleum, LLC as a group acquired 96% of the voting equity of our Company pursuant to the terms of a Share Sale and Contribution Agreement (the "Agreement") dated September 14, 2000. According to the Agreement, we agreed to issue a total of 626,667 shares of common stock and 33,333 shares of newly designated Series D Preferred stock, convertible into 333,333 shares of common stock, in exchange for the assignment of all of the rights, title, interest, marketing rights, patent rights, royalty rights, and any other rights in the Intellectual Property and technology, and any related trademarks and service marks (or applications made thereby) Triad may have had with regard to said Intellectual Property.

In connection with the closing of the Triad transaction, our former chairman of the Board of Directors, Russell Adler, placed approximately 8,400 shares of our common stock owned by him into an escrow account. The purpose of the escrow account was to ensure the satisfaction of certain of our pre-closing liabilities, as well as any claims asserted against us for the issuance of shares of our common stock (provided that such pre-closing liabilities or claims arise out of certain transactions entered into prior to October 13, 2000). On October 25, 2000, we used all of the proceeds of a $340,000 payment from Triad to satisfy a portion of such liabilities and, pursuant to the terms of the escrow agreement with Mr. Adler, we received 2,267 shares of our common stock for cancellation. Approximately 3,333 shares remained in escrow 12 months after the closing date and were released back to Russell Adler. As of December 31, 2002, approximately $149,500 of liabilities of Regenesis remained outstanding that we are left to pay and settle.

In November 2000, Triad converted its Series D Preferred Stock into 333,333 shares of common stock. In October 2000, we filed amendments to our Articles of Incorporation, changing our name to FuelNation Inc. and increasing the number of authorized shares to 2,333,333 shares from 666,667 shares and increasing the number of authorized shares of preferred stock to 133,333 shares from 66,667 shares. No changes were made to the par value per share of the common or preferred stock.

In May 2000, Triad, one of our majority shareholders, entered into an agreement to acquire the operating businesses of Wilmoth Oil Company and its affiliates, a large Midwest fuel distribution company (herein referred to as the "Wilmoth Transaction") for a total price of approximately $29,000,000. While the sellers agreed to extend the anticipated closing until March 31, 2001, FuelNation was unable to raise funds sufficient to consummate such transaction, and on April 7, 2001 both parties agreed to terminate the transaction.

In December 2000, we completed the successful installation and demonstration of our Rack to Retail (R2R(sm)) technology at The Bahrain National Oil Company, located in the country of Bahrain in the Persian Gulf. This installation will be used to generate sales in the Middle East and not to derive income for us. In addition, we filed for commercial registration in the country of Bahrain which is pending upon the opening of a staffed office in Manama, Bahrain. An affiliate of the company Fuel America, controlled by our former CEO, has guaranteed all of the obligations in Bahrain, on our behalf pursuant to a written corporate guarantee and stock pledge agreement. During the fourth quarter of 2002, 156,667 shares of our common stock were issued to Shaikh Isa Mohammed Isa Al-Khalifa a director of the Company in exchange for his corporate guarantee and payment of bills in Bahrain. The value of these shares was $94,000. Our total exposure to date is approximately $100,000. We have setup a server and database network at BATELCO (the local telecommunications company) in Manama, Bahrain. This installation is established for the direct relationships of oil producers. The Bahrain National Oil Company will be our show case facility to the Middle East. We must complete the network installation, commercial registration and staffing of an office in Manama, Bahrain. This project is currently on hold until additional financing is obtained.

Our management has close ties and working relationships with some of the largest oil producers in the Middle East and the Far East. Upon receipt of applicable funding, of which there can be no assurances, we intend to staff and continue marketing our services for automation to the following companies in the Middle East during 2003and 2004:

We have established strategic relationships with several of the service and equipment providers listed below. We either communicate with their equipment, software, jointly market certain clients together or use their services for our product offering. We hope and expect that our relationship with these entities will continue to be enhanced during 2003 and thereafter.

In February 2000, we entered into an agreement with Tower Communications, Inc., the parent company for Echosat Communications Group, Inc "Echosat", to jointly establish a new company - which has not been established as of this filing. This new entity will engage solely in the business to provide for the installation of satellite data transmissions, networks, together with a special box that will therefore enable the transmitting of information through the network to a main station. Accordingly, there will no longer be the need to have any computer technology at each point of sale system. Information will be processed over the network for numerous purposes, including the following:

     o   Reporting all sales.
     o   Monitoring pricing of fuel.
     o   Re-ordering of inventory.
     o Potentially providing numerous accounting functions, including a general ledger.
     o   Credit card processing.

Echosat Communications Group, Inc. is a full-service provider of digital satellite communications services for the multi-site retail market and other key industries. This company provides high- speed communications facilities, point-of-purchase data collection and management systems, in-store radio networks, commercial sound systems, and other related products and services.

Echosat is the world's first equal opportunity satellite service, bringing together a multitude of synergistic applications designed to offer leading-edge satellite technology under a single dish/single vendor solution.

Intralight Software, Inc. provides retailers of all sizes with the following services: proprietary client-server back & home office software, interfaced enterprise-level accounting software, Point of sale "POS" integration, price book, scanning, online analytical processing "OLAP" services, FRX financial reporting, wholesale integration, e-commerce, supplier connectivity, hardware solutions, complete software security (128 bit), applications hosting, implementation services, IT services, accounting and payroll services, data backup, and data warehousing services, all using the latest Microsoft and web technology, and provided at a fixed monthly expense.

Intralight saves clients money by eliminating the need for clients to employ information processors, accountants, and IT personnel; and by eliminating the large up- front investment for software, hardware, and other outsource services. Intralight's clients may purchase, finance, or rent all solutions for a single monthly expense. No up-front purchase is required.

Intralight signed a marketing and licensing agreement with us in July 2000. There are currently no locations installed with Intralight and their clientele. We intend to aggressively market the clientele of Intralight during the end of the 2003 and 2004 calendar year. We will not be showing income from this relationship until such time as we can service their clientele.

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

Lantronix provides the hardware which allow us to connect to existing equipment. There is no exclusivity in our relationship with Lantronix, only non-compete and non-disclosures relating to our programming code. We have enjoyed a very good working relationship with Lantronix and anticipate continuing our relations with them during 2003 and 2004.

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

We signed a joint marketing agreement with Storepoint in April 2000 for the joint marketing of fuel automation. Currently, we have been offering our services at major trade shows from the Storepoint booth. As of the date of this Report, we have not generated any contracts from this effort, but we are currently negotiating contracts with various entities. While no assurances can be provided, we anticipate that we will sign contracts to provide services to third parties to begin generating revenues once we start marketing the R2R

Veeder-Root is the world's leading supplier of automatic tank gauging and fuel management systems and one of the few companies in the industry to design, manufacture and service its own products. Veeder-Root presently has tank-monitoring systems in more than 500,000 underground storage tanks around the globe.

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

Together with Veeder-Root, we are jointly marketing the FuelNation solution to existing and potential Veeder-Root clients. Currently, we have jointly installed several beta sites at a large petroleum marketer in Tampa, Florida and have received notification to install additional sites. While no assurances can be provided, we expect this beta site and several other installations with Veeder-Root to begin generating revenues once we start marketing the R2R.

Industry Analysis of Travel Centers

Currently, we believe the Travel Center industry needs to be positioned with fully integrated mixed use developments catering to the traveling public and transportation needs in one "Super Center" for the industry and local community.

Our "Super Store" concept for the Travel Center maintains over 1,000,000 vehicles a day within 6 miles of the planned "Super Store" site, and approximately 40,000 of those vehicles are tractor trailers. The demographics of the location and the size of the development position this facility to concentrate over 5 times the daily traffic, sales, seating, parking and amenities of the largest Travel Centers in the country. The "Super Store" concept has been proven with the construction of "Super Wal-Mart's", across the nation. The wholesale expansion has been proven with Costco, Sams Club, etc.

The typical travel plaza or truckstop employs 75-95 individuals. The largest percentage work in restaurants followed by retail/convenience stores, administrative offices and maintenance shops. Travel plazas and truckstops average 6.5 diesel islands and 3.0 gasoline islands. A typical full service truckstop sells an average of 1 million gallons per month. The average travel plaza or truckstop restaurant has a seating capacity of 132, with 60 percent of the restaurants designating separate sections for professional drivers. Truckers account for the greatest share of truckstop restaurant business (57 percent), followed by local patrons (26 percent) and tourists (17 percent). The typical travel plaza or truckstop convenience store or retail store measures 2,100 square feet. The most common retail offering is a combined convenience and retail store (70 percent), followed by in-store fast food, separate retail stores, and separate convenience stores.

Typical Full Service Travel Plaza Statistics

At a typical full-service travel plaza you will find:

o Convenience or retail stores (97 percent);     o Check cashing (98 percent);
o Private showers (89 percent);                  o Free parking (93 percent);
o Buses welcome (82 percent);                    o Public fax machines (81 percent);
o Restaurants or delis (77 percent);             o Platform scales (59 percent);
o Laundry facilities (58 percent);               o Truck repair (50 percent);
o Emergency road service (63 percent);           o ATM machines (91 percent);
o Security/local police patrol (54 percent);     o Load boards (75 percent);
o Postal service (53 percent);                   o Truck washes (28 percent);
o Hotels or motels (28 percent);                 o Driver lounges (48 percent);
o Recreational vehicle facilities (23 percent);  o On-site fast food (51 percent);
o Church services (38 percent);                  o Food court (15 percent);
o Internet services (39 percent).

o The highway services industry represents approximately 55,000 facilities and employs up to 1.8 million individuals. There are approximately 4,500 travel plazas and truckstops, employing approximately 115,000 people.
o Travel plazas and truckstops pump three-fourths of all diesel fuel sold at retail in the United States.
o Leading diesel consumption states: Texas (2.4b), California (2.3b), Ohio (1.4b), Georgia (1.2b) and Pennsylvania (1.2b).

Primary source of above statistics is NATSO's 1993 Cost of Doing Business Study, with services data as reported by NATSO members (as of November 1999).

Industry Analysis of Petroleum Marketing

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

There are currently 1.1 trillion gallons of refined fuels that need to be tracked and accounted for globally. The industry wastes several cents per gallon that get passed through to the consumer. For every one ($0.01) cent per gallon saved in manual processes from the 1.1 trillion gallons of refined fuels annually, there would be an $11 billion savings annually.

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

The oil producers and major oil companies currently track fuel with tracer additives that currently cost in excess of twenty basis points ($0.002) per gallon for the tracer and an additional $0.01 to $0.05 a gallon in management and losses. This tracer is added to the fuel to make sure that a delivery of the correct product is correctly marked at the location. Most of the major oil producers and major oil companies we have visited have shown losses in excess of $500,000,000 annually with the inability to track the fuel through the supply chain and are inadvertently paying rebates on fuel that is not theirs. These losses are in epidemic scale and have been increasing while margins keep decreasing.

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

Our "Super" Petroleum Marketing division will be marketed to the largest petroleum marketers in the country. We will seek to consolidate purchasing power and supply chains while providing our R2R technology to associated petroleum marketers and their retail clientele. The combined advantages for vertical integration and cost savings with real time reporting and combined purchasing power will position us as the largest "Super" Petroleum Marketer in the country. Negotiations have been ongoing with several of the largest and most established petroleum marketers in the country and were put on hold until the completion of the taxable secured note offering.

Competition

There are several thousand Petroleum Marketers and approximately 4,500 travel plazas and truckstops, and many major oil companies that operate company owned locations. Although the companies have longer operating histories, long term management and established clients, we feel we can offer a competitive edge with our location, technology and cost saving solutions and "Super Store" concept.

Over the past two years we have done onsite live testing with most all of the major oil companies and several very large petroleum marketers. Our testing revealed substantial savings and efficiencies, and operational improvements. Our main delay in market entry has always been adequate funding.

Our "Super" Petroleum Marketing concept is driven with our business-to-business "B2B" application service provider "ASP", focused on the vertical industry of petroleum marketing. We believe we are unique compared to most B2B ASPs in that we offer B2B technology that is specifically designed for the petroleum marketing industry, whereas most competitors offer technologies that are applicable across multiple industries in order to maximize market opportunity. While our existing technology could be utilized for other industries, our strategic plan is to focus on the petroleum marketing industry.

The leading B2B ASP providers include, but are not limited to, Ariba, CommerceOne, i2, PurchasePro, Ventro and Verticalnet. Most B2B ASPs offer technologies and services related to procurement, supply-chain management, financial services, logistics, Electronic Customer Relationship Management "eCRM", sell- side solutions, back-end integration and enterprise resource planning ("ERP"). We, however, offer a supply-chain gasoline inventory management system that contains enhanced services and features, including reporting, that provides integration into back- end administrative functions specifically for the petroleum marketing industry. The system does not require desktop or laptop computers, but can be accessed through an internet connection.

To date, we do not believe that any other B2B ASP offers a comparable supply-chain industry tool to the petroleum marketing industry. Current competitors offer solutions that can be applied across different industries, but they lack the capabilities offered by us for the petroleum marketing industry. Given the explosive growth patterns seen in the valuation, we hope to attract a great deal of attention in the B2B space, which may lead to intense scrutiny once we officially launch our products, which is expected to occur upon completion of the secured taxable revenue note financing.

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

Many companies that are competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional services on terms favorable to us. Our potential competitors may develop and market new technologies that render our existing or future services obsolete, unmarketable or less competitive. Our potential competitors may establish or strengthen cooperative relationships with our current or future channel partners, thereby limiting our ability to sell services through these channels. Competitive pressures could reduce our market share or require the reduction of the prices of our services, either of which could materially and adversely affect our business, results of operations or financial condition.

While there are many potential competitors to our individual products, we believe that we are the only company with a complete integrated package. We compete in the processing business on the basis of certain factors, including:

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

Employees

As of the date of this Report, we have 3 full time employees assigned as follows: 2 management/administrative, 1 Computer Engineer/developer. Our operations are non-union. We have had no history of labor strikes or unrest. We believe that our relations with our employees remain satisfactory. In addition, our management believes that the available labor forces in the geographic areas where our facilities are located are sufficient to support the expansion anticipated over the next 12 months. Upon completion of the taxable secured note financing and the construction of the Travel Center we intend to employ over 300 people.

Trademarks/Patents

We received a trademark registration for the name FUELNATION from United States Patent and Trademark Office), Serial Number 76056889.

We received a Service Mark registration for the R2R service name with United States Patent and Trademark Office, Serial Number 76171137.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Until March 2002, we maintained our principal place of business at 1700 N. Dixie Highway, Suite 125, Boca Raton, Florida 33432. This location consisted of 1,800 square feet of executive office space. We incurred a base monthly rent of $2,960 plus tax pursuant to a written lease which expired in 2001 and thereafter, we began to pay month to month, pursuant to an oral agreement between the Simmons Family Partnership, the owner of such property, and Triad. Simmons Family Partnership had agreed to accrue and defer all rent payments. Pursuant to an oral agreement between us and Triad, we occupied such space with Triad at no extra cost. However, we agreed to assume all liabilities with respect to the rent owed to Simmons Family Partnership by Triad.

In March 2002, we moved our principal place of business to 4121 SW 47th Ave., Suite 1301, Davie, Florida. This location consists of approximately 700 square feet of executive office space and approximately 500 square feet of warehouse and storage space.. We incur a base monthly rent of $990, plus tax pursuant to a written lease which expires in February 2004. We believe that this new space is adequately sufficient to meet our future growth demands. Furthermore, we believe that there exists sufficient available office space and that we could effectively lease additional space within the immediate area, if so required.

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

ITEM 3.  LEGAL PROCEEDINGS

In the second quarter of 2002, Penton Media, Inc. received a final default judgment in the amount of $104,700 plus interest against the Company. The Company plans to negotiate a payment plan for the amount owed.

On July 25, 2002 the Company was served with a civil action from one of the four individual note holders, Peter Gianoukas, in the amount of $11,541 principal amount. Further details on the notes are given in the Liquidity and Capital Resources section of this report. The note holder claimed we were in default on the note and demanded payment. The note was due on September 30, 2002 and not yet been paid. As of the date of this filing Mr. Gianoukas received a final default judgment in the state of New Jersey. The Company will defend this suit with all remedies of the law. As of the date of this filing we are working diligently to resolve the default.

On July 30, 2002 the Company was served with a civil suit from CLX & Associates, Inc., claiming FuelNation owes them $140,000 worth of stock. FuelNation signed a consulting agreement in March 2002 under the premises that CLX & Associates, Inc was a public relations firm and they would assist the Company. The Company settled this case with the issuance of 46,666 common shares of FuelNation, of which 23,334 were issued in the first quarter of 2003, and an unsecured subordinated promissory note in the amount of $25,000 with 8% interest accruing. The effective date of the prior consulting contract dated March 20, 2002 was modified to use December 12, 2002 as a start date with a term of six months.

On December 2, 2002 in a case entitled Richard Maddox vs. FuelNation Inc. (CASE#02-22492-CACE-25) Broward County, Florida (17th Judicial Circuit), the Company was named as a defendant by a shareholder in a securities-related suit for money damages in the amount of $25,000 based on allegations of unjust enrichment. Responsive pleadings in defense of the claim have been filed, including affirmative defenses. A trial date is scheduled for August 2003.

On January 17, 2003 the Company was served with a civil suit from Andrew Telsey vs FuelNation Inc. (Case# 03-001019-CACE-11) Broward County, Florida (17th Judicial Circuit). The Company was named as defendant in a collection suit for attorneys fees in the amount of $24,197.93 based on allegations of breach of agreement and quantum merit. Responsive pleadings in defense of the claim have been filed, including affirmative defenses. The parties are now engaged in pre-trial discovery with no trial date scheduled. The Company deems the lawsuit frivolous and without merit and is pondering the filing of a counterclaim.

On February 28, 2003 the Company was served with a civil suit from Exodus Resources, Inc. vs FuelNation Inc. and Chris Salmonson (Case# 03-5178-CA-06) Dade County, Florida (11th Judicial Circuit). The Company and former CEO were named as co-defendants, jointly and severally, by a shareholder in a securities related suit for money damages exceeding $15,000.00 (plus special damages) based on allegations of breach of fiduciary duty and fraud. Responsive pleadings in defense of the claim have been filed, including affirmative defenses. The parties are now engaged in pre-trial discovery with no trial date scheduled. The Company deems the lawsuit frivolous and without merit and is pondering the filing of a counterclaim.

In April 2003, our independent auditors received a request from the SEC seeking the production of documents in connection with an informal investigation. The Company has not received the notice The Company cannot predict when this investigation will be completed, nor can it predict what the results of this investigation may be. It is possible that the Company will be required to pay fines, consent to injunctions on future conduct, or suffer other penalties, each of which could have a material adverse effect on its business. The Company cannot assure you that the effects and result of this investigation will not be material and adverse to its business, financial condition and liquidity.

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

In December 2002, the holders of a majority of our issued and outstanding common stock authorized a 1:150 "reverse split" of our issued and outstanding common stock. The reverse split was completed on January 27, 2003. In addition, an amendment to our Certificate of Incorporation was approved and an amendment to our Certificate of Incorporation changed our authorized capital stock to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. The Certificate of Amendment to be filed with the Secretary of State of the State of Florida, and the 2002 Stock Option Plan has been approved. No other matters were submitted to a vote of our shareholders during the three month period ended December 31, 2002

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently traded on the OTC Bulletin Board under the symbol "FLNA." The following table sets forth the high and low bid quotations for the common stock for the periods indicated as reported by NASDAQ. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

All share numbers in this Report have been adjusted for the 1-150 reverse stock split effective January 27, 2003.


         Period                          High          Low
         ------                        --------      --------
First Quarter ended 3/31/01            $403.125      $112.500
Second Quarter ended 6/30/01           $164.055      $ 25.500
Third Quarter ended 9/30/01            $ 73.500      $ 15.000
Fourth Quarter ended 12/31/01          $ 75.000      $  3.750

First Quarter ended 3/31/02            $ 10.500      $  9.150
Second Quarter ended 6/30/02           $  3.300      $  2.700
Third Quarter ended 9/30/02            $  0.570      $  0.480
Fourth Quarter ended 12/31/02          $  0.555      $   .465

As of May 19, 2003, the price of our common stock was $.55 bid, $.80 asked. As of April 14, 2003, we had approximately 570 holders of record, not including those persons who hold their shares in "street name.". The transfer agent for our common stock is Continental Stock Transfer and Trust Company, 17 Battery Place, 8th Floor, New York, New York 10004, telephone (212) 509-4000.

We have never paid cash dividends on our common stock and presently intend to retain future earnings, if any, to finance the expansion of our business and do not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Sales of Unregistered Securities

In June 2001, we issued 30,000 shares of our common stock as consideration for equipment deposits and consulting services valued at $1,442,500. Additionally, in April 2001, Mr. Salmonson, then our CEO, transferred 17,917 shares of our common stock owned by him valued at $1,209,375 to the same entity. In December 2001, we entered into an agreement (the "Put Option") to repurchase all such stock at a price of $97.50 per share (an aggregate of $4,671,875) at the option of the holders. We do not expect the Put Option to be exercised in the near term and have valued them at the fair market value of the common stock when issued ($2,651,875). Mr. Salmonson has agreed to accept shares of common stock equal to the number of common shares he transferred to pay these expenses.



In December 2001, we entered into an agreement (the "Put Agreement") to repurchase 3,790 and 5,401 shares of our common stock from two separate groups of individuals at a price of $97.50 per share (an aggregate of $896,098) at the option of the holders. Such individuals had purchased their stock through our Regulation D offering in December 2000 at the same price of $97.50 as the Put Agreement. The amount of $896,098 has been reclassified from stockholders' equity to common stock subject to repurchase at December 31, 2002.

In February 2002, our then CEO, Christopher Salmonson, exercised options to purchase 8,352 shares of our common stock at an exercise price of $1.50 per share. The Company incurred a non-cash charge to operations of $85,187 and the proceeds from the exercise of $12,528 dollars were utilized to offset the due to affiliate.

In May 2002, 111,722 options were granted to purchase shares of Company common stock to the CEO and employees of the Company at an option price of $1.50 per share as consideration for accrued compensation owed .The relevant shares were registered as part of an S-8 registration statement filed with the SEC. The Company incurred a non-cash charge to operations of $370,373. These options were exercised in May 2002.

During the second quarter of 2002, options to purchase 36,667 shares of our common stock were granted to consultants at an exercise price of $3.00 per share. The options were exercise the second quarter of 2002 for a total exercise price of $110,000. The options were valued at $197,175. The relevant shares were registered as part of an S-8 registration statement filed with the SEC.

Three demand notes came due in the months of August and September and the Company was unable to extend the term on the notes or make payment on the notes. Restricted common shares owned and pledged by an affiliate Fuel America secured the collateral for these demand notes. Loans were advanced to Fuel America, using restricted common shares of FuelNation Inc as collateral. The funds were advanced to FuelNation from the affiliate and treated as a demand note. These amounts are included in due to affiliates in the accompanying financial statements.

During the month of August 2002 the Company was required to pay $330,000 on a demand note resulting from a 12-month loan advanced by a group of shareholders of FuelNation Inc. that matured on April 19, 2002. This note was extended until August 2002 while waiting for the note funding to be completed. Since the delay of the note funding the lender group has defaulted against the collateral of 133,333 restricted common shares of FuelNation stock pledged by an affiliate Fuel America. As of December 31, 2002 the Company has replaced these shares to the affiliate. The collateral has a restrictive legend and is subject to all rules as may be imposed by Rule 144 of the Securities Act of 1933, as amended. The Company has received confirmation and written verification from the lender that the total proceeds they received on the securities satisfied the obligation.

During the month of September 2002, the Company was required to pay $65,000 on a 60-day demand note and resulted in the lender, Richard Gladstone, defaulting against the collateral of 26,680 restricted common shares of FuelNation stock pledged by an affiliate Fuel America. As of December 31, 2002 the Company has replaced these shares to the affiliate. The collateral has a restrictive legend and is subject to all rules as may be imposed by Rule 144 of the Securities Act of 1933, as amended. The Company is waiting for confirmation and written verification from the lender of the total proceeds they received on the securities to satisfy the obligation and to see if any additional funds are owed.

During September 2002 the Company was required to pay $100,000 on a 60-day demand note, and resulted in the lender, defaulting against the collateral of 175,717 restricted common shares of FuelNation stock pledged by an affiliate Fuel America. As of December 31, 2002 the Company has replaced these shares to the affiliate. The collateral has a restrictive legend and is subject to all rules as may be imposed by Rule 144 of the Securities Act of 1933, as amended. The Company is waiting for confirmation and written verification from the lender of the total proceeds they received on the securities to satisfy the obligation and to see if any additional funds are owed.

During the fourth quarter of 2002, 23,334 shares of our common stock were issued to William C. Schlecht a director and secretary of the Company in exchange for additional services and expenses incurred by him in his capacity as director and Secretary of the Company. The value of these shares was $21,000.

During the fourth quarter 2002, the Company granted options to purchase 66,667 shares of Company common stock to the former CEO for Consulting Services at an exercise price of $.82 per share. The Company incurred a non-cash charge to operations of $38,251, the proceeds upon exercise reduced the amount due to affiliate by $54,667.

In December 2002, the Company granted options to purchase 66,667 shares of common stock to the new CEO and President, pursuant to the terms and conditions of his employment contract. The Company incurred a non-cash charge to operations of $40,000.

During the fourth quarter of 2002, 156,667 shares of our common stock were issued to Shaikh Isa Mohammed Isa Al-Khalifa a director of the Company as payment for his corporate guarantee and payment of bills in Bahrain. The value of these shares was $94,000.

During 2002, 65,555 shares of common stock were issued to various individuals for consulting and printing services, which resulted in a non-cash charge to operations of $307,000.

During 2002, the Company granted options to purchase 124,665 shares of common stock to various individuals for consulting services, the various consultants had an exercise price ranging from $0.41 to $1.50 per share. The Company incurred a non-cash charge to operations of $213,387.


During 2002, the Company issued 335,730 shares of common stock to Mr. Salmonson in replacement of shares pledged by him as collateral for a third party loan to an affiliated entity. These funds were advanced to the Company by the affiliated entity. The Company was unable to repay the advance causing the affiliate to default the collateralized shares to be surrendered. In addition, the Company granted options to purchase 80,000 shares of common stock to the affiliate as partial repayment of advances made by the affiliate to fund the Company's operations. These options were exercise in 2002 at a price of $1.50 per share. The value of the replacement shares amounted to $201,438 and the value of the options plus the proceeds upon exercise approximated $234,000 and were offset against the amount due to affiliate.

All of the above shares were issued pursuant to an exemption provided by Section 4(2) under the Securities Act of 1933.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the fiscal years ended December 31, 2002 and 2001

We have not begun to generate revenues as of the date of this Report. Our operating expenses during 2002 were$4,398,645, compared to $27,793,278in 2001, a decrease of $23,394,813 (84.3%). Our 2002 operating expenses included approximately $1,581,747 of impairment charges relating to the write down of our technology, $735,562 of non-cash consulting fees $495,561 of non-cash employment compensation and $59,251 of non-cash consulting fees to a related party. Our 2001 operating expenses included approximately $16.28 million in non-cash consulting fees, $6.4 million in non-cash employment compensation and $3.6 million in non-cash consulting fees to a related party. All of the non-cash compensation arose from the issuance of stock or options to purchase shares of our common stock at prices below the then current market price of our Common Stock. As a result, for the years ended December 31, 2002 and 2001, we incurred net losses of $ (4,425,152) ($3.08 per share) and $(28,497,242) ($25.84 per share), respectively.

During 2002, the primary objective of the Company became obtaining funding for the construction of a travel center, initially in the state of Florida, followed by additional centers in locations in other key states. The sale and installation of the Company's proprietary software system to the petroleum marketing and energy services industry, as well as the acquisition of targeted companies in this industry, while still an integral part of the Company's operational plan, is currently secondary to the travel centers. As a result, in 2002, the Company incurred a charge of $1,581,747 for a total impairment loss on the capitalized technology costs.


Liquidity and Capital Resources

At December 31, 2002, we had $612 in cash and cash equivalents. Our operations to date have consumed substantial amounts of cash. We will need to raise substantial additional funds to implement our business plan described herein. We seeking additional funding through public or private financings, including equity financings. Adequate funds for these purposes, whether obtained through financial markets, collaborative agreements or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to us. Insufficient funds may require us to delay, scale back or eliminate some or all of our product and services development programs, to license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves, to sell our company to a third party; to cease operations; or to declare bankruptcy. Our future cash requirements will be affected by results of product development.

During the year ended December 31, 2002, the Company used $110,428 in cash for operating activities compared to cash generated from operations in 2001 of $265,443. Most of the Company's operations in 2002 involved non-cash expenses as the Company had limited cash during the year. Cash used in investing activities in 2002 was $82,666, $80,000 of which was a deposit for the bond funding. The Company generated $191,510 in 2002 from the sale of common stock, which provided all of the operating cash flow.

Bond Funding

In April 2003, FuelNation Travel Center, LLC ("FNTC"), a special purpose corporation, entered into a Commitment Letter pursuant to which a funding entity agreed to provide FNTC with a funding facility of up to $100 million through a two-year construction loan, which will then convert to a term loan. Funds will be made available by the funding entity through a special purpose entity that will be selling taxable bonds that will fund this project as well as unrelated projects. The funds will be available to FNTC based upon an agreed upon construction schedule and draw schedule. The interest rate on the loan will be based on the interest rate on the bond offering. The term loan will be amortized over 25 years and be due in 15 years. An affiliate of the funding entity will be issued a 20% interest in FNTC. The loans will be secured by a first lien on the project, a pledge of the equity interests in FNTC and other related collateral.

FNTC has paid an application fee of $100,000, commitment fee, legal fees and financial consulting fees of $270,000 and a loan fee of 4% or $4 million in the form of a letter of credit. FNTC is also responsible to pay additional legal fees of $50,000 upon signing loan documents of the lender and financial advisory fees at closing.

To obtain the letter of credit, the Company entered into an arrangement with an individual to pledge real estate properties owned by him as collateral for the letter of credit. The Company will pay this individual a $1 million fee upon the drawing of the letter of credit, which may only occur upon the funding of the $100 million bond. Any funds drawn down under the letter of credit will be repaid in 4 equal installments as draws under the construction loan.

The manager and 100% owner of FNTC is William Schlecht, who is also a director of the Company. In January 2003, Mr. Schlecht entered into an agreement with the Company pursuant to which he agreed to assign his membership interests in FNTC and remain as manager of FNTC until completion of the funding, in exchange for the issuance of 100,000 shares of FuelNation common stock. The Company is not required to provide any guarantees or other financial assurances to the funding entity.

There is no assurance that the letter of credit will be obtained, that the bond funding will be completed, that the Company will realize sufficient proceeds to complete the Travel Center or that the Company will generate sufficient cash from operations to repay these obligations.

In April 2003 the former CEO and board members made arrangements to have a standby letter of credit issued by a bank in the amount of $500,000 to secure a loan in the amount of $320,000 with 5% interest and to guarantee performance and payment of a consulting agreement in the amount of $150,000, both obligations are due in 6 months. The loans have been secured by stock owned by the affiliates and guarantees by the affiliates. The loan was used to pay fees described above. The Company is currently negotiating to have an additional standby letter of credit issued for another $500,000 to secure additional loans to assist the Company in completing the secured taxable note offering.

Plan of Operation

Because we have not generated any revenues as of the date of this Report, we hereby submit our Plan of Operation pursuant to the requirements of Regulation SB, promulgated under the Securities Act of 1933, as amended.

Our objective is to be the leading "Super" Petroleum Marketer engaged in the development of providing petroleum supply with e-commerce communications in petroleum marketing and energy services and to build and develop a portfolio of real estate assets with our concept of the "Super Store" of Travel Centers across America.

The Company's business model will be conducted through two subsidiaries, "Super" Petroleum Marketing Division ("Marketing Division"), and the "Super Store" Travel Center Division ("Travel Center").

The "Super Store" Travel Center Division, FuelNation has plans to build the "Super Store" of Travel Centers in the state of Florida and additional locations in key states. We have focused our attention to the needs of the industry and our location planning to the most populous areas in the state. The plans currently consist of a 105,500 sf Travel Center, 75,000sf 200 room hotel, 24 pump fueling depot, truck wash, 35,000 sf retail mall, 20,000 sf spa and gym, 30,000 sf of offices for the technology center, 19,000 sf of repair, 11,300 sf convenience store, 7,500 sf truck sales, 858 tractor trailer parking slots and 539 car parking slots.

We not only intend to cater to the traveling public we fully intend to offer our products to the local community as well. The Travel Center will boast a fresh farmers market, grocery store and open shop environment with local community operators. There will be several full service and fast food restaurants, almost every type of service needed for the transportation and tourism industry. Car and truck washes and full service repair facilities for cars as well as tractor trailers. Complete medical, hair stylist, entertainment, clothing, electronics, new truck sales, and most major transportation parts and warranty representatives on site. Shuttles and limousine service will be available to and from most of the major attractions and transportation hubs.

We intend to finance these purchases with the issuance and sale of secured taxable revenue notes. We have been negotiating the issuance of $100,000,000 of secured taxable revenue notes. As of the date of this Report, we have successfully negotiated approval for the issuance of $100,000,000 of secured taxable revenue notes. We currently have paid an application and commitment fee and legal retainers for the note offering of $320,000. We are also required to have a bank issue a cost of issuance and short fall letter of credit in the amount of approximately $4,000,000 which is refundable from the proceeds of the note issue. We have received a commitment for a cost of issuance and short fall letter of credit from a major institution.

The "Super" Petroleum Marketing Division, we intend to consolidate petroleum marketers and automate their existing customer base with real time e-commerce solutions. The first phase of our expansion plan will be supplying fuel and offering our automation to existing branded and unbranded sites for long established petroleum marketers. The second phase will be aligning our e-commerce automation with transportation lines to roll-out the FuelNation Brand and identity with unmatched e-commerce and automation. The third phase will be to identify key assets in the petroleum marketing industry and acquire them.

Our concept to build a "Super" Petroleum Marketer has been developed during our live onsite testing and development period over the past two years. The industry has not experienced a substantial consolidation at the Petroleum Marketer level while missing the economies of scale from the consolidation process. Currently there have been limited economical resources or the means to communicate with several hundreds or even thousands of pieces of equipment without being cost prohibitive. At FuelNation we have developed proprietary technology that allows us to provide fully integrated services relating to the inventory, sales, distribution and financial reporting functions in the fuel industry. Marketed under the service mark R2R(SM) ("Rack to Retail"), this technology completely automates and streamlines the data collection processes for centralization, retrieval and integration of inventory, financial and accounting information in the fuel industry.

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

We believe that our product offering is unique and is not available via any other method. The industry is a very difficult market to penetrate. We originally started marketing our system to the major oil companies and felt this would give us the immediate market share and the vertical integration we desired. During our sales initiatives we discovered the following:

The oil companies' main drive is gallons and market share. The oil companies distribute their products through petroleum marketers, dealers and some company owned stores. The oil companies require the petroleum marketers and the dealers to use their credit card processors. This equipment for the credit card processing is supplied through the oil company and paid by the petroleum marketers and the dealers. The oil companies typically charge 3% processing fee for the use of all credit cards on the network and offer their own branded credit card processing for no charge. The majority of all of the credit card processing is Visa and MasterCard and therefore the burden and costs are passed down the food chain to the petroleum marketers and the dealers for the credit card processing fees.

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

Our entry to the market is being focused on working with major petroleum marketers and dealer networks through consolidation and automation. We have discovered that when several petroleum marketers and dealers are very satisfied with your products and services and they request the major oil companies to approve our products and services, they typically get what they want. This process is not fast, but it is very effective. The oil companies are starting to follow the lead of petroleum marketers and dealer networks because they see the efficiencies first hand. We feel confident the industry will start to make significant changes to the manual processes and allow a more open environment once they see others operating.

Given the magnitude of these fuel markets, we completed our B2B applications and automating manual processes. We also intend to find one or more partners to assist in retail sales of the "Super" Petroleum Marketer concept and installation of our R2R system. There are also multiple advertising opportunities that we intend to pursue, including the displaying of our logo at automated locations and on fuel transports.


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

For our indirect sales efforts, we will use independent petroleum marketer resellers. Reseller organizations can offer all of our services. These third party petroleum marketer sales organizations are either already involved in marketing to the petroleum industry. Those in the petroleum marketer reseller program purchase our services at a discounted rate and then re-sell them to their clients. They can either use us to bill their customers for these services or invoice their customers under their own name.

For petroleum marketer resellers, we believe the key element is residual, transaction-based income. Resellers that manage the entire transactions will receive a per transaction fee, plus sign-up fees if the reseller uses our suggested retail pricing. Many resellers actually charge higher prices when the market will bear it. The use of petroleum marketer resellers allows us to leverage our resources to maximize revenues. By working with companies as resellers, we strategically develop an outside sales organization that already has sound, existing relationships with merchants. These petroleum marketer resellers recognize that income derived from our installation fees and recurring transaction charges provide them with significant revenue potential. Most competitors sell products using a direct sales force.

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

The technology underlying our e-commerce and Business-to- Business transaction services provides the following benefits:

     o Scalability. Our services allow us to deliver consistent quality of service as transaction volumes grow, and to handle daily and seasonal peak periods. As a result, we do not have to expand these areas of their transaction-processing infrastructure as their businesses grow.

     o High reliability. Our systems are engineered to provide high reliability, and we provide transaction processing and support 24 hours a day, 7 days a week.

     o Secure messaging. All communications between our system are facilitated by an encrypted protocol.

     o Real-time responses. Because our services enable online e- commerce and Business-to-Business transactions in real-time, clients can improve their level of customer satisfaction and reduce their support costs by avoiding delayed responses and minimizing the need for follow-up communications.

Product Development

Our Florida-based product development team was responsible for the design, development, testing and release of our core software and services. We have a well-defined software development methodology that we believe enables us to deliver services that satisfy real business needs for the global market while meeting commercial quality expectations. We emphasize quality assurance throughout our software development lifecycle. We believe that a strong emphasis placed on analysis, design and rapid prototyping early in the project lifecycle reduces the number and costs of defects that may be found in later stages. Our development methodology focuses on delivery of product to a global market, enabling localization into multiple languages, multi-currency payment processing, global fraud detection, and local regulatory compliance from a single code base.

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

Our product has been installed and operational at several well established leading petroleum companies in the United States as well as Manama, Bahrain for the past two years. The product has been proven to be very successful and profitable for the petroleum marketers during our development and testing stage. We have studied and surveyed existing and potential customers for a marketing strategy.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. The Company considers its critical accounting policies to be those that require the more significant judgments and estimates in the preparation of the Company's financial statements, including the following: impairment of long-lived assets; capitalized technology costs and accounting for expenses in connection with stock issuances, stock options and warrants. Management relies on historical experience and on other assumptions believed to be reasonable under the circumstances in making its judgment and estimates. Actual results could differ materially from those estimates. There have been no significant changes in the assumptions, estimates and judgments in the preparation of these financial statements from the assumptions, estimates and judgments used in the preparation of the Company's prior years audited financial statements.

Recent Issued Accounting Standards

On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement No 145, Rescission of FASB Statement No. 4, 44, and 64,Amendment of FASB Statement No. 13, and Technical Corrections. Statement 145rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. This Statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances they may change accounting practice.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company expects to adopt SFAS 146, effective January 1, 2003. In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS 147"). SFAS 147 provides guidance on the accounting for the acquisition of a financial institution. SFAS 147 applies to all financial institution acquisitions except those between two or more mutual enterprises.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS no. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal periods beginning after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003.

With the exception of FIN 46, which may have an impact on future financial statements, the Company expects that the adoption of the new Statements will not have a significant impact on its financial statements.

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

We Have Been in the Development Stage Since our Reorganization in October 2000. We have generated no revenues and our net loss was approximately $4.4 million for the year ended December 31, 2002. We have a working capital deficiency of approximately $1.63 million as of December 31, 2002 and a deficit accumulated during our development stage thus far of approximately $34.1 million as of December 31, 2002. We expect to incur additional losses during the time period we are reviewing and negotiating potential opportunities to grow our services and products. The Company intends to pay off its existing obligations in the approximate amount of $2.2 million from the issuance and funding of $100,000,000 secured taxable revenue notes.

It is anticipated that we will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the end of 2003. There is no assurance that we will achieve our expansion goals and the failure to achieve such goals would have an adverse impact on us.

Additional Financings will be required. In April 2003 the former CEO and board members made arrangements to have a standby letter of credit issued by a bank in the amount of $500,000 to secure a loan in the amount of $320,000 with 5% interest and to guarantee performance and payment of a consulting agreement in the amount of $150,000, both obligations are due in 6 months. The loans have been secured by stock owned by the affiliates and guarantees by the affiliates. The Company is currently negotiating to have an additional standby letter of credit issued for another $500,000 to secure additional loans to assist the Company in completing the secured taxable note offering. Our success is dependent upon our ability to raise additional capital. As of the date of this Report, we have successfully negotiated the commitment for the issuance of $100,000,000 of loans resulting from the issuance of a special purpose entity of secured taxable revenue notes. We currently have paid an application and commitment fee and legal retainers for the note offering of $320,000. We are also required to have a bank issue a cost of issuance and short fall letter of credit in the amount of approximately $4,000,000 which is refundable from the proceeds of the note issue. We have received a commitment for a cost of issuance and short fall letter of credit from a major institution.

We are also in discussions with investment bankers and others to provide or assist in providing additional financing. However, as of the date of this Report, we do not have any written commitments for any additional financing other than the issuance of the $100,000,000 secured taxable notes and the cost of issuance and short fall letter of credit in the amount of approximately $4,000,000 which is refundable from the proceeds of the note issue and the additional letter of credit for $500,000, and no assurance can be given that we will obtain any other additional financing. The failure to infuse any other additional capital into our Company may affect our ability to fully implement our business plan described herein.

The current acquisitions in the petroleum marketing industry are on hold until we have additional funding or alternative means of acquiring the companies. As of the date of this filing the modified business plan has been submitted to the lender and a commitment letter for funding has been accepted and signed. As of the date of this filing all current conditions and fees have been paid and the Company is waiting for document preparation and time lines from the placement agents

The Company was able to arrange the $4,000,000 needed to pay for the cost of issuance and the funds to guarantee the interest shortfall for the $100 million secured taxable notes and received verification of the availability of the funds. All indications from the lender are still positive for the issuance of the secured taxable revenue notes.

Our success is subject to the completion of our taxable revenue note issue, however, there can be no assurances that the Company will be successful in acquiring additional capital or that such capital, if available, will be on terms and conditions acceptable to the Company.

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

We are subject to competition. There are several thousand Petroleum Marketers and approximately 4,500 travel plazas and truckstops, and many major oil companies that operate company owned locations. Our travel centers will compete with those in the immediate areas of our centers.

The leading B2B ASP providers offer technologies and services related to procurement, supply-chain management, financial services, logistics, Electronic Customer Relationship Management "eCRM", sell- side solutions, back-end integration and enterprise resource planning ("ERP"). We anticipate either B2B ASPs or existing oil companies, or a combination of the two, to scrutinize our products, attempt to replicate their offering and compete directly with us.

Many companies that are competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional services on terms favorable to us. Our potential competitors may develop and market new technologies that render our existing or future services obsolete, unmarketable or less competitive. Competitive pressures could reduce our market share or require the reduction of the prices of our services, either of which could materially and adversely affect our business, results of operations or financial condition.

We Have Not Paid Dividends on our Common Stock and do not Anticipate the Payment of Dividends in the Future. No dividends have been paid on our shares of Common Stock and management does not anticipate the payment of cash dividends in the foreseeable future. If operations become profitable, it is anticipated that, for the foreseeable future, any income received there from would be devoted to future operations and that cash dividends would not be paid to shareholders.

We Will Need Additional Personnel to Implement Our Business Plan. We believe that it will be necessary to increase our permanent sales, marketing and administrative staff in order to implement our business plan. Although we believe that necessary additional personnel to staff us is available, there can be no assurance that we will be successful in assembling an effective staff in a timely manner, particularly as we face considerable competition from other companies for such personnel. There can be no assurance that we will be able to attract and retain additional qualified personnel, and any inability to do so could have a material adverse affect on us.

Issuance of Future Shares May Dilute Investors Share Value. Our Articles of Incorporation, as amended, authorizes the issuance of 100,000,000 Common Shares, $.01 par value per share, and 5,000,000 Preferred Shares, $.01 par value per share. As of the date of this Report, there are 2,269,281 shares of Common Stock issued and outstanding. The future issuance of all or part of the remaining authorized Common Stock may result in substantial dilution in the percentage of Common Stock held by our then existing shareholders. Moreover, any Common Stock issued in the future may be valued on an arbitrary basis by our Board of Directors. The issuance of shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by investors, and might have an adverse effect on our trading market.

There is a Limited Market for Our Common Stock. Currently, our Common Stock trades on the OTC Bulletin Board. By its nature, the OTC Bulletin Board is a limited market and investors may find it more difficult to dispose of our securities which are owned by them. Nasdaq is in the process of implementing the BBX, which will replace the OTC Bulletin Board in 2004. The BBX will be a listed marketplace, with qualitative listing standards but with no minimum share price, income, or asset requirements. BBX Listing Standards includes Public Interest Standards, Public Float/Shareholder Requirements, and Corporate Governance Standards. The Public Interest Standard will allow the BBX to deny listing or de-list an issuer to protect investors. Imposition of this standard will include a review of all directors, officers, and major shareholders for past regulatory or legal issues. If a listing application filed by the Company is not accepted by the BBX, the Company's common stock will trade on the Pink Sheets which will likely provide holders of the Company's common stock with less liquidity than either the OTCBB or the BBX.

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

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and the Board of Directors of FuelNation, Inc.
   Davie, Florida


We have audited the accompanying balance sheet of FuelNation, Inc. [a development stage company] as of December 31, 2002, and the related statements of operations, changes in stockholders' equity [deficit], and cash flows for each of the two years and the cumulative period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FuelNation, Inc. [a development stage company] as of December 31, 2002, and the results of its operations and its cash flows for each of the two years and the cumulative period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in the development stage, has suffered significant losses and has a working capital deficiency of $1,633,061 and a deficit accumulated in the development stage of $34,127,645 as of December 31, 2002. Management's plans in regard to these matters are also described in Note
3. The financial statements do not include any adjustments which might arise from the outcome of these uncertainties.




                                          MOORE STEPHENS, P.C.
                                          Certified Public Accountants.

Cranford, New Jersey
May 14, 2003

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                         December 31,
                                                                    -----------------------
                                                                       2002         2001
                                                                    ----------   ----------
Assets:
Current Assets:
   Cash                                                             $      612   $    2,196
   Inventories                                                         499,749      560,339
   Other                                                                81,120       34,628
                                                                    ----------   ----------

   Total Current Assets                                                581,481      597,163
                                                                    ----------   ----------

Property and Equipment:
   Office Furniture and Equipment and Computer Equipment - Net of
     Accumulated Depreciation of $119,964 and $69,828 in 2002 and
     2001, Respectively                                                126,715      174,185
                                                                    ----------   ----------

Other Assets:
   Technology                                                               --    1,581,747
   Deposits on Equipment                                               752,500      752,500
                                                                    ----------   ----------

   Total Other Assets                                                  752,500    2,334,247
                                                                    ----------   ----------

   Total Assets                                                     $1,460,696   $3,105,595
                                                                    ==========   ==========

See Notes to Financial Statements.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------

BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                           December 31,
                                                                   ----------------------------
                                                                       2002            2001
                                                                   ------------    ------------
Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
   Accounts Payable                                                $    672,803    $    535,107
   Accrued Liabilities                                                  329,540         234,809
   Payroll and Taxes Payable                                            880,414         524,427
   Convertible Debt                                                      35,953          13,059
   Note Payable                                                          25,000              --
   Due to Affiliates                                                    121,332         219,486
   Other Payables                                                       149,500         149,500
                                                                   ------------    ------------

   Total Current Liabilities                                          2,214,542       1,676,388
                                                                   ------------    ------------

Commitments and Contingencies                                                --              --
                                                                   ------------    ------------

Common Stock Subject to Repurchase, 57,108 Shares Issued and
   Outstanding at December 31, 2002 and 2001                          3,547,973       3,547,973
                                                                   ------------    ------------

Stockholders' Equity [Deficit]:
   Preferred Stock, $.01 Par Value, 5,000,000 Shares Authorized;
     None Issued and Outstanding                                             --              --

   Common Stock, $.01 Par Value, 100,000,000 Shares Authorized;
     2,214,050 and 1,138,026 Issued and Outstanding in 2002
     and 2001, Respectively                                              22,141          11,380

   Additional Paid-in Capital                                        29,803,685      27,572,347

   Deficit Accumulated in the Development Stage                     (34,127,645)    (29,702,493)
                                                                   ------------    ------------

   Total Stockholders' [Deficit]                                     (4,301,819)     (2,118,766)
                                                                   ------------    ------------

   Total Liabilities and Stockholders' [Deficit]                   $  1,460,696    $  3,105,595
                                                                   ============    ============

See Notes to Financial Statements.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                        Years ended              Cumulative
                                                        December 31,                During
                                                ----------------------------     Development
                                                    2002            2001            Stage
                                                ------------    ------------    ------------
Revenue                                         $         --    $         --    $         --
                                                ------------    ------------    ------------

Operating Expenses:
   Salaries and Wages Including Related Taxes        688,498         631,479       1,510,518
   Legal and Professional                            212,776         217,404         823,585
   Marketing and Promotion                            60,591         193,324         467,158
   Consulting Fees                                    98,782          29,434         128,216
   Consulting Fees - Related Party                        --              --         221,162
   Depreciation                                       50,136          46,552         119,964
   Rent                                              117,900         108,000         225,900
   Rent - Related Party                                   --          38,974          45,387
   Other General and Administrative Expenses         186,661         203,471         537,343
   Impairment Loss on Technology                   1,581,747              --       1,581,747
   Financing Costs                                    90,000              --          90,000
   Non-Cash Employee Compensation                    495,561       6,367,966       6,863,527
   Non-Cash Consulting Fees                          735,562      16,278,718      17,014,280
   Non-Cash Consulting Fees - Related Party           59,251       3,585,000       3,644,251
   Non-Cash Printing Costs                            21,000              --          21,000
   Non-Cash Financing Costs                               --          92,956          92,956
   Research and Development Cost                          --              --          10,000
                                                ------------    ------------    ------------

   Total Operating Expenses                        4,398,465      27,793,278      33,396,994
                                                ------------    ------------    ------------

   Operating Loss                                 (4,398,465)    (27,793,278)    (33,396,994)
                                                ------------    ------------    ------------

Other Income [Expenses]:
   Interest Expense                                  (26,687)         (8,982)        (35,669)
   Other Income [Expense]                                 --        (694,982)       (694,982)
                                                ------------    ------------    ------------

   Other Expenses - Net                              (26,687)       (703,964)       (730,651)
                                                ------------    ------------    ------------

   Loss Before Income Taxes                       (4,425,152)    (28,497,242)    (34,127,645)

Federal and State Income Taxes                            --              --              --
                                                ------------    ------------    ------------

   Net Loss                                     $ (4,425,152)   $(28,497,242)   $(34,127,645)
                                                ============    ============    ============

Basic and Diluted Net Loss Per Common Share     $      (3.08)   $     (25.84)
                                                ============    ============

Weighted Average Common Shares Outstanding         1,437,012       1,102,981
                                                ============    ============

See Notes to Financial Statements.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY [DEFICIT]
--------------------------------------------------------------------------------

                                                                                                          Deficit
                                           Series D                                                     Accumulated
                                        Preferred Stock             Common Stock           Additional      in the        Total
                                  --------------------------  --------------------------    Paid-in     Development   Stockholders'
                                     Shares        Amount        Shares        Amount       Capital        Stage         Equity
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance - December 31, 1999             33,333  $     50,000       626,667  $      6,267  $    390,577  $         --  $    446,844

October 2000 - Acquired
   Equity of Shell in
   Stock Acquisition                        --            --        40,444           404      (774,124)           --      (773,720)
October 2000 - Retirement
   of Common Stock in Lieu
   of Debt Paid by
   Related Party                            --            --        (2,267)          (23)           23            --            --
November 2000 - Conversion
   of Preferred Stock to
   Common Stock                        (33,333)      (50,000)      333,333         3,334        46,666            --            --
December 2000 - Issuance
   of Common Stock in Private
   Placement Transaction                    --            --        34,621           346     3,144,762            --     3,145,108
Net Loss                                    --            --            --            --            --    (1,205,251)   (1,205,251)
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------

Balance - December 31, 2000                 --            --     1,032,798        10,328     2,807,904    (1,205,251)    1,612,981

February 2001 - Issuance
   of Common Shares in Private
   Placement Transactions                   --            --           256             3        24,997            --        25,000
February 2001 - Issuance of
   Stock Options for
   Consulting Services                      --            --            --            --     2,985,000            --     2,985,000
March 2001 - Issuance of
   Common Shares in Private
   Placement Transactions                   --            --           677             7       101,493            --       101,500
March 2001 - Shares Pledged
   for Consulting Costs                     --            --            --            --     9,200,880            --     9,200,880
April 2001 - Issuance of
   Common Shares and Affiliate-
   Owned Company Common Stock
   for Consulting Costs                     --            --        13,333           133     3,149,242            --     3,149,375
April 2001 - Cancellation
   of Shares Issued in Private
   Placement Transaction                    --            --          (103)           (1)       (9,999)           --       (10,000)
April 2001 - Issuance of
   Stock Options to Employees               --            --            --            --     6,212,966            --     6,212,966
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------

Totals - Forward                            --  $         --     1,046,961  $     10,470  $ 24,472,483  $ (1,205,251) $ 23,277,702

See Notes to Financial Statements.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY [DEFICIT]
--------------------------------------------------------------------------------

                                                                                                          Deficit
                                              Series D                                                   Accumulated
                                           Preferred Stock           Common Stock           Additional      in the        Total
                                       ----------------------- --------------------------    Paid-in     Development   Stockholders'
                                        Shares      Amount        Shares        Amount       Capital        Stage         Equity
                                       --------   ------------ ------------  ------------  ------------  ------------  ------------
Totals - Forwarded                           --   $         --    1,046,961  $     10,470  $ 24,472,483  $ (1,205,251) $ 23,277,702

June 2001 - Issuance of
   Common Stock in Satisfaction
   of Liabilities and Payment
   of Professional Expenses                  --             --        2,704            27       275,473            --       275,500
June 2001 - Issuance of
   Common Stock for Payment
   of Technology and Consulting
   Costs                                     --             --       30,000           300     1,442,200            --     1,442,500
June 2001 - Issuance of Common
   Stock to Acquire Assignment
   of Contract                               --             --        1,933            19       208,781            --       208,800
June 2001 - Issuance of Common
   Stock for Payment of Consulting
   Costs and Exercise of Stock
   Options                                   --             --       16,667           167       614,833            --       615,000
August 2001 - Issuance of
   Warrants and Affiliate-Owned
   Company Common Stock for
   Consulting Costs                          --             --           --            --     3,024,796            --     3,024,796
September 2001 - Stock Options
   Exercised by Officers Pursuant
   to Employment Agreements                  --             --       96,868           969       144,332            --       145,301
October 2001 - Issuance of
   Stock Options to Employees
   and Warrants and Affiliate-
   Owned Company Common Stock
   to Non-Employee for Financing
   and Consulting Costs                      --             --           --            --       696,850            --       696,850
November 2001 - Consulting
   Costs - Shares not yet Issued             --             --           --            --       240,000            --       240,000
December 2001 - Grant of Put Options         --             --      (57,107)         (572)   (3,547,401)           --    (3,547,973)
Net Loss                                     --             --           --            --            --   (28,497,242)  (28,497,242)
                                       --------   ------------ ------------  ------------  ------------  ------------  ------------

   Balance - December 31, 2001 -
     Forward                                 --   $         --    1,138,026  $     11,380  $ 27,572,347  $(29,702,493) $ (2,118,766)

See Notes to Financial Statements

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY [DEFICIT]
--------------------------------------------------------------------------------

                                                                                                         Deficit
                                          Series D                                                     Accumulated
                                       Preferred Stock            Common Stock           Additional      in the          Total
                                   -----------------------  --------------------------    Paid-in      Development    Stockholders'
                                    Shares       Amount        Shares        Amount       Capital         Stage          Equity
                                   --------   ------------  ------------  ------------  ------------   ------------   ------------
Balance - December 31, 2001 -
   Forwarded                             --   $         --     1,138,026  $     11,380  $ 27,572,347   $(29,702,493)  $ (2,118,766)

February 2002 - Stock Options
   Issued and Exercised by
   Officer Pursuant to
   Employment Agreement                  --             --         8,352            84        97,631             --         97,715
May 2002 - Issuance of
   Common Stock for Payment
   of Consulting Services                --             --        40,000           400       284,600             --        285,000
May 2002 - Issuance and
   Exercise of Stock Options
   by Consultant for Payment
   of Consulting Services                --             --        49,999           500       407,421             --        407,921
May 2002 - Stock Options
   Issued and Exercised by
   Employees in Lieu of
   Payroll and Accrued Payroll           --             --       111,722         1,117       536,839             --        537,956
July 2002 - Stock Options
   Issued and Exercised by
   an Affiliate Company for
   Debt Repayment                        --             --        80,000           800       233,200             --        234,000
July 2002 - Issuance and
   Exercise of Stock Options
   by Consultant for the Payment
   of Consulting Services                --             --        18,000           180        53,820             --         54,000
August 2002 - Issuance and
   Exercise of Stock Options
   by Consultant for the Payment
   of Consulting Services                --             --        33,333           333        73,917             --         74,250
October 2002 - Issuance and
   Exercise of Stock Options by
   Consultant for the Payment of
   Consulting Services                   --             --        20,000           200         8,950             --          9,150
December 2002 - Stock Options
   Issued and Exercised by
   Officer Pursuant to
   Employment Agreement                  --             --        66,667           667        39,333             --         40,000
                                   --------   ------------  ------------  ------------  ------------   ------------   ------------

Totals - Forward                         --   $         --     1,566,099  $     15,661  $ 29,308,058   $(29,702,493)  $   (378,774)

See Notes to Financial Statements.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY [DEFICIT]
--------------------------------------------------------------------------------

                                                                                                          Deficit
                                             Series D                                                   Accumulated
                                          Preferred Stock              Common Stock        Additional      in the        Total
                                     --------------------------  -------------------------   Paid-in    Development   Stockholders'
                                        Shares        Amount        Shares       Amount      Capital       Stage         Equity
                                     ------------  ------------  ------------ ------------ ------------ ------------  ------------
Totals - Forwarded                   $         --  $         --     1,566,099 $     15,661 $ 29,308,058 $(29,702,493) $   (378,774)

December 2002 - Issuance
   and Exercise of Stock
   Options by Former Officer
   Pursuant to Employment
   Agreement                                   --            --        66,667          667       92,251           --        92,918
December 2002 - Issuance of
   Common Stock to Replace
   Shares Pledged as
   Collateral by Affiliate                     --            --       335,730        3,357      198,081           --       201,438
December 2002 - Issuance
   and Exercise of Stock
   Options by Consultant for the
   Payment of Consulting Services              --            --        39,999          400       55,351           --        55,751
December 2002 - Issuance of
   Common Stock for the Payment
   of Consulting Services                      --            --         2,222           22        1,978           --         2,000
December 2002 - Issuance of
   Common Stock for Payment
   of Printing Services                        --            --        23,333          234       20,766           --        21,000
December 2002 - Issuance of
   Common Stock to Director
   to Replace Shares
   Pledged as Collateral                       --            --       156,667        1,567       92,433           --        94,000
December 2002 - Issuance of
   Common Stock to Director for
   Payment of Consulting Services              --            --        23,333          233       20,767           --        21,000
December 2002 - Consulting Costs -
   Shares not yet Issued                       --            --            --           --       14,000           --        14,000
Net Loss                                       --            --            --           --           --   (4,425,152)   (4,425,152)
                                     ------------  ------------  ------------ ------------ ------------ ------------  ------------

   Balance - December 31, 2002       $         --  $         --     2,214,050 $     22,141 $ 29,803,685 $(34,127,645) $ (4,301,819)
                                     ============  ============  ============ ============ ============ ============  ============

See Notes to Financial Statements.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                 Years ended              Cumulative
                                                                 December 31,               During
                                                         ----------------------------     Development
                                                             2002            2001            Stage
                                                         ------------    ------------    ------------
Cash Flows:
   Net Loss                                              $ (4,425,152)   $(28,497,242)   $(34,127,645)
                                                         ------------    ------------    ------------
   Adjustments to Reconcile Net Loss to Net
     Cash Provided by [Used for] Operating Activities:
     Depreciation                                              50,136          46,552         119,964
     Amortization of Convertible Debt                          22,894           7,500          30,394
     Write-Down of Technology                               1,581,747              --       1,581,747
     Non-Cash Consulting Fees                                 735,562      16,278,718      17,014,280
     Non-Cash Consulting Fees - Related Party                  59,251       3,585,000       3,644,251
     Non-Cash Employee Compensation                           495,561       6,367,966       6,863,527
     Non-Cash Financing Costs                                      --          92,956          92,956
     Non-Cash Printing Costs                                   21,000              --          21,000
     Write-Down of Investments                                     --         657,686         657,686
     Other                                                     33,508          25,000          58,508

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Inventory                                               60,591          (6,716)       (499,748)
       Due from Escrow Accounts                                    --         390,470         (45,000)
       Due from Affiliates                                         --         537,661         304,680
       Other                                                       --          39,120           8,705

     Increase [Decrease] in:
       Accounts Payable                                       305,281         159,703         705,716
       Due to Affiliates                                      404,475              --         404,475
       Accrued Liabilities                                    188,731         182,442         409,632
       Payroll and Taxes Payable                              355,987         398,627         880,414
                                                         ------------    ------------    ------------

     Total Adjustments                                      4,314,724      28,762,685      32,253,187
                                                         ------------    ------------    ------------

   Net Cash - Operating Activities                           (110,428)        265,443      (1,874,458)
                                                         ------------    ------------    ------------

Investing Activities:
   Purchase of Fixed Assets                                    (2,666)        (11,258)       (246,679)
   Payments for Technology                                         --        (432,640)       (544,903)
   Bond Issuance Deposit                                      (80,000)             --         (80,000)
   Cash Received in Acquisition                                    --              --           1,109
   Advances Towards Pending Acquisition                            --              --        (402,724)
                                                         ------------    ------------    ------------

   Net Cash - Investing Activities                            (82,666)       (443,898)     (1,273,197)
                                                         ------------    ------------    ------------

Financing Activities:
   Net Proceeds from Issuance of Common Stock                 191,510         116,500       3,453,118
   Proceeds from Issuance of Convertible Debt                      --          35,953          35,953
   Exercise of Stock Options                                       --          15,000          15,000
   Payment of Loans Payable                                        --              --        (100,000)
   Debt Restructuring                                              --              --        (255,804)
                                                         ------------    ------------    ------------

   Net Cash - Financing Activities                            191,510         167,453       3,148,267
                                                         ------------    ------------    ------------

   Net [Decrease] Increase in Cash - Forward             $     (1,584)   $    (11,002)   $        612

See Notes to Financial Statements.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                             Years ended              Cumulative
                                                             December 31,               During
                                                     ----------------------------     Development
                                                         2002            2001            Stage
                                                     ------------    ------------    ------------
Net [Decrease] Increase in Cash - Forwarded          $     (1,584)   $    (11,002)   $        612

Cash - Beginning of Years                                   2,196          13,198              --
                                                     ------------    ------------    ------------

   Cash - End of Years                               $        612    $      2,196    $        612
                                                     ============    ============    ============

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
     Interest                                        $      2,043    $        673    $      2,716
     Income Taxes                                    $         --    $         --    $         --

Supplemental Disclosures of Noncash Investing and Financing Activities:
   During the year ended December 31, 2002:
     The Company issued the following:

                                                                             Issued for
                                                   -------------------------------------------------------------
                                                                    Consulting
                                                    Consulting      Services -       Employee         Printing
                             Issued                  Services      Related Party   Compensation       Services
                --------------------------------   -------------   -------------   -------------   -------------
                 88,888   Shares of Common Stock   $     286,000   $      21,000   $          --   $      21,000
                204,665   Stock Options                  378,040              --          40,000              --
                                                   -------------   -------------   -------------   -------------

                                                   $     664,040   $      21,000   $      40,000   $      21,000
                                                   =============   =============   =============   =============

     Additionally, the following transactions occurred in 2002:
     1) The Company entered into a consulting contract settlement agreement and recorded a non-cash expense of $46,522 which was the fair value of options issued and exercised for 23,333 shares of common stock and 23,333 additional shares of common stock issuable by the Company per the agreement. 23,333 shares were not issued as of December 31, 2002 and the fair value of $14,000 was credited to additional paid-in capital. The settlement also required the Company to pay an additional $25,000 of consulting costs. The Company executed a six month note payable for $25,000 which accrues interest at 8% per annum.
     2) Options to purchase 8,352 and 66,667 shares of common stock were issued and exercised by the then CEO of the Company at the exercise price of $1.50 and $.81 per share, respectively. The proceeds totaling $67,195 were offset against the amount due to affiliates and $85,187 was recorded as non-cash employee compensation and $38,251 was recorded as non-cash consulting fees - related party.
     3) The Company issued 335,730 shares of common stock to the former CEO of the Company in replacement of shares pledged by the then CEO as collateral for third party loans to an affiliated company. The funds were advanced to the Company by the affiliate. The Company was unable to repay the advance causing the affiliate to default and the pledged shares to be surrendered. The fair value of the replacement shares in the amount of $201,438 was offset against the amount due to affiliate.
     4) The Company issued 156,667 shares of common stock in exchange for the satisfaction of accrued liabilities totaling $94,000 which were assumed by a director of the Company.
     5) Options to purchase 111,722 shares of common stock were granted and exercised by employees of the Company in satisfaction of accrued payroll costs of $167,582, as well as current year non-cash employee compensation of $370,374.
     6) The Company granted options to purchase 80,000 shares of common stock, which were exercised at a price of $1.50 per share, to an affiliated company as a partial repayment of the loan due to the affiliated entity. The fair value of the options plus the proceeds upon exercise approximated $234,000 which was the amount offset against the amount due to the affiliate.

See Notes to Financial Statements.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


Supplemental Disclosures of Noncash Investing and Financing Activities
   [Continued] During the year ended December 31, 2001:
     The Company issued the following:

                                                                               Issued for
                                                               -------------------------------------------
                                                                Consulting      Employee       Financing
                                Issued                           Services     Compensation       Costs
                 --------------------------------------        -------------  -------------  -------------
     1)           22,000   Shares of Common Stock              $   2,743,500  $          --  $          --
                 119,538   Stock Options                           2,985,000      6,367,966             --
                  22,115   Warrants                                  599,796             --         92,956
                                                               -------------  -------------  -------------

                                                               $   6,328,296  $   6,367,966  $      92,956
                                                               =============  =============  =============
     2)           30,000   Shares of Common Stock for:
                                                               Equipment Deposits            $     752,500
                                                               Technology                          590,000
                                                               Consulting Agreements (of
                                                                which $33,333 is Prepaid
                                                                at December 31, 2001)              100,000
                                                                                             -------------

                                                                                             $   1,442,500
                                                                                             =============
     3)            2,637   Shares of Common Stock for the payment of $276,900 of debt.

     Additionally, the following transactions occurred in 2001:
     1) Options to purchase 96,868 shares of common stock were exercised by a related party and the amount of $145,301 was offset against the amount due to affiliates.
     2) A related party transferred 94,917 shares of Company common stock owned by him to non-affiliated entities for legal fees of $25,000 and consulting costs of $4,027,875. The amount of $4,052,875 was recorded as additional paid-in capital.
     3) The Company entered into stock put agreements with several individuals owning 57,107 shares of Company common stock. As a result, $3,547,973 was reclassified as "Common Stock Subject to Repurchase" from equity.
     4) The Company entered into a consulting agreement and recorded a non-cash expense of $240,000 which was the fair value of common stock issuable by the Company per the agreement. Such shares were not issued as of December 31, 2001 and the total amount of $240,000 was credited to additional paid-in capital.
     5) The Company, through its CEO, pledged shares of common stock to be issued for various consulting services. The Company recorded a non-cash charge to expense of $9,200,880 which was equal to the fair value of such shares at the time they were pledged. Such shares were not issued as of December 31, 2001 and the total amount of $9,200,880 was credited to additional paid-in capital.


See Notes to Financial Statements.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


[1] Description of Business

Organization - FuelNation, Inc. was organized under the laws of the State of Florida on July 6, 1993 under the name International Pizza Corporation. On October 30, 1995, the Company changed its name to QPQ Corporation, and on November 4, 1997, changed its name to Regenesis Holdings, Inc. On October 17, 2000, the Company changed its name to FuelNation, Inc. On January 27, 2003, the Company effected a 150:1 reverse split of its common stock. At the same time, the Company amended its certificate of incorporation authorizing it to issue 105,000,000 shares of capital stock, of which 5,000,000 shares are classified as preferred stock, par value of $.01 per share, issuable in one or more series and 100,000,000 shares are classified as common stock, par value $.01.

All periods presented have been restated to reflect the 150:1 reverse split of common stock.

Description of Development Stage Activities - FuelNation, Inc. [the "Company" or "FuelNation"], a Florida corporation, located in Davie, Florida has been in the development stage since its reorganization on October 13, 2000. The Company plans to build travel centers, initially in the state of Florida, followed by additional locations in other key states. The Company is also engaged in the development of providing real-time e-commerce communications in the petroleum marketing energy services industry.

Reorganization - The financial statements give effect to the acquisition agreement [the "agreement"] of FuelNation, Inc. [formerly Regenesis Holdings, Inc. ["Regenesis"] with Triad Petroleum, LLC ["Triad"]. The closing date of the agreement was October 13, 2000, however, for accounting purposes the transaction is treated as being effective September 30, 2000. In connection with the agreement, Regenesis issued 626,667 shares of common stock and 33,333 shares of newly designated Series D preferred stock, convertible into 333,333 shares of common stock to the members of Triad. As a result of the agreement, the members of Triad will own approximately 96% of the outstanding common stock of Regenesis. For accounting purposes, the agreement is being recorded as a recapitalization with the members of Triad as the acquirers. The 626,667 shares of common stock and 33,333 shares of Series D preferred stock are shown as outstanding for all periods presented in the same manner as for a stock split. In November 2000, the 33,333 shares of Series D preferred stock were converted into 333,333 shares of common stock. The members of Triad relinquished their entire rights and ownership in the technology of the proprietary computer and software system [the "Technology"] in exchange for such shares. The financial statements of the Company reflect the results of operations of the development stage operations of the Technology acquired from Triad and Regenesis from October 13, 2000 through December 31, 2001. The financial statements prior to October 13, 2000 reflect the development stage operations of the Technology acquired from Triad. Pro forma information on this transaction is not presented as, at the date of this transaction, Regenesis is considered a public shell and accordingly, the transaction will not be considered a business combination. Concurrent with the transaction, Regenesis Holdings, Inc. changed its name to FuelNation, Inc. No adjustment of assets to "fair value" has been recorded.

[2] Summary of Significant Accounting Policies

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased. The Company had no cash equivalents as of December 31, 2002.

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

Office Furniture and Equipment                        5 Years
Computer Equipment                                    5 Years

During 2002 and 2001, depreciation expense was $50,136 and $46,552, respectively.

Deposits On Equipment - Deposits on equipment represent amounts paid, through the issuance of common stock, on equipment purchased. The Company entered into a stock repurchase agreement ["put option"] with the vendor [See Note 8]. The vendor has retained title to the equipment until the put option is satisfied. As of December 31, 2002, the fair value of the equipment exceeded the amount of deposits.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash with a high credit quality financial institution, and as a result feels its exposure to such credit risk is limited. At December 31, 2002, the Company had no amounts in the financial institution in excess of FDIC insurance limits.

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

Impairment - In August 2001, the Financial Accounting Standards Board ["FASB"] approved Statement of Financial Accounting Standards ["SFAS"] No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement requires that long-lived assets to be disposed of other than by sale be considered held and used until they are disposed of. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amounts or fair value less cost to sell and to cease depreciation [amortization]. SFAS No. 144 recommends a probability-weighted cash flow estimation approach in situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range of possible future cash flow amounts are estimated. Discontinued operations will no longer be measured on a net realizable basis, and future operating losses will no longer be recognized before they occur. Additionally, goodwill will be removed from the scope of SFAS No. 144. As a result, goodwill will no longer be required to be allocated to long-lived assets [unless they qualify as a reporting unit] to be tested for impairment. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted SFAS No. 144 on January 1, 2002.

During 2002, the primary objective of the Company became obtaining funding for the construction of a travel center, initially in the state of Florida, followed by additional centers in locations in other key states. The sale and installation of the Company's proprietary software system to the petroleum marketing and energy services industry, as well as the acquisition of targeted companies in this industry, while still an integral part of the Company's operational plan, is currently secondary to the travel centers. As a result, in 2002, the Company incurred a charge of $1,581,747 for a total impairment loss on the capitalized technology costs.

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

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #3
--------------------------------------------------------------------------------


[2] Summary of Significant Accounting Policies [Continued]

Capitalized Technology Costs [Continued] - Amortization of capitalized technology costs commences when the related products become available for general release to customers. Amortization is provided on a product by product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product.

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

Information related to capitalized technology costs applicable to continuing operations is as follows:

                                                        Years ended
                                                        December 31,
                                               -----------------------------
                                                  2002              2001
                                               -----------       -----------

Beginning of Year                              $ 1,581,747       $   559,107
Capitalized                                             --         1,022,640
Impairment Loss                                 (1,581,747)               --
                                               -----------       -----------

   Totals                                      $        --       $ 1,581,747
   ------                                      ===========       ===========

Advertising Expense - It is the Company's policy to expense advertising costs as incurred. Advertising expense amounted to $60,591 and $193,324 in 2002 and 2001, respectively.

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

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on per share amounts [i.e., increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The Company's options and warrants were not included in the computation of loss per share for 2002 and 2001 because to do so would have been antidilutive for these years. See Note 11 for a detail of options and warrants that could potentially dilute future earnings per share.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #4
--------------------------------------------------------------------------------


[2] Summary of Significant Accounting Policies [Continued]

Stock-Based Compensation - The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" [APB No. 25] with regard to the accounting for its employee stock options. Under APB No. 25, compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant. The Company applies the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to non-employee stock-based compensation and the pro forma disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 [See Note 15] to employee stock-based compensation.

Reclassification - Certain items in the comparative financial statements have been reclassified to conform to the current period's presentation.

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

[4] Related Party Transactions

The Company has borrowed monies from related parties to fund operations. In 2002 and 2001, the Company borrowed approximately $504,000 and $393,000, respectively from Fuel America LLC ["Fuel America"] and Fuel Nation Group, LLC ["FNG"], entities controlled by the former Chairman of the Board/Chief Executive Officer ["CEO"]. At December 31, 2002 and 2001, the balance owed to affiliates was $121,332 and $219,486, respectively. Currently, there are no interest or repayment terms for the debt and it is treated as if due on demand.

During 2002, the Company used proceeds from common stock issuances in the amount of approximately $180,000 to repay amounts borrowed from these affiliates. In July 2002, the Company granted options to purchase 80,000 shares of common stock valued at approximately $234,000 to these affiliates as repayment for amounts borrowed, these options were exercised in 2002. In December 2002, the Company issued 335,730 shares of common stock valued at approximately $201,000 to its former CEO to replace shares of common stock owned by him [through Fuel America] and pledged as collateral to secure three loans in the amounts of $330,000, $65,000 and $100,000 which proceeds were used on behalf of the Company through loans from the affiliates. The lenders defaulted against the collateral for non payment. The lender of the $330,000 loan has confirmed that the collateral of 133,333 shares of common stock has satisfied the obligation. No confirmation has been received from the other two lenders and the Company may be liable for the payment of additional funds or the issuance of additional shares of stock to satisfy those obligations.

In February and December 2002, the former CEO was granted and exercised options to purchase 8,352 and 66,667 shares of common stock at exercise prices of $1.50 and $.82 per share as consideration under the non-dilution clause in his employment contract [See Note 11 for compensation expense related to issuance of these options]. The proceeds of $12,528 and $54,667 were utilized to reduce the amounts due to affiliates

In May 2002, options to purchase 78,240 shares of common stock were granted and exercised by the former CEO at an exercise price of $1.50 per share as consideration for accrued compensation.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #5
--------------------------------------------------------------------------------


[4] Related Party Transactions [Continued]

In June 2002, the former CEO paid a nonrefundable fee related to the proposed bond issuance at that time to an investment banker of $90,000 on behalf of the Company. The amount is included in due to affiliates.

In December 2002, the current CEO was granted and exercised options to purchase 66,667 shares of common stock valued at $40,000 per his employment agreement.

In December 2002, the Company issued 156,667 shares of common stock to a director of the Company in exchange for the satisfaction of accrued liabilities in the amount of $94,000 assumed by the director.

In December 2002, the Company issued 23,333 shares of common stock valued at $21,000 to a director of the Company for consulting services.

In October 2001, the then CEO exercised options to purchase 95,868 shares of common stock at an exercise price of $1.50 per share [See Note 11 for compensation expense related to issuance of these options]. The proceeds of $143,802 were used to reduce the amount due to Fuel America. Also, in 2001, a Company loan payable of $30,000 was settled by the then CEO issuing shares of Company common stock owned by him to the loanholder. The loan amount of $30,000 was offset against the amount due to Fuel America.

In 2001, the then CEO transferred 94,917 shares of common stock owned personally by him to several non-affiliated entities for consulting and professional services incurred by the Company. The Company recorded a non-cash charge to operations in 2001 of $4,052,875 for such services which represented the fair value of such stock when transferred. This amount was credited to additional paid-in capital. The then CEO has agreed to accept shares of common stock equal to the number of shares he transferred to pay the Company's expenses.

In 2001, the Company entered into two separate agreements for consulting services with an entity controlled by a director of the Company. Pursuant to such agreements this entity was paid approximately $221,000, was issued 6,667 shares of common stock and was granted options to purchase 10,000 shares of common stock at an exercise price of $1.50. The 10,000 options were exercised in 2001. The Company incurred a non-cash charge to operations of $3,585,000 related to the stock issuances and options granted.

In 2001, the Company shared office space with Triad, who together leased such facility from an entity controlled by a principal stockholder of the Company. The lease expired in the fourth quarter of 2001 and since then rent was on a month-to-month basis until March 2002 when the Company vacated these premises. Rent expense amounted to $38,974 and $6,413 in 2001 and 2000, respectively.

In 2001, the Company, through its former CEO, pledged shares of common stock to be issued for various consulting services. The Company recorded a non-cash charge to expense of $9,200,880 which was equal to the fair value of such shares at the time they were pledged. Such shares were not issued as of December 31, 2001 and the total amount of $9,200,880 was credited to additional paid-in capital.

[5] Notes Payable

In December 2002, the Company settled a civil action with a consultant [See Note 13]. The Company incurred a $25,000 promissory note payable in six months with interest at 8%.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #6
--------------------------------------------------------------------------------


[6] Convertible Debt

In October 2001, the Company borrowed approximately $36,000 from four (4) individuals and issued 9% convertible subordinated promissory notes [the "Notes"], which were due by September 30, 2002 and are convertible into 1,725 shares of the Company's common stock (a rate of one share of common stock for each $20.85 principal amount of notes). Additionally, the Company issued stock purchase warrants to the noteholders, which entitled the noteholders to purchase 3,449 shares of common stock at an exercise price of approximately $22.50 per share. The warrants were issued at twice the conversion rate of the common stock (two warrants for each $20.85 principal amount of notes). The notes were recorded net of a discount of approximately $30,000 which represents the fair value assigned to the warrants that were issued. The discount was amortized over the life of the debt. Amortization amounted to approximately $22,500 and $7,500 in 2002 and 2001, respectively, and is charged to interest expense. At December 31, 2002, such notes are in default. One of the note holders filed a civil action in July 2002 and subsequently received a final default judgment, which included the principal balance and related charges in the amount of $18,547, in the state of New Jersey.

[7] Payroll and Taxes Payable

The Company has primarily funded its payroll costs through borrowing from related parties [See Note 4]. Payroll taxes have become delinquent since the second quarter of 2001. These liabilities which include penalties and interest through December 31, 2002 amount to approximately $557,505. Penalties [to the maximum limits] and interest will accrue on such payroll tax liabilities, as well as additional payroll tax liabilities incurred subsequent to December 31, 2002, until paid.

[8] Common Stock Subject to Repurchase

In June 2001, the Company issued 30,000 shares of the Company's common stock as consideration for equipment deposits and consulting services valued at $1,442,500. Additionally, in April 2001, the CEO transferred 17,917 shares of Company common stock owned by him valued at $1,209,375 to the same entity. In December 2001, the Company entered into an agreement ["Put Option"] to repurchase all such stock at a price of $97.50 per share [an aggregate of $4,671,875] at the option of the holders. The Company does not expect the Put Option to be exercised in the near term and has valued them at the fair market value of the common stock when issued [$2,651,875]. The CEO has agreed to accept shares of common stock equal to the number of common shares he transferred to pay the Company's expenses.

In December 2001, the Company entered into an agreement ["Put Agreement"] to repurchase 3,790 and 5,401 shares of Company common stock from two separate groups of individuals at a price of $97.50 per share [an aggregate of $896,098] at the option of the holders. Such individuals had purchased their stock through the Company's Regulation D offering in December 2000 at the same price of $97.50 as the Put Agreement. The amount of $896,098 is classified as common stock subject to repurchase.

[9] Stockholders' Equity

Capital Stock - On January 27, 2003, the Company affected a 150:1 reverse split of its common stock. At the same time, the Company amended its certificate of incorporation authorizing it to issue 105,000,000 shares of capital stock, of which 5,000,000 shares are classified as preferred stock, par value of $.01 per share, issuable in one or more series and 100,000,000 shares are classified as common stock, par value $.01. All periods presented have been restated to reflect the 150:1 reverse split of common stock.

In December 2002, 156,667 shares of common stock were issued to a member of the Board of Directors in repayment of liabilities of $94,000 assumed personally by the director.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #7
--------------------------------------------------------------------------------


[9] Stockholders' Equity [Continued]

During 2002, 65,555 shares of common stock were issued to various individuals for consulting and printing services, which resulted in a non-cash charge to operations of $307,000, and 23,333 shares of common stock were issued to a member of the Board of Directors for consulting services which resulted in a non-cash charge to operations of $21,000.

During 2002, the Company issued 335,730 shares of common stock to the former CEO of the Company in replacement of shares pledged by the then CEO as collateral for third party loans to an affiliated entity. These funds were advanced to the Company by the affiliated entity. The Company was unable to repay the advance causing the affiliate to default and the collateralized shares to be surrendered. The stock was valued at $201,438, which was offset against the amount due to affiliates.

In December 2000 and January 2001, the Company completed a private placement pursuant to Rule 506, Regulation D under the Securities Act of 1933, as amended, of 34,775 shares of common stock (34,621 shares in 2000 and 154 shares in 2001) at $97.50 per share. The Company received net proceeds of approximately $3,160,000 ($3,145,000 in 2000 and $15,000 in 2001).

In March 2001, the Company sold 677 shares of common stock at $150.00 per share pursuant to an additional Regulation D offering.

During 2001, 22,000 shares of common stock were issued to various individuals for consulting services, which resulted in a non-cash charge to operations of $2,743,500, and 2,637 shares of common stock were issued for the payment of approximately $277,000 of debt.

During 2001, options to purchase 96,868 shares of common stock were exercised at $1.50 per share by an officer of the Company (95,868) and a former officer of the Company (1,000).

Additionally in 2001, a consultant exercised options to purchase 10,000 shares of common stock at $1.50 per share.

See Notes 6, 8, 11 and 13 for additional equity transactions.

[10] Income Taxes

An analysis of the components of income taxes is as follows:

                                                 Years ended
                                                 December 31,
                                        ------------------------------
                                            2002              2001
                                        ------------      ------------
Current:
   Federal                              $         --      $         --
   State                                          --                --
                                        ------------      ------------

   Totals                                         --                --
                                        ------------      ------------

Deferred:
   Federal                                        --                --
   State                                          --                --
                                        ------------      ------------

   Totals                                         --                --
                                        ------------      ------------

   Totals                               $         --      $         --
   ------                               ============      ============

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #8
--------------------------------------------------------------------------------


[10] Income Taxes [Continued]

Income taxes for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                            Years ended
                                                            December 31,
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------

Computed Federal Statutory Tax Benefit               $ 1,505,000    $ 9,687,000
Permanent Difference - Non-Deductible Expense           (269,000)    (6,785,000)
Valuation of Temporary Differences                    (1,236,000)    (2,902,000)
                                                     -----------    -----------

Actual                                               $        --    $        --
------                                               ===========    ===========

The components of the net deferred tax asset and liability are as follows:

                                                            Years ended
                                                            December 31,
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------

Deferred Tax Assets - Current:
   Vacation Accrual                                  $    34,000    $    15,000
   Valuation Allowance                                   (34,000)       (15,000)
                                                     -----------    -----------

   Current Deferred Tax Asset                        $        --    $        --
   --------------------------                        ===========    ===========

Deferred Tax Asset - Long-Term:
   Net Operating Loss Carryforward                   $ 2,309,000    $ 1,135,000
   Stock Options                                       2,208,000      2,165,000
   Valuation Allowance                                (4,517,000)    (3,300,000)
                                                     -----------    -----------

Long-Term Deferred Tax Asset                         $        --    $        --
----------------------------                         ===========    ===========

Total valuation allowance increased by $1,236,000 and $2,905,000 in 2002 and 2001, respectively.

At December 31, 2002, the Company had approximately $6,786,000 of federal net operating tax loss carryforwards expiring at various dates through 2022. The Tax Reform Act of 1986 enacted a complex set of rules which limit a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result, the Company's utilization of its net operating loss carryforwards could be significantly limited.

[11] Stock Options and Warrants

Effective April 18, 2002 [amended December 2, 2002], the Company adopted the 2002 stock option plan [the "Plan"] which provides for the issuance of stock options to key employees and consultants of the Company. Initially, 180,000 shares of common stock were reserved under the Plan. In November 2002, an additional 480,000 shares were registered to be reserved under the Plan, however, due to a lack of authorized shares available only 233,332 shares were reserved under the Plan. The Plan, which provides for the issuance of both incentive stock options [employees] and non-qualified stock options [employees and consultants], will terminate on July 4, 2010, unless terminated earlier by the Board of Directors.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #9
--------------------------------------------------------------------------------


[11] Stock Options and Warrants [Continued]

The terms and conditions of each option granted are determined by a committee consisting of two or more directors, or if no such committee is designated by the Board of Directors, then by the Board of Directors as a whole, except for the pricing of incentive stock options, which is determined using guidelines established in the Internal Revenue Code.

During 2002, 353,054 options were granted under the Plan, of which 353,054 were exercised.

As of December 31, 2002, 60,278 options were available to grant under the Plan.

During 2002, the Company granted options to purchase 161,331 shares of Company common stock to various consultants at an exercise price ranging from $.41 to $3.00 per share. The Company incurred non-cash charge to operations of $410,562, the fair value at the date of grant.

In December 2002, the Company granted options to purchase 66,667 shares of Company common stock to the former CEO for consulting services at an exercise price of $.82 per share. The Company incurred a non-cash charge to operations of $38,251, the fair value at the date of grant, and the proceeds upon exercise reduced the amount due to affiliates by $54,667.

In February 2002, the Company granted options to purchase 8,352 shares of common stock at an exercise price of $1.50 to the then CEO pursuant to the terms of his employment contract. The Company incurred a non-cash charge to operations of $85,187, the fair value at the date of grant, and the proceeds upon exercise reduced the amount due to affiliates by $12,528.

In December 2002, the Company granted options to purchase 80,000 shares of common stock, which were exercised at a price of $1.50 per share, to an affiliated company as a partial repayment of the loan due to the affiliated entity. The fair value of the options plus the proceeds upon exercise approximated $234,000 which was the amount offset against the amount due to affiliate.

In May 2002, the Company granted options to purchase 111,722 shares of Company common stock to the five employees including the then CEO at an exercise price of $1.50 per share. The Company incurred a non-cash charge to operations of $370,374 and reduced accrued payroll by $167,582, the fair value at the date of grant totaling $537,956.

In December 2002, the Company granted options to purchase 66,667 shares of common stock to the new CEO and President, pursuant to the terms and conditions of his employment agreement. The Company incurred a non-cash charge to operations of $40,000, the fair value at the date of grant.

In April and October 2001, the Company granted options to purchase 109,538 shares of Company common stock to 8 employees at an exercise price of $1.50 per share. The Company incurred a non-cash charge to operations of $6,367,966, the fair value at date of grant, in connection with the issuance of such options. Also in February 2001, the Company issued options to purchase 10,000 shares of common stock at an exercise price of $1.50 per share to an outside party for consulting services. The Company incurred a non-cash charge to operations of $2,985,000, the fair value at date of grant, related to these options. During 2001, 96,868 employee and 10,000 non-employee options were exercised.

In August and October 2001, the Company issued 22,115 stock purchase warrants with exercise prices ranging from $22.50 to $375. Warrants to purchase 3,449 shares of common stock were issued in connection with convertible debt [See Note 6]. Warrants to purchase 16,667 and 2,000 shares of common stock were issued for consulting and financing costs and were valued at $599,796 and $92,956, respectively, the fair value at date of grant.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #10
--------------------------------------------------------------------------------


[11] Stock Options and Warrants [Continued]

A summary of the changes in outstanding common stock options and warrants is as follows:

                                                Stock Options                    Warrants
                                        ----------------------------    ---------------------------
                                                      Weighted-Average               Weighted-Average
                                           Shares      Exercise Price      Shares     Exercise Price
                                        ------------    ------------    ------------   ------------
Balance - December 31, 2000                       --    $         --           3,107   $     549.00
   Granted                                   119,538            1.50          22,115         175.50
   Exercised                                (106,868)           1.50              --             --
   Canceled                                       --              --              --             --
                                        ------------    ------------    ------------   ------------

Balance - December 31, 2001                   12,670            1.50          25,222         222.56
   Granted                                   494,739            1.51              --             --
   Exercised                                (494,739)          (1.51)             --             --
   Canceled                                       --              --              --             --
                                        ------------    ------------    ------------   ------------

Balance Outstanding and Exercisable -
   December 31, 2002                          12,670    $       1.50          25,222   $     222.56
                                        ============    ============    ============   ============

The options and warrants granted during 2002 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

                                                      Number       Weighted-Average Weighted-Average
                                                      Granted       Exercise Price     Fair Value
                                                    ------------     ------------     ------------
Options - Exercise Price is Less Than Stock Price        318,074     $       1.61     $       4.43
                                                    ============     ============     ============

Options - Exercise Price is Equal to Stock Price         176,665     $        .69     $        .69
                                                    ============     ============     ============

The options and warrants granted during 2001 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

                                                      Number       Weighted-Average Weighted-Average
                                                      Granted       Exercise Price     Fair Value
                                                    ------------     ------------     ------------
Options - Exercise Price is Less Than Stock Price        119,538     $       1.50     $      78.00
                                                    ============     ============     ============

Warrants - Exercise Price is Less Than Stock Price         5,448     $      22.50     $      52.50
                                                    ============     ============     ============

Warrants - Exercise Price Exceeds Stock Price             16,667     $     225.00     $      36.00
                                                    ============     ============     ============

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #11
--------------------------------------------------------------------------------


[11] Stock Options and Warrants [Continued]

The following table summarizes information about stock options at December 31, 2002:

                           Outstanding and Exercisable Stock Options         Outstanding and Exercisable Warrants
                        ---------------------------------------------- -----------------------------------------------
                                         Weighted-                                      Weighted-
                                          Average         Weighted-                      Average          Weighted-
     Range of                            Remaining         Average                      Remaining          Average
  Exercise Prices           Shares    Contractual Life  Exercise Price     Shares    Contractual Life   Exercise Price
-------------------     ------------  ----------------  -------------- ------------- ----------------   --------------
$  1.50 - $    1.50          12,670       5.41 Years    $      1.50               --                     $        --
$ 21.89 - $   23.51              --                     $        --            5,449       3.38 Years    $     22.48
$ 75.00 - $  225.00              --                     $        --           10,000       3.58 Years    $    150.00
$300.00 - $  375.00              --                     $        --            8,813       3.20 Years    $    346.64
$750.00 - $1,125.00              --                     $        --              960       2.17 Years    $    975.00
                        -----------                                    -------------

                             12,670                                           25,222
                        ===========                                    =============

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options issued to employees in accounting for its stock option plans. Total compensation costs recognized for stock based employee compensation awards was $495,561 and $6,367,966 for the years ended December 31, 2002 and 2001, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of stock options granted to employees used in determining pro forma amounts is estimated at $3.96 and $58.50 during 2002 and 2001, respectively.

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

                                                           December 31,
                                                     ----------------------
                                                       2002          2001
                                                     --------      --------

Risk-Free Interest Rate                                 3.00%          4.85%
Expected Life                                         1 Year     5.67 Years
Expected Volatility                                   204.05%        337.39%
Expected Dividends                                      None          None

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #12
--------------------------------------------------------------------------------


[11] Stock Options and Warrants [Continued]

The pro forma amounts are indicated below:

                                                                    Years ended
                                                                    December 31,
                                                           ----------------------------
                                                               2002            2001
                                                           ------------    ------------
Net Loss as Reported                                       $ (4,425,152)   $(28,497,242)
Stock-based Compensation Expense as Reported                    495,561       6,367,966
Stock-based Compensation Expense Under Fair Value Method       (603,991)     (6,478,225)
                                                           ------------    ------------

Pro Forma Net Loss                                         $ (4,533,582)   $(28,607,501)
Basic and Diluted Net Loss Per Share As Reported           $      (3.08)   $     (25.84)
Pro Forma Basic and Diluted Net Loss Per Share             $      (3.15)   $     (25.94)

[12] Commitments and Contingencies

Employment Contracts - The Company has employment contracts with several of its employees with various expiration dates through March 2004. One of the contracts is automatically renewed for two, two year periods. The agreements provide for annual salaries ranging from $90,000 to $130,000 per year. The aggregate commitment for future salary at December 31, 2002 was approximately $406,000. In accordance with these contracts, the employees were issued options to purchase 109,538 shares of the Company's common stock in 2001 [See Note 11].

On August 15, 2002, the former CEO and President [the "former CEO"] of the Company was arrested by the sheriff's office in Broward County, Florida on charges unrelated to the operations of the Company. The former CEO denies any wrongdoing and has assured the Company that he will vigorously defend himself against such charges. In November 2002, the former CEO agreed to relinquish his position until the allegations against him have been settled. He will continue to be a consultant of the Company during such period on the same economic terms set forth in his employment agreement, which includes among other things annual compensation of $240,000 through March 2004 and stock options with an 8% non-dilution clause, as defined in the agreement. The contract is automatically renewed for two, two year periods. The aggregate commitment for future compensation at December 31, 2002 was $300,000. The former CEO was issued options to purchase 75,019 shares of common stock in 2002 under this agreement.

Effective December 5, 2002, a new CEO and President was hired pursuant to a letter agreement executed on November 27, 2002. Per the terms of the agreement, compensation is the issuance of shares of Company common stock equal to 10% of the total outstanding shares of common stock with an additional 10% of the total outstanding common stock issuable upon the receipt of funding in excess of $1,000,000 or the completion of the bond funding [See Note 16].

As of December 31, 2002, 66,667 shares of common stock have been issued to the new CEO under his employment agreement. A balance of 166,425 shares remain to be issued.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #13
--------------------------------------------------------------------------------


[12] Commitments and Contingencies [Continued]

Operating Leases - The Company shared office space with Triad, who together leased such facility from an entity controlled by a principal stockholder of the Company. The lease expired in the fourth quarter of 2001 and since then rent was on a month-to-month basis until March 2002 when the Company vacated these premises. In March 2002, the Company moved its principal place of business from Boca Raton, Florida to Davie, Florida. The Company entered into a lease agreement through February 2004 with a base monthly rent of $990 in 2002. Commitments for future rent expense amount to $12,280 in 2003 and $2,060 in 2004.

The Company leases two facilities [one in Lexington, Kentucky and one in Manama, Bahrain] which house its data centers. Rent is on a month-to-month basis [$2,000
- Kentucky and $7,000 - Bahrain]. A director has guaranteed all of the obligations in Bahrain on behalf of the Company pursuant to a written corporate guarantee and stock repurchase agreement. The director was issued 156,667 shares of common stock in 2002 in exchange for the satisfaction of $94,000 of accrued liabilities assumed by him on behalf of the Company.

Rent expense amounted to $117,900 and $146,974 in 2002 and 2001, respectively.

Other - The Company has entered into several consulting and financial agreements for which it issued stock or granted options or warrants as non-refundable retainers. Primarily, these agreements have no future commitments unless some event, such as a financing, occurs.

See Notes 13 and 16.

[13] Litigation

In the second quarter of 2002, a vendor received a final default judgment in the amount of $104,700 plus interest against the Company. The Company plans to negotiate a payment plan for the amount owed, which is included in accounts payable at December 31, 2002.

On July 25, 2002, the Company was served with a civil action from one of the four individual convertible note holders in the principal amount of $11,541 plus related costs. The note holder claimed the Company was in default on the note and demanded payment. The note was due on September 30, 2002 and has not been paid. Subsequently, the note holder received a final default judgment in the state of New Jersey.

On July 30, 2002, the Company was served with a civil suit from a consultant claiming the Company owed them $140,000 worth of Company common stock. The Company settled this case with the issuance of 46,666 shares of common stock, of which 23,333 were issued in the first quarter of 2003, and an unsecured promissory note in the amount of $25,000 with 8% interest as of December 31, 2002. The fair value of stock issued of approximately $46,500 (including the amount accrued for the 2003 issuance) was charged to expense in 2002. The effective date of the prior consulting contract dated March 20, 2002 was modified to use December 12, 2002 as a start date with a term of six months.

In the normal course of business, the Company is exposed to a number of other asserted and unasserted potential claims. Management, after review and consultation with counsel, believes it has meritorious defenses and considers that any liabilities from these matters would not materially affect the financial position, liquidity or results of operations of the Company.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #14
--------------------------------------------------------------------------------


[14] Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. In assessing the fair value of its cash and cash equivalents, and accounts payables, accrued expenses and short-term debt, management concluded that the carrying amount of these financial instruments approximates fair value because of their short maturities.

[15] Recently Issued Accounting Standards

On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement No 145, Rescission of FASB Statement No. 4, 44, and 64,Amendment of FASB Statement No. 13, and Technical Corrections. Statement 145rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. This Statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances they may change accounting practice.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company expects to adopt SFAS 146, effective January 1, 2003. In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS 147"). SFAS 147 provides guidance on the accounting for the acquisition of a financial institution. SFAS 147 applies to all financial institution acquisitions except those between two or more mutual enterprises.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal periods beginning after December 15, 2002. Effective December 31, 2002, the Company adopted the disclosure requirements of SFAS 148.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003.

With the exception of FIN 46, which may have an impact on future financial statements, the Company expects that the adoption of the new Statements will not have a significant impact on its financial statements.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #15
--------------------------------------------------------------------------------


[16] Subsequent Events

In January 2003, the Company, through a distribution and contribution agreement with a director established a special purpose corporation [the "SPC"] for the construction of the travel center project. The provisions of the agreement become effective upon the successful funding of the taxable revenue note and written approval from the lender. Currently the SPC is 100% owned by the director. As part of the funding commitment for the $100 million secured taxable revenue notes the lender requires a 20% equity participation in the travel center project. In April 2003, the SPC received a funding commitment for the issuance of the secured taxable revenue notes.

The SPC has paid an application fee of $100,000, commitment fee, legal fees and financial consulting fees of $270,000 and a loan fee of 4% or $4 million in the form of a letter of credit. The SPC is also responsible to pay additional legal fees of $50,000 upon signing loan documents of the lender and financial advisory fees at closing.

To obtain the letter of credit, the Company entered into an arrangement with an individual to pledge real estate properties owned by him as collateral for the letter of credit. The Company will pay this individual a $1 million fee upon the drawing of the letter of credit, which may only occur upon the funding of the $100 million bond. Any funds drawn down under the letter of credit will be repaid in 4 equal installments as draws under the construction loan.

There is no assurance that the letter of credit will be obtained, that the bond funding will be completed, that the Company will realize sufficient proceeds to complete the Travel Center or that the Company will generate sufficient cash from operations to repay these obligations.

On April 22, 2003, the Company's independent auditors received a request from the southeast regional office of the Securities and Exchange Commission seeking the production of documents in connection with an informal investigation. The Company cannot predict when this investigation will be completed, nor can it predict what the results of this investigation may be. It is possible that the Company will be required to pay fines, consent to injunctions on future conduct, or suffer other penalties, each of which could have a material adverse effect on its business. The Company cannot assure you that the effects and result of this investigation will not be material and adverse to its business, financial condition and liquidity.

In April 2003 the former CEO and board members made arrangements to have a standby letter of credit issued by a bank in the amount of $500,000 to secure a loan in the amount of $320,000 with 5% interest and to guarantee performance and payment of a consulting agreement in the amount of $150,000, both obligations are due in 6 months. The loans have been secured by stock owned by the affiliates and guarantees by the affiliates. The Company is fully responsible to the affiliates for repayment of the obligations. The Company is currently negotiating to issue an additional standby letter of credit for another $500,000 to secure additional loans to assist the company in completing the secured taxable note offering.


                                  * * * * * * *

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS


None

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names, positions with our Company and ages of our executive officers and directors as of December 31, 2002. Our directors will be elected at our annual meeting of stockholders. One half of the total number of directors is elected at each annual meeting, and, therefore, each director serves for two years or until his successor is elected and qualifies. The Board elects officers and their terms of office are, excepting to the extent governed by employment contract, at the discretion of the Board.

The directors and officers of our Company as of the date of this Report are as follows:



                Name                    Age          Position
       -------------------------        ---   ------------------------

       Charles Brodzki                  49    Chief Executive Officer,
                                               President & Director
       Shaikh Isa Mohammed
           Isa AlKhalifa                64    Director

       William C. Schlecht              38    Secretary, Director


Charles Brodzki was appointed President and CEO of the Company in December 2002. Since 1979 he has served as partner/owner of various law firms in South Florida. Currently he is a solo practitioner in Montana. He graduated from the Wharton School of the University of Pennsylvania in 1976 with B.S. Economics (majored in accounting) and University of Miami School of Law in 1979 with J.D. He served as adjunct instructor of Business law at Florida Atlantic University(1982-88) and has been a member of Florida Bar since 1979. He is a former officer/director of various public companies and consultant to various public companies.

Shaikh Isa Mohammed Isa AlKhalifa has served as a director of our company since November 2000. In addition, he is a member of the ruling family of Bahrain. From 1988 to 1994, he served as the Bahrainian ambassador to Saudi Arabia. Since 1994 until the present, Shaikh Isa Mohammed Isa AlKhalifa has managed several companies engaged primarily in business management, financial services and management consulting. Shaikh Isa Mohammed Isa AlKhalifa's companies have operations in Bahrain and throughout the Middle East. He holds degrees in petroleum and chemical engineering.

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

Key Consultant

Christopher R. Salmonson was CEO, President and a member of our Board of Directors from October 2000 to November 2002 when he stepped aside due to his pending criminal prosecution. Since 1993, Mr. Salmonson has engaged in a multi-faceted career specializing in international business and finance, primarily operating out of: The Peoples Republic of China; Jakarta, Indonesia; Manila, Philippines; and the Middle East (including Manama, Bahrain and Riyadh, Saudi Arabia). Mr. Salmonson has experience in matters concerning trade and project finance, international negotiations, and Chinese and Indonesian currency conversion efforts. Since 1994, Mr. Salmonson has been employed as a financial advisor to the ruling family of Bahrain. Since 1997, Mr. Salmonson has served as a licensed mortgage broker with Circle Mortgage Corporation, one of the largest privately held mortgage banking companies in the State of Florida. As a result of being a named-defendant in a multi-party multi-jurisdiction international lawsuit commenced by the government of Venezuela and/or its representatives, Mr. Salmonson filed for protection under the United States Bankruptcy Code, in the Bankruptcy Court for the Southern District of Florida (Broward), [Index No. 96-20435] on or about February 1, 1996. No judgment was ever obtained against Mr. Salmonson in such actions and the lawsuit was ultimately discontinued. However, Mr. Salmonson filed for bankruptcy protection in order to mitigate the enormous legal expenses that he was incurring and was projected to incur as the various litigations continued through extensive deposition and discovery. On May 26, 1998, Mr. Salmonson received a full discharge from Federal bankruptcy court. He devotes substantially all of his business time to our company.

On August 15, 2002 the then CEO and President of the Company, Chris Salmonson, was arrested by the Sheriff's Office in Broward County, Florida and was held on charges of grand theft relating to a real estate transaction, that failed, with a church. It is alleged that he received $1,670,000 from the Church in exchange for real property that was never conveyed to the Church. The CEO and President denies that he has committed any offense or violation of law and has assured the Company that he will vigorously defend himself against the charges made against him. Mr. Salmonson has retained counsel with respect to these matters, and counsel is working toward his defense.

Mr. Salmonson stepped down from his management role as CEO and President until the allegations against him are settled. The board of directors has reviewed key people to assist with the management and funding responsibilities and agreed in principal to a successor CEO and President subject to a formal agreement being signed with the successor CEO and President and the appropriate actions being adopted by the Company. Chris Salmonson has agreed to stay on as a consultant and guide the Company through on the funding of the secured taxable revenue notes.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows, for the years ended December 31, 2002, 2001 and 2000, the cash and other compensation paid by us to our Chief Executive Officer and to each of the executive officers of our Company who had annual compensation in excess of $100,000.

                                Annual Compensation                               Long-Term Compensation
                          ------------------------------                     --------------------------------
                                                             Other           Restricted          Securities
Name and                                                     Annual          Stock               Underlying
Principal Position         Year     Salary         Bonus     Compensation    Awards              Options/SARs
                                      ($)                                       ($)                  (#)
----------------------    ------   ------------   -------    ------------    ----------          ------------
Chris Salmonson(1)         2002     240,000 (3)    -                                               8,352 (4)(6)
Chairman and Chief         2001     240,000        -                                              95,868 (5)
Executive Officer

Charles Brodzki(2)         2002     -              -          -                -                  66,667 (7)
Chief Executive Officer

(1)  Mr. Salmonson resigned in December 2002.

(2)  Mr. Brodzki was appointed in December 2002.

(3) As of December 31, 2002, $166,152 of his salary due Mr. Salmonson has been accrued.

(4) In February 2002 Mr Salmonson was granted options to purchase 8,352 shares of our common stock pursuant to the terms of his Employment Agreement. This option was exercisable at a price of $1.50 per share. He exercised these options in February 2002.

(5) In April 2001, Mr. Salmonson was granted options to purchase 95,868 shares of our common stock pursuant to the terms of his Employment Agreement. This option was exercisable at a price of $1.50 per share. He exercised these options in September 2001.

(6) This number does not include an option to purchase 66,667 shares of our common stock granted to Mr. Salmonson pursuant to his consulting agreement. These options were exercised in fourth quarter 2002.

(7) In December 2002, Mr. Brodski was granted options to purchase 66,667 shares of our common stock pursuant to the terms of his Employment Agreement. This option was exercisable at a price of $.60 per share. He exercised these options in December 2002.

                                         OPTION/SAR GRANTS IN LAST FISCAL YEAR
----------------------------------------------------------------------------------------------------------------------
Name                      Number of Securities   Percent of              Exercise Or Base       Expiration Date
                          Underlying             Total Options/          Price
                          Options/SARs           SARs Granted To         ($/Sh)
                          Granted (#)            Employees In Fiscal
                                                 Year
----------------------------------------------------------------------------------------------------------------------
Chris Salmonson             8,352                 4.5%                   $1.50                  2/28/07
----------------------------------------------------------------------------------------------------------------------
Charles Brodzki            66,667                35.9                    $ .60                 12/5/07
----------------------------------------------------------------------------------------------------------------------

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

----------------------------------------------------------------------------------------------------------------------
Name                      Shares                 Value                   Number Of              Value Of
                          Acquired On            Realized                Securities             Unexercised
                          Exercise (#)           ($)                     Underlying             In-The-Money
                                                                         Unexercised            Options/SARs
                                                                         Options/SARs           At FY-End ($)
                                                                         At FY-End (#)          Exercisable/
                                                                         Exercisable/           Unexercisable
                                                                         Unexercisable
----------------------------------------------------------------------------------------------------------------------
Chris Salmonson             8,352                $85,187                 0/0                    0/0
----------------------------------------------------------------------------------------------------------------------
Charles Brodzki            66,667                $40,000                 0/0                    0/0
----------------------------------------------------------------------------------------------------------------------

                                     EQUITY COMPENSATION PLAN INFORMATION
-------------------------------------------------------------------------------------------------------------
                                                                                       Number of securities
                                                                                             remaining
                                                     Number of                             available for
                                                   securities to                          future issuance
                                                     be issued          Weighted-          under equity
                                                        upon        average exercise       compensation
                                                    exercise of         price of               plans
                                                    outstanding        outstanding          (excluding
                                                      options,          options,            securities
                                                      warrants          warrants           reflected in
                                                     and rights        and rights           column (a))
                                                        (a)                (b)                  (c)
-------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by                  12,670            $1.50                 60,278
  security holders...........................
-------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved                      0                0                      0
  security holders...........................
-------------------------------------------------------------------------------------------------------------
                Total........................          12,670            $1.50                 60,278

-------------------------------------------------------------------------------------------------------------

Employment Agreements

In April 2001, we entered into employment agreements with Chris Salmonson, and James L. Wilson, our former CFO and on February 10, 2001, we entered into employment agreements with Daniel Willmott, John T. Leta, Kevin A. White and Michael D. Freudenberg. Mr. Wilmott, Mr. Leta, Mr. White and Mr. Freudenberg were computer engineers employed to develop and maintain our technology, information systems and website. The employment agreements all provide for annual salaries ranging from $90,000/year to $130,000/year and also provide for three-year terms, with three of the agreements commencing retroactive to October or November of 2000.

The employment agreement with our former Chairman, Chief Executive Officer and President, Chris Salmonson provides for an annual base salary of $240,000, and stock options equal to 8% of the total amount of issued and outstanding stock. As of December 31, 2002,, $166,152 of the salary due Mr. Salmonson has been accrued.

In October 2001, we entered into a two year employemt agreement with Trevor Klein as Director of Finance. The employment agreement provides for annual salary of$125,000 the first year and $130,000 the second year. Mr. Klein resigned in October 2002.

In November 2002, Mr. Salmonson agreed to relinquish his positions until the allegations against him have been settled. He will continue to be a consultant for FuelNation during such period on the same economic terms set forth in his employment agreement.

Effective December 5, 2002 Charles Brodzki became CEO and President pursuant to a letter agreement executed on November 27, 2002. Mr. Brodzki's compensation will be shares of common stock equal to 10% of the outstanding common stock and an additional 10% of the outstanding common stock upon the receipt of funding in excess of $1,000,000 or of completion of the note funding.

2002 Stock Option Plan

         The purpose of the 2002 Plan is to advance FuelNation's interests by providing an additional incentive to attract and retain qualified and competent persons as employees and consultants, upon whose efforts and judgment our success is largely dependent, through the encouragement of stock ownership by these persons.

         The 2002 Plan was effective as of April 18, 2002 and amended on December 2, 2002, and unless sooner terminated by our board of directors in accordance with the terms of the 2002 Plan, will terminate on July 4, 2010. Employees of FuelNation and its subsidiaries, who are selected by the stock option committee of the committee, or if there is no Stock Option committee by the board of directors, may participate in the 2002 Plan; however, no incentive stock option, as defined in Section 422 of the Internal Revenue Code of 1986 (the "Code" or "Internal Revenue Code") will be granted to a consultant who is not also our employee.

         The 2002 Plan provides for the issuance of incentive stock options ("Incentive Stock Options") and nonqualified Stock Options ("Nonqualified Stock Options"). An Incentive Stock Option is an option to purchase common stock that meets the definition of "incentive stock option" set forth in Section 422 of the Code. A Nonqualified Stock Option is an option to purchase common stock that meets certain requirements in the Plan but does not meet the definition of an "incentive stock option" set forth in Section 422 of the Code. Nonqualified Stock Options and Incentive Stock Options are sometimes referred to herein as "Options."

         180,000 shares of common stock were originally reserved under the 2002 Plan and options for all of the shares have been granted and shares issued pursuant to Options. In November 2002, an additional 480,000 shares (as adjusted for the reverse split) were authorized, and only 233,334 were reserved under thePlan due to the availability of authorized shares until the reverse split was completed. If any Option granted pursuant to the 2002 Plan terminates, expires, or is canceled or surrendered, in whole or in part, shares subject to the unexercised portion may again be issued pursuant to the exercise of Options granted under the 2002 Plan. The shares acquired upon exercise of Options granted under the 2002 Plan will be authorized and unissued shares of common stock.

         The 2002 Plan is administered by a committee of two or more directors (the "Committee") or, if a Committee is not designated by the Board of Directors, by the Board of Directors as a whole. The Committee has the right to determine, among other things, the persons to whom Options are granted, the number of shares of common stock subject to Options, the exercise price of Options and the term thereof.

         All of our employees, including officers and directors and consultants, are eligible to receive grants under the 2002 Plan; however, no Incentive Stock Options may be granted to a consultant who is not also an employee of FuelNation or any of our subsidiaries. Upon receiving grants of Options, each holder of the Options (the "Optionee") will enter into an option agreement with that contains the terms and conditions deemed necessary by the Committee.

Terms and Conditions of Options

      Option Price

         For any Option granted under the 2002 Plan, the option price per share of common stock may be any price not less than par value per share as determined by the Committee; however, the option price per share of any Incentive Equity Incentive may not be less than the fair market value of the common stock on the date such Incentive Equity Incentive is granted. Under the 2002 Plan, the "fair market value" is the closing price of shares on the business day immediately preceding the date of grant; however, if the shares are not publicly traded, then the fair market value will be as the Committee will in its sole and absolute discretion determine in a fair and uniform manner.

      Exercise of Options

         Each Option is exercisable in such amounts, at such intervals and upon such terms as the Committee may determine. In no event may an Option be exercisable after ten years from the date of grant. If (i) FuelNation will sell all or substantially all of its assets to an unaffiliated entity, (ii) FuelNation consummates a merger, consolidation, share exchange or reorganization with another corporation or other entity and, as a result of such merger, consolidation, share exchange or reorganization, less than a majority of the combined voting power of the outstanding securities of the surviving entity immediately after such transaction is held in the aggregate by the holders of securities of FuelNation that were entitled to vote generally in the election of directors of FuelNation ("Voting Stock") immediately before such transaction, or
(iii) when the common stock is publicly traded pursuant to a tender offer or exchange offer for securities of FuelNation, or in any other manner, any person or group within the meaning of the Securities Exchange Act of 1934, acquires beneficial ownership of more than 50% of the Voting Stock (the surviving corporation or purchaser described in this paragraph, the "Purchaser", and any such event described in this paragraph, a "Change of Control"), then FuelNation will negotiate in good faith to reach an agreement with the Purchaser that the Purchaser will either assume the obligations of FuelNation under the outstanding Options or convert the outstanding Options into options of at least quality value as to capital stock of the Purchaser; but if such an agreement is not reached, then the Options will become fully vested and exercisable and FuelNation will provide written notice to each Optionee, that his Option has become fully vested and exercisable, whether or not such Option will then be exercisable under the terms of his Option Agreement. To the extent that the Optionees exercise the Options before or on the effective date of the Change of Control, FuelNation will issue all Common Stock purchased by exercise of those Options, and those shares of Common Stock will be treated as issued and outstanding for purposes of the Change of Control. Upon a Change of Control, where the outstanding Options are not assumed by the surviving corporation or the acquiring corporation, the Plan will terminate, and any unexercised Options outstanding under the Plan at that date will terminate.


         Unless further limited by the Committee in any Option, shares of common stock purchased upon the exercise of Options must be paid for in cash, by certified or official bank check, by money order, with already owned shares of common stock, or a combination of the above. The Committee, in its sole discretion, may accept a personal check in full or partial payment.

Outstanding Options

         As of May 15, 2003, Options for336,739 shares had been granted pursuant to the 2002 Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


The table below lists the beneficial ownership of our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by all our directors and officers. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.


--------------------------------------------------------------------------------
Name and Address                          Number of Shares    Percent of Class
--------------------------------------------------------------------------------
Chris Salmonson                             634,727 (1)(2)         27.6%
4121 SW 47th Ave
Davie, Florida 33314

--------------------------------------------------------------------------------
Robert Simmons                              433,334 (3)            18.9%
222 N. Ocean Blvd
Delray Beach, Florida 33483

--------------------------------------------------------------------------------
Shaikh Isa  Mohammed Isa AlKhalifa          156,667                 6.8%
P.O Box 20257
Manama, Bahrain

--------------------------------------------------------------------------------
Charles Brodzki                             233,092                10.2%
1325 North 7th Avenue
Bozeman, Montana 59715

--------------------------------------------------------------------------------
William Schlecht                            658,061 (4)            28.7
24 NE Middlefield road
Portland, OR 97211

--------------------------------------------------------------------------------
All officers and directors as a group     1,047,820                45.7%
(3 persons)
--------------------------------------------------------------------------------

* Less than 1%

(1) Includes 409,200 shares owned by Fuel America LLC, of which Mr. Salmonson and his wife are sole principals.

(2) Mr. Salmonson has granted a voting proxy to Mr. Schlecht on all of the shares owned by himself and Fuel America LLC until such time as the criminal allegations against him have been resolved.

(3) 433,333 shares held in the name of Rapture Holdings, Inc., of which Mr. Simmons is principal and sole shareholder.

(4) Mr. Schlecht owns 23,334 shares and has voting rights over 634,727 shares beneficially owned by Chris Salmonson.

(5) Mr. Brodzki has only been issued 66,667 shares in December 2002 of the 233,092 required by the Company under his employment agreement.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has borrowed monies from related parties to fund operations. In 2002 and 2001, the Company borrowed approximately $504,000 and $393,000, respectively from Fuel America LLC ["Fuel America"] and Fuel Nation Group, LLC ["FNG"], entities controlled by the former Chairman of the Board/Chief Executive Officer ["CEO"]. At December 31, 2002 and 2001, the balance owed to affiliates was $121,332 and $219,486, respectively. Currently, there are no interest or repayment terms for the debt and it is treated as if due on demand.

During 2002, the Company used proceeds from common stock issuances in the amount of approximately $180,000 to repay amounts borrowed from these affiliates. In July 2002, the Company granted options to purchase 80,000 shares of common stock valued at approximately $234,000 to these affiliates as repayment for amounts borrowed such options were exercised in 2002.

In February and December 2002, the former CEO was granted and exercised options to purchase 8,352 and 66,667 shares of common stock at exercise prices of $1.50 and $.82 per share as consideration under the non-dilution clause in his employment contract [See Note 11 for compensation expense related to issuance of these options]. The proceeds of $12,528 and $54,667 were utilized to reduce the amounts due to affiliates

In May 2002, options to purchase 78,240 shares of common stock were granted and exercised by the former CEO at an exercise price of $1.50 per share as consideration for accrued compensation. In June 2002, the former CEO paid a nonrefundable fee related to the proposed bond issuance at that time to an investment banker of $90,000 on behalf of the Company. The amount is included in due to affiliates.

In December 2002, the current CEO was granted and exercised options to purchase 66,667 shares of common stock valued at $40,000 per his employment agreement.

In December 2002, the Company issued 156,667 shares of common stock to a director of the Company in exchange for the satisfaction of accrued liabilities in the amount of $94,000 assumed by the director.

In December 2002, the Company issued 23,333 shares of common stock valued at $21,000 to a director of the Company for consulting services.

In October 2001, the then CEO exercised options to purchase 95,868 shares of common stock at an exercise price of $1.50 per share [See Note 11 for compensation expense related to issuance of these options]. The proceeds of $143,802 were used to reduce the amount due to Fuel America. Also, in 2001, a Company loan payable of $30,000 was settled by the then CEO issuing shares of Company common stock owned by him to the loanholder. The loan amount of $30,000 was offset against the amount due to Fuel America.

In 2001, the then CEO transferred 94,917 shares of common stock owned personally by him to several non-affiliated entities for consulting and professional services incurred by the Company. The Company recorded a non-cash charge to operations in 2001 of $4,052,875 for such services which represented the fair value of such stock when transferred. This amount was credited to additional paid-in capital. The then CEO has agreed to accept shares of common stock equal to the number of shares he transferred to pay the Company's expenses.

In 2001, the Company entered into two separate agreements for consulting services with an entity controlled by a director of the Company. Pursuant to such agreements this entity was paid approximately $221,000, was issued 6,667 shares of common stock and was granted options to purchase 10,000 shares of common stock at an exercise price of $1.50. The 10,000 options were exercised in 2001. The Company incurred a non-cash charge to operations of $3,585,000 related to the stock issuances and options granted.

In 2001, the Company shared office space with Triad, who together leased such facility from an entity controlled by a principal stockholder of the Company. The lease expired in the fourth quarter of 2001 and since then rent was on a month-to-month basis until March 2002 when the Company vacated these premises. Rent expense amounted to $38,974 and $6,413 in 2001 and 2000, respectively.

In 2001, the Company, through its former CEO, pledged shares of common stock to be issued for various consulting services. The Company recorded a non-cash charge to expense of $9,200,880 which was equal to the fair value of such shares at the time they were pledged. Such shares were not issued as of December 31, 2001 and the total amount of $9,200,880 was credited to additional paid-in capital.

Three demand notes came due in the months of August and September and the company was unable to extend the term on the notes or make payment on the notes. Restricted common shares owned and pledged by an affiliate Fuel America secured the collateral for these demand notes. Loans were advanced to Fuel America, using restricted common shares of FuelNation Inc as collateral. The funds were advanced to FuelNation from the affiliate and treated as a demand note. These amounts are included in due to affiliates in the accompanying financial statements.

During the month of August 2002 the company was required to pay $330,000 on a demand note resulting from a 12-month loan advanced by a group of shareholders of FuelNation Inc. that matured on April 19, 2002. This note was extended until August 2002 while waiting for the note funding to be completed. Since the delay of the note funding the lender group has defaulted against the collateral of 133,333 restricted common shares of FuelNation stock pledged by an affiliate Fuel America. As of December 31, 2002 the Company has replaced these shares to the affiliate. The collateral has a restrictive legend and is subject to all rules as may be imposed by Rule 144 of the Securities Act of 1933, as amended. The company has received confirmation and written verification from the lender that the total proceeds they received on the securities satisfied the obligation.

During the month of September 2002, the company was required to pay $65,000 on a 60-day demand note and resulted in the lender, Richard Gladstone, defaulting against the collateral of 26,680 restricted common shares of FuelNation stock pledged by an affiliate Fuel America. As of December 31, 2002 the Company has replaced these shares to the affiliate. The collateral has a restrictive legend and is subject to all rules as may be imposed by Rule 144 of the Securities Act of 1933, as amended. The company is waiting for confirmation and written verification from the lender of the total proceeds they received on the securities to satisfy the obligation and to see if any additional funds are owed.

During September 2002 the company was required to pay $100,000 on a 60-day demand note, and resulted in the lender, defaulting against the collateral of 175,717 restricted common shares of FuelNation stock pledged by an affiliate Fuel America. As of December 31, 2002 the Company has replaced these shares to the affiliate. The collateral has a restrictive legend and is subject to all rules as may be imposed by Rule 144 of the Securities Act of 1933, as amended. The company is waiting for confirmation and written verification from the lender of the total proceeds they received on the securities to satisfy the obligation and to see if any additional funds are owed.

In August, 2002, the board of Directors pursuant to the purchase contract dated September 14, 2000 between Triad Petroleum, Inc. and Regenesis Holdings, Inc. exercised our rights in the purchase contract article 6, item 6.7, (resignation of directors and officers) to demand the resignation of Edwin Ruh, Jr. as a director. The current active board of directors consist of three individuals; Shaikh Isa Mohammed Isa Alkhalifa, William Schlecht and Chris Salmonson. On or about December 1, 2000, we retained Veritas Venture Labs, LLC to perform consulting services for us pursuant to a written consulting agreement. Based in Boston, Massachusetts, Veritas Ventures Lab, LLC is owned and/or controlled by Edwin Ruh, one of our former directors. Pursuant to two separate consulting agreements, Veritas was paid $221,000. In addition, its individual constituents were issued a total of 6,667 shares of our Common Stock and were granted an option to purchase 10,000 shares at $1.50 per share, which they exercised in 2001.

During September 2002, three of the four programmers have resigned from employment of the Company and have found alternative employment. The programmers have agreed to assist the Company on a consulting basis with the technology and support and have continued to provide their services for the Company. We have currently stopped providing any free or discounted services to clients for Beta testing and are awaiting the note funding to commence in order to implement our strategy. The current technologies is running seamlessly at the Echosat Communications location in Lexington, Kentucky and discussions for joint marketing or add on services to the satellite installations are being pursued.

The Company is in discussions with our debt holders and vendors to convert their indebtedness into common equity of the Company. It is the intention of the Company to negotiate most of the outstanding indebtedness into common equity of the Company and thereby relieving any burden of fund raising for operations or vendor supplies.

                                 FUELNATION INC.
                          (A Development Stage Company)
                               September 30, 2002
                                   (Unaudited)


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Index to Exhibits

2   Regenesis-Triad Share Sale and Contribution Agreement dated September 14,
2000(1)

3.1 Articles of Incorporation of International Pizza Corporation(2)

3.2 Bylaws of International Pizza Corporation(2)

3.3 Amendment to Articles Incorporation, setting forth Designations, rights and preferences of Series A Preferred Stock (2)

3.4 Amendment to Articles of Incorporation changing name to Regenesis Holdings, Inc.(2)

3.5 Amendment to Articles of Incorporation, increasing authorized capital and setting forth designations, rights and Preferences of Series B and Series C Preferred Stock(3)

3.6 Amendment to Articles of Incorporation, restating Designations, rights and preferences of Series C Preferred Stock (4)

3.7 Amendment to Articles of Incorporation (5)

3.8 Amendment to Articles of Incorporation (6)

3.9 Amendment to Articles of Incorporation (13)

10.0 Triad-FuelNation Assignment & Assumption Agreement dated October 13, 2000
(1)

10.1 Trial-Regenesis Assignment and Assumption of License Agreement with Licensor (1)

10.2 Employment Agreement with Christopher Salmonson (1)

10.3 Employment Agreement with James L. Wilson (1)

10.4 Consulting Agreement with EchoSat (7)

10.5 Consulting Agreement with Veritas Venture (7)

10.5 Employment Agreement with Paul Sapita (8)

10.6 Restated Employment Agreement with Chris Salmonson (8)

10.7 Agreement with Charles Brodzki (13)

10.8 Board resolution modifying Salmonson Employment Agreement

10.9 Contribution and Distribution Agreement dated January 23, 2003 among William Schlecht, FuelNation Travel Center LLC and FuelNation, Inc.

10.10 2002 Stock Option Plan (14)

99.1 Certifications

17.1 Letter of Resignation of James L. Wilson(12)

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

(9) Previously filed as an exhibit in the Company's Form 8-K dated January 19, 2001.

(10) Previously filed as an exhibit in the Company's Form 8-K/A1 dated April 25, 2001.

(11) Previously filed as an exhibit in the Company's Form 8-K/A1 dated February 7, 2002.

(12) Previously filed as an exhibit in the Company's Form 8-K dated December 12, 2001.

(13) Previously filed as an exhibit in the Company's Registration Statement on Form S-8 dated December 13, 2002

(14) Previously filed as an exhibit in the Company's Information Statement on
Schedule 14C.

(b) Reports on Form 8-K

We did not file any reports on Form 8-K during the three month period ended December 31, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May __, 2003.

                                 FUELNATION INC.
                                  (Registrant)

By: /s/ CHARLES BRODZKI
    -------------------------------------------
    Charles Brodzki, President,
      Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 20, 2003.


By: /s/ SHAIKH ISA MONAMMED ISA ALKHALIFA
    -------------------------------------------
    Shaikh Isa Mohammed Isa AlKhalifa, Director


By: /s/ WILLIAM C. SCHLECHT
    -------------------------------------------
    William C. Schlecht, Director


By: /s/ CHARLES BRODZKI
    -------------------------------------------
    Charles Brodzki, President, Chief Executive
      Officer and Director

                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
                  --------------------------------------------

         I, Charles Brodzki, the President of FuelNation, Inc., a Florida corporation (the "Registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-KSB for the fiscal year ended December 31, 2002, of the Registrant (the "Report").

         2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

         3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

         The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared.

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

                  c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant" auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control.

         The Registrant's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         May 20, 2003

                                       /s/ CHARLES BRODZKI
                                       -------------------------------------
                                       Name:    Charles Brodzki
                                       Title:   President

                  CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER
                  --------------------------------------------

         I, Charles Brodzki, the Chief Financial Officer of the Registrant, certify that:

         4. I have reviewed this quarterly report on Form 10-KSB for the year ended December 31, 2002, of the Registrant (the "Report").

         5. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

         6. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

         The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared.

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

         c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant" auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control; and

         The Registrant's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                       /s/ CHARLES BRODZKI
                                       -----------------------------------------
                                       Name:    Charles Brodzki
                                       Title:   Acting Chief Financial Officer