Form 10QSB
period 2003-03-31
FUELNATION INC
filed 2003-06-11
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2003

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 03, 2003 was 2,293,031 shares.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

Our unaudited financial statements for the three months ended March 31, 2003 and 2002 are attached hereto.

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

OVERVIEW

FuelNation Inc. ("we," "us," "our," "FuelNation" or the "Company") , a Florida-based development stage corporation which was incorporated in Florida in 1993, is engaged in the development of providing real-time e-commerce communications in petroleum marketing and energy services and planning to build and develop a portfolio of real estate assets with our concept of the "Super Store" of Travel Centers across America.

The Company's business model will be conducted through two divisions, "Super Store" Travel Center Division ("Travel Center"), and the "Super" Petroleum Marketing Division ("Petroleum Marketing").

The "Super Store" Travel Center Division. FuelNation plans to build the "Super Store" of Travel Centers in the state of Florida and additional locations in key states. We have focused our attention to the needs of the industry and our location planning to the most populous areas in the state. The plans for the first location currently consist of a 105,500 sf Travel Center, 75,000sf 200 room hotel, 24 pump fueling depot, truck wash, 35,000 sf retail mall, 20,000 sf spa and gym, 30,000 sf of offices for the technology center, 19,000 sf of repair, 11,300 sf convenience store, 7,500 sf truck sales, 858 tractor trailer parking slots and 539 car parking slots.

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

The "Super" Petroleum Marketing Division. We intend to consolidate several petroleum marketers and automate their existing customer base with real time e-commerce solutions to create a "Super" Petroleum Marketer. The first phase of our expansion plan will be supplying fuel and offering our automation to existing branded and unbranded sites for long established petroleum marketers. The second phase will be aligning our e-commerce automation with transportation lines to roll-out the FuelNation Brand and identity with unmatched e-commerce and automation. The third phase will be to identify key assets in the petroleum marketing industry and acquire them.

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

The following information is intended to highlight developments in our operations, to present our results of operations to date, our plan of operation, to identify key trends affecting our business and to identify other factors affecting our business for the three month periods ended March 31, 2003 and 2002.

Results of Operations

Comparison of Results of Operations for the three month periods ended March 31, 2003 and 2002

We generated no revenues during the three month periods ended March 31, 2003 and 2002 and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless and until we finalize our bond financing and begin building the travel center and marketing our technology to petroleum marketers or otherwise acquire an existing entity which generates revenues and profits.
                                        2
Total operating expenses were $224,087 for the three months ended March 31, 2003, compared to $423,305 for the three months ended March 31, 2002. The expenses incurred during the three-month period ended March 31, 2003 arose primarily from salaries and wages ($66,508), professional and consulting fees ($56,641) and other general and administrative expenses ($88,071). These expenses decreased in 2003 over the same period in 2002 by reducing the employment of staff to support the related technology which resulted in a decrease in salaries and wages of $121,663 and reducing the use of outside consultants which resulted in a decrease of professional and consulting fees of $29,125. Non-Cash Employee Compensation decreased by $87,693 in 2003 compared with the same period in 2002.
Additionally, we incurred interest expense of $1,543 in 2003. As a result, we incurred a net loss of $225,630 for the three months ended March 31, 2003, compared to a Net Loss of $431,745 for three months ended March31, 2002.


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

The "Super Store" Travel Center Division. FuelNation has plans to build the "Super Store" of Travel Centers in the state of Florida and additional locations in key states. We have focused our attention to the needs of the industry and our location planning to the most populous areas in the state. The plans currently consist of a 105,500 sf Travel Center, 75,000sf 200 room hotel, 24 pump fueling depot, truck wash, 35,000 sf retail mall, 20,000 sf spa and gym, 30,000 sf of offices for the technology center, 19,000 sf of repair, 11,300 sf convenience store, 7,500 sf truck sales, 858 tractor trailer parking slots and 539 car parking slots.

The "Super" Petroleum Marketing Division. We intend to consolidate petroleum marketers and automate their existing customer base with real time e-commerce solutions. The first phase of our expansion plan will be supplying fuel and offering our automation to existing branded and unbranded sites for long established petroleum marketers. The second phase will be aligning our e-commerce automation with transportation lines to roll-out the FuelNation Brand and identity with unmatched e-commerce and automation. The third phase will be to identify key assets in the petroleum marketing industry and acquire them.

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

For our indirect sales efforts, we will use independent petroleum marketer resellers. Reseller organizations can offer all of our services. These third party petroleum marketer sales organizations are already involved in marketing to the petroleum industry. Those in the petroleum marketer reseller program purchase our services at a discounted rate and then re-sell them to their clients. They can either use us to bill their customers for these services or invoice their customers under their own name.

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

Our vertical integration strategy is to purchase existing petroleum marketers and dealers in key distribution markets. We will focus upon the complete automation of these companies and allow them to continue to operate and consolidate additional marketers in their markets. This approach has been received very favorably and we are in negotiations with several very large marketers on this strategy. However, there can be no assurances that these negotiations will result in our obtaining contracts, or if we obtain these contracts, we will become profitable. If we acquire these entities, the marketers will continue to operate their companies as wholly owned subsidiaries of our Company and we will provide the high-speed networks and communications to their existing facilities and equipment. Our current tests on petroleum marketers to date have shown increases in EBIDTA approaching 30% with the increased efficiencies in automating manual processes, less shrinkage and improved buying power.

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

There can be no assurance that any of our potential products and services can be successfully marketed. Our technology has no historical results upon which to forecast future operations. It is expected that business, operating results and financial condition will be materially adversely affected if revenues do not meet our projections.

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


Liquidity and Capital Resources

At March 31, 2003, we had $12,403 in cash and working capital deficit of $1,845,824. For the three month period ended March 31, 2003, net cash provided by operating activities was $11,791. This was primarily attributable to a net loss for the period of $225,630 and offset by increase of payables and liabilities of $ 207,381. The company intends to pay off its existing obligations in the approximate amount of $2.4 million from the issuance and funding of $100,000,000 secured taxable revenue notes.

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

On January 17, 2003 the Company was served with a civil suit from Andrew Telsey vs. FuelNation Inc. (Case# 03-001019-CACE-11) Broward County, Florida (17th Judicial Circuit). The Company was named as defendant in a collection suit for attorneys fees in the amount of $24,197.93 based on allegations of breach of agreement and quantum merit. Responsive pleadings in defense of the claim have been filed, including affirmative defenses. The parties are now engaged in pre-trial discovery with no trial date scheduled. The Company deems the lawsuit frivolous and without merit and is pondering the filing of a counterclaim.

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

ITEM 2.  CHANGES IN SECURITIES. - NONE

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

(a) Exhibits - none

(b) Reports on Form 8-K

(1) January 27, 2003.

                                 FUELNATION INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                                      March 31,     December 31,
                                     ASSETS                                             2003            2002
                                     ------                                         ------------    ------------
                                                                                     (Unaudited)      (Audited)

CURRENT ASSETS:
   Cash                                                                             $     12,403    $        612
   Inventories                                                                           499,749         499,749
   Other                                                                                  81,120          81,120
                                                                                    ------------    ------------
Total Current Assets                                                                     593,272         581,481
                                                                                    ------------    ------------

FIXED ASSETS:
   Office Furniture and Equipment and Computer Systems, net of
     accumulated depreciation of $132,831 and $119,964                                   113,848         126,715
                                                                                    ------------    ------------


OTHER ASSETS:
   Deposits on Equipment                                                                 752,500         752,500
   Technology                                                                                 --              --
                                                                                    ------------    ------------
Total Other Assets                                                                       752,500         752,500
                                                                                    ------------    ------------

Total  Assets                                                                       $  1,459,620    $  1,460,696
                                                                                    ============    ============

                     LIABILITIES AND STOCKHOLDERS' [DEFICIT]
                     ---------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                                 $    697,184    $    672,803
   Accrued Liabilities                                                                   419,193         329,540
   Payroll and Taxes Payable                                                             973,761         880,414
   Convertible Debt                                                                       35,953          35,953
   Note Payable                                                                           25,000          25,000
   Due to Affiliates                                                                     138,505         121,332
   Other Payables                                                                        149,500         149,500
                                                                                    ------------    ------------

Total Current Liabilities                                                              2,439,096       2,214,542
                                                                                    ------------    ------------

Commitments and Contingencies                                                                 --              --
                                                                                    ------------    ------------

Common Stock Subject to Repurchase, 57,108 Shares Issued and
Outstanding at March 31, 2003 and December 31, 2002                                    3,547,973       3,547,973
                                                                                    ------------    ------------

STOCKHOLDERS' [DEFICIT]:

   Preferred Stock, $.01 par value, 5,000,000 shares
      authorized; none issued and outstanding                                                 --              --
   Common Stock, $.01 par value, 100,000,000 shares
      authorized; 2,237,385 shares and 2,214,051 shares issued and outstanding at
      March 31, 2003 and December 31, 2002 respectively                                   22,374          22,141
   Additional paid-in capital                                                         29,803,452      29,803,685
   (Deficit) Accumulated in the Development Stage                                    (34,353,275)    (34,127,645)
                                                                                    ------------    ------------
Total Stockholders' [Deficit]                                                         (4,527,449)     (4,301,819)
                                                                                    ------------    ------------

Total Liabilities and Stockholders' [Deficit]                                       $  1,459,620    $  1,460,696
                                                                                    ============    ============

                             See Accompanying Notes

                                 FUELNATION INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 For the Three Months Ended
                                                         March 31,             Accumulative in
                                                ----------------------------   the Development
                                                    2003            2002            Stage
                                                ------------    ------------    ------------

Revenue                                         $         --    $         --    $         --
                                                ------------    ------------    ------------

Operating expenses:
   Salaries and wages including related taxes         66,508         188,171       1,577,026
   Consulting fees                                    55,385          19,456         183,601
   Consulting fees - related party                                        --         221,162
   Legal and professional                              1,256          66,310         824,841
   Marketing and promotion                                                --         467,158
   Rent                                               25,056              --         250,956
   Rent - related party                                                   --          45,387
   Depreciation                                       12,867           3,825         132,831
   Other general and administrative expenses          63,015          57,850         600,358
   Impairement Loss on Technology                                         --       1,581,747
   Research and development cost                                          --          10,000
   Financing Costs                                                        --          90,000
   Non - Cash Consulting fees                             --              --      17,014,280
   Non - Cash Consulting fees - related party                             --       3,644,251
   Non - Cash Printing costs                                              --          21,000
   Non - Cash Financing costs                                             --          92,956
   Non - Cash Employee Compensation                       --          87,693       6,863,527
                                                ------------    ------------    ------------
Total operating expenses                             224,087         423,305      33,621,081
                                                ------------    ------------    ------------

Operating Loss                                      (224,087)       (423,305)    (33,621,081)

Other Income (Expense):
   Other (Expense) Income                                 --              --        (694,982)
   Interest expense                                   (1,543)         (8,440)        (37,212)
                                                ------------    ------------    ------------
Total other (expense), net                            (1,543)         (8,440)       (732,194)
                                                ------------    ------------    ------------

Net Loss                                        $   (225,630)   $   (431,745)   $(34,353,275)
                                                ============    ============    ============

Basic and Diluted Net Loss per Common Share     $      (0.10)   $      (0.36)
                                                ============    ============

Basic and Diluted Weighted Average Common
Shares Outstanding                                 2,281,038       1,194,642
                                                ============    ============

                             See Accompanying Notes

                                FUELNATION INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                              For the Three Months Ended
                                                                      March 31,                    Accumulative in
                                                             ------------------------------        the Development
                                                                2003               2002                 Stage
                                                             -----------        -----------         -------------
Cash Flows from Operating Activities:
   Net loss                                                         $   (225,630)   $   (431,745)   $(34,353,275)
   Adjustments to reconcile net loss to net cash provided by
      (used) in operating activities:
         Depreciation                                                     12,867           3,825         132,831
         Non- Cash Employee Compensation                                      --          87,693       6,863,527
         Non- Cash Consulting Fees                                            --              --      17,014,280
         Non- Cash Consulting Fees -Related Party                                             --       3,644,251
         Non- Cash Financing Costs                                                                        92,956
         Non- Cash Printing Costs                                                                         21,000
         Write- Down of Investments                                                           --         657,686
         Other                                                                                            58,508
        Write - Down of Technology                                                                     1,581,747
        Amortization of Convertible Debt                                      --           7,631          30,394
                                                                                                              --
         Changes in Assets and Liabilities:                                                   --
         Inventory                                                            --              --        (499,748)
         Due from Escrow Accounts                                                             --         (45,000)
         Due from Affiliates                                                                  --         304,680
         Other                                                                --          16,667           8,705
Increase [Decrease] in :
         Accounts Payable                                                 24,381          48,890         730,097
         Due to Affiliates                                                17,173         154,754         421,648
         Accrued Liabilites                                               89,653          21,809         499,285
         Payroll and Taxes Payable                                        93,347          93,104         973,761
                                                                    ------------    ------------    ------------

              Net cash provided by (used) in operating activities         11,791           2,628      (1,862,667)
                                                                    ------------    ------------    ------------

Cash Flows from Investing Activities:
   Payments for Technology                                                    --              --        (544,903)
   Payment for Fixed Assets                                                   --          (2,667)       (246,679)
  Advances Toward Pending Acquisition                                                         --        (402,724)
  Bond Issuance Deposit                                                                       --         (80,000)
  Cash Received in Acquisition                                                --              --           1,109
                                                                    ------------    ------------    ------------
              Net cash used in investing activities                           --          (2,667)     (1,273,197)
                                                                    ------------    ------------    ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of common stock                                                              3,453,118
   Proceeds from Issuance of Convertible Debt                                                             35,953
   Payment of Loans Payable                                                                             (100,000)
   Debt Restructuring                                                                                   (255,804)
   Exercise of Stock options                                                  --              --          15,000
                                                                    ------------    ------------    ------------
              Net cash provided by financing activities                       --              --       3,148,267
                                                                    ------------    ------------    ------------


Net (Decrease) Increase in Cash                                           11,791             (39)         12,403

Cash, Beginning of Period                                                    612           2,196              --
                                                                    ------------    ------------    ------------

Cash, End of Period                                                 $     12,403    $      2,157    $     12,403
                                                                    ------------    ------------    ------------

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for interest:                        $         --    $         --    $      2,716
                                                                    ------------    ------------    ------------
   Cash paid during the period for Income Taxes:                    $         --    $         --    $         --
                                                                    ------------    ------------    ------------

Supplemental Disclosures of Non Cash Investing and Financing Activities:

During the Three Months Ended March 31, 2003 and March 31, 2002
---------------------------------------------------------------

In February 2003, additionally 23,334 shares of common stock were issued to consultant a settlement of the civil suit. The related cost of these shares was accrued at December 31, 2002.

The following transaction occurred in 2002:
-------------------------------------------

In February 2002, options to purchase 8,352 shares of common stock were issued and exercised by the then CEO of the Company at the exercise price of $1.50 per share.
The proceeds totaling $12,528 were offset against the amount due to affiliates and $87,693 was recorded as non cash employee compensation.

                             See Accompanying Notes

                                 FUELNATION INC.
                          (A Development Stage Company)
                                 March 31, 2003
                                   (Unaudited)



Note 1. Basis of Presentation

The accompanying unaudited financial statements of FuelNation Inc. (the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim period are not necessarily indicative of results of operations for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2002.

Note 2. Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the December 31, 2002 Form 10-KSB.

Note 3. Basic and Diluted Loss Per Share

Basic loss per share reflects the amount of loss for the period attributable to each share of common stock outstanding during the reporting period. Diluted loss per share reflects basic loss per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted loss per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on loss per share (i.e. reducing loss per share). The dilutive effect, if any, of outstanding options and warrants and their equivalents would be reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of operations and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. For the three months ended March 31, 2003 and 2002, all of the Company's potential common shares were anti-dilutive and a dual presentation of loss per share is not required.

Note 4. Advances - Related Parties

The Company has borrowed monies from related parties to fund operations. During the three months ended March 31, 2003 the Company borrowed approximately $17,173 from the former Chairman of the Board/Chief Executive ["CEO"] . At March 31, 2003 the balance owed to affiliates was $138,505 . Currently, there are no interest or repayment terms for the debt and it is treated as if due on demand.

                                 FUELNATION INC.
                          (A Development Stage Company)
                                 March 31, 2003
                                   (Unaudited)


Note 6. New Authoritative Accounting Pronouncements

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

The Company adopted the above pronouncements effective January 1, 2003, except for FIN 46 which was adopted February 1, 2003. With the exception of FIN 46, which may have an impact on future financial statements, the adoption of the new Statements did not have a significant impact on the Company's financial statements.

                                 FUELNATION INC.
                          (A Development Stage Company)
                                 March 31, 2003
                                   (Unaudited)



Note 7. Stock-Based Compensation

The Company accounts for stock-based employee compensation under the measurement principles of APB Opinion No. 25 " Accounting for Stock Issued to Employees" and related interpretations. The following table illustrate the effect on Net Income and Earnings (Loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No 123 to stock-based employee compensation:

                                                               Three Months
                                                              Ended March 31,
                                                        --------------------------
                                                           2003           2002
                                                        -----------    -----------
Net Loss,  as reported                                  $  (225,630)   $  (431,745)

Add: Stock-based employee compensation
         expense as reported                                     --         87,693

Deduct: Stock-based employee compensation
              expense determined under the fair value
              based method                                       --        (88,554)
                                                        -----------    -----------

Pro- Forma Net Loss                                     $  (225,630)   $  (432,606)
                                                        -----------    -----------


Basic and Diluted Loss per Share:
  As Reported                                           $      (.10)   $      (.36)
  Pro Forma                                             $      (.10)   $      (.36)


Note 8. Subsequent Events

In April 2003, FuelNation Travel Center, LLC ("FNTC"), a special purpose corporation, entered into a Commitment Letter pursuant to which a funding entity agreed to provide FNTC with a funding facility of up to $100 million through a two-year construction loan, which will then convert to a term loan. Funds will be made available by the funding entity through a special purpose entity that will be selling taxable bonds that will fund this project as well as unrelated projects. The funds will be available to FNTC based upon an agreed upon construction schedule and draw schedule. The interest rate on the loan will be based on the interest rate on the bond offering. The term loan will be amortized over 25 years and be due in 15 years. An affiliate of the funding entity will be issued a 20% interest in FNTC. The loans will be secured by a first lien on the project ,a pledge of the equity interests in FNTC and other related collateral.

FNTC has paid an application fee of $100,000, commitment fee, legal fees and financial consulting fees of $270,000 and a loan fee of 4% or $4 million in the form of a letter of credit, which has been guaranteed by a third party. FNTC is also responsible to pay additional legal fees of $50,000 upon signing loan documents of the lender and financial advisory fees at closing.

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

                                      FUELNATION, INC.
                                       (Registrant)

                                    Dated: June 3 , 2003





                                    By: /s/ CHARLES BRODZKI
                                        ----------------------------
                                        Charles Brodzki,
                                        President

I, Charles Brodzki, certify that:

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





Date: June 3, 2003                     /s/ CHARLES BRODZKI
                                       -----------------------------------------
                                       Charles Brodzki
                                       Chief Executive Officer and Acting Chief
                                       Financial Officer