Form 10QSB
period 2003-06-30
FUELNATION INC
filed 2003-09-24
CIK 910111

1:

         U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2003

                         Commission File Number: 1-12350

                                 FUELNATION INC.

 (Exact name of small business issuer as specified in its charter)

                                          Florida
         (State or other jurisdiction of incorporation or organization)

                                   65-0827283
                        (IRS Employer Identification No.)

                                4121 SW 47th Ave.
                                 Davie, Florida
                    (Address of principal executive offices)

                                      33314
                                   (Zip Code)

                                 (954) 587-3775
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X] No [ ].

 The number of shares of the registrant's only class of common stock issued and outstanding, as of September 01, 2003 was 2,294,493 shares.
                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited financial statements for the six months ended June 30, 2003 and 2002 are attached hereto.

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

OVERVIEW

FuelNation Inc. ("we," "us," "our," "FuelNation" or the "Company") , a Florida-based development stage corporation which was incorporated in Florida in 1993, we are planning to build and develop a portfolio of real estate assets with our concept of the "Super Store" of Travel Centers across America. We have also been engaged in the development of providing real-time e-commerce communications in petroleum marketing and energy services.

The Company's business model will be conducted through two divisions, "Super Store" Travel Center Division ("Travel Center"), and the "Super" Petroleum Marketing Division ("Petroleum Marketing").

The "Super Store" Travel Center Division. FuelNation plans to build the "Super Store" of Travel Centers in the state of Florida and additional locations in key states. We have focused our attention to the needs of the industry and our location planning to the most populous areas in the state. The plans for the first location currently consist of three phases of construction. Phase one will provide for 40,000 sf of Travel Center, restaurant, food service, drivers lounge and convenience store in one building. Also included in phase one on the property is a 24 pump diesel fueling depot, 10 pump automotive fueling, truck and car wash, 311 tractor trailer parking slots. Phase two and three will provide two 190,000 sf buildings for a total of 380,000sf Travel Center and Office, 200 room hotel and office center, 35,000 sf retail mall, 30,000 sf spa and gym and a three story parking garage.

The site selected for the first FuelNation Travel Center is currently located in an area that is overseen by a Community Redevelopment Agency (CRA). This location was studied and selected as an ideal location in the "Final Report; Commercial Vehicle Driver Survey, Truck Stop Terminal Facility Research Project", dated March 1999. The site is approximately 5 miles west of Port Everglades and Fort Lauderdale/Hollywood International Airport. The port has unbeatable connections through the adjacent Fort Lauderdale/Hollywood International Airport and the direct links with all of Florida's highway system via I-595. Almost all gasoline, aviation and power plant fuel consumed in South Florida enters through the seaport, which has reached its capacity.

We not only intend to cater to the traveling public we fully intend to offer our products to the local community as well. The Travel Center will boast a fresh farmers market, grocery store and open shop environment with local community operators. There will be several full service and fast food restaurants, almost every type of service needed for the transportation and tourism industry. Car and truck washes and full service repair facilities for cars as well as tractor-trailers. Complete medical, hair stylist, entertainment, clothing, electronics, new truck sales, and most major transportation parts and warranty representatives on site. Shuttles and limousine service will be available to and from most of the major attractions and transportation hubs. Parking will be in great abundance as well as hospitality with our 200-room hotel.

The founders of FuelNation have been working on the concept of the "Super Store" of Travel Centers since 1999. The establishing of site selection, zoning approvals, and governmental approvals has been a daunting task. The project has been approved to receive the proceeds of $100 million in secured taxable revenue notes The Company was required to raise monies to pay for closing costs and issuance fees in an amount of approximately $5 million. The company originally made application for $330 million in note offerings and was approved, but decided to break it into smaller portions because of the difficulty in raising the funds needed to close and the upfront costs to execute such an enormous business

The Travel Center project is on target to fund and break ground this year and targeted to provide construction for the onsite fueling by end of year 2003. We have been working diligently to satisfy all requirements to complete the underwriting for the $100 million secured taxable revenue notes. As of the date of this filing we have negotiated to start construction in three phases with the first phase of $25,000,000 to begin the construction of the Davie, Florida travel center. The final terms are still being negotiated between all parties


There has been a tremendous difficulty in raising money to execute our complete business plan during the past 2 years. We have been approached by several lenders introducing financing proposals, which only addressed our short term, not long term needs. We have placed all technology development on hold until we are able to obtain financing. In light of all the changes in the economy, energy markets, national security, stock and money markets we have been actively positioning the company for these current and upcoming changes. We have identified the ability to finance future growth and acquisitions with Secured Taxable Revenue Notes for approved "Public Purpose Projects". Public Purpose Projects means "any capital project which furthers the purposes of the ordinance, whether real or personal property, including any building, land, fixture, vehicle, equipment, facility, streets, transportation facilities, street lighting, sidewalks, drainage, sewers, water and utility systems, power facilities, community facilities, health facilities, recreational facilities, security, public lodging facilities, educational facilities, etc.."

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

The following information is intended to highlight developments in our operations, to present our results of operations to date, our plan of operation, to identify key trends affecting our business and to identify other factors affecting our business for the six month periods ended June 30, 2003 and 2002.

Results of Operations

Comparison of Results of Operations for the six and three month periods ended June 30, 2003 and 2002

We generated no revenues during the six and three month periods ended June 30, 2003 and 2002 and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless and until we finalize our bond financing and begin building the travel center and marketing our technology to petroleum marketers or otherwise acquire an existing entity which generates revenues and profits.
                                        2
Total operating expenses were $ 1,558,012 for the three months ended June 30, 2003, compared to $ 1,312,043 for the three months ended June 30, 2002. The expenses incurred during the three-month period ended June 30, 2003 arose primarily from salaries and wages ($85,714), professional and consulting fees ($95,640), consulting fees-related party ($55,384) write down of inventory ($499,749), loss on equipment deposit ($752,500) and other general and administrative expenses ($31,415). These expenses increased in 2003 over the same period in 2002, primarily due to inventory write down of $499,749 and loss of equipment deposit of $752,500 in 2003, this was offset by reducing the employment of staff to support the related technology which resulted in a decrease in salaries and wages of $96,954 and reducing general and administrative expenses which resulted in a decrease of $29,222. Non-Cash Employee Compensation decreased by $370,374 and Non-Cash Consulting fees decreased by $582,921 in 2003 compared with the same period in 2002.

Additionally, we incurred interest expense of $4,969 in 2003. As a result, we incurred a net loss of $1,562,981 for the three months ended June 30, 2003, compared to a Net Loss of $1,317,508 for three months ended June 30, 2002.

Total operating expenses were $ 1,782,099 for the six months ended June 30, 2003, compared to $ 1,732,842 for the six months ended June 30, 2002. The expenses incurred during the six-month period ended June 30, 2003 arose primarily from salaries and wages ($152,222), professional and consulting fees ($96,897), consulting fees-related party ($110,768) write down of inventory ($499,749), loss on equipment deposit ($752,500) and other general and administrative expenses ($94,430). These expenses increased in 2003 over the same period in 2002, primarily due to inventory write down of $499,749 and loss of equipment deposit of $752,500 in 2003, this was offset by reducing the employment of staff to support the related technology which resulted in a decrease in salaries and wages of $218,617 and reducing general and administrative expenses which resulted in a decrease of $24,057. Non-Cash Employee Compensation decreased by $455,561 and Non- Cash Consulting fees decreased by $582,921 in 2003 compared with the same period in 2002.

Additionally, we incurred interest expense of $6,512 in 2003. As a result, we incurred a net loss of $1,788,611 for the six months ended June 30, 2003, compared to a Net Loss of $1,746,740 for six months ended June 30, 2002.

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

The "Super Store" Travel Center Division. FuelNation plans to build the "Super Store" of Travel Centers in the state of Florida and additional locations in key states. We have focused our attention to the needs of the industry and our location planning to the most populous areas in the state. The plans for the first location currently consist of three phases of construction. Phase one will provide for 40,000 sf of Travel Center, restaurant, food service, drivers lounge and convenience store in one building. Also included in phase one on the property is a 24 pump diesel fueling depot, 10 pump automotive fueling, truck and car wash, 311 tractor trailer parking slots. Phase two and three will provide two 190,000 sf buildings for a total of 380,000sf Travel Center and Office, 200 room hotel and office center, 35,000 sf retail mall, 30,000 sf spa and gym and a three story parking garage.
..
The "Super" Petroleum Marketing Division. We intend to consolidate petroleum marketers and automate their existing customer base with real time e-commerce solutions. The first phase of our expansion plan will be supplying fuel and offering our automation to existing branded and unbranded sites for long established petroleum marketers. The second phase will be aligning our e-commerce automation with transportation lines to roll-out the FuelNation Brand and identity with unmatched e-commerce and automation. The third phase will be to identify key assets in the petroleum marketing industry and acquire them.

We not only intend to cater to the traveling public we fully intend to offer our products to the local community as well. The Travel Center will boast a fresh farmers market, grocery store and open shop environment with local community operators. There will be several full service and fast food restaurants, almost every type of service needed for the transportation and tourism industry. Car and truck washes and full service repair facilities for cars as well as tractor-trailers. Complete medical, hair stylist, entertainment, clothing, electronics, new truck sales, and most major transportation parts and warranty representatives on site. Shuttles and limousine service will be available to and from most of the major attractions and transportation hubs.

We intend to finance these purchases with the issuance and sale of secured taxable revenue notes. We have been negotiating the issuance of $100,000,000 of secured taxable revenue notes. As of the date of this Report, we have successfully negotiated approval for the issuance of $100,000,000 of secured taxable revenue notes. We have negotiated to start construction in three phases with the first phase of $25,000,000 to begin the construction of the Davie, Florida travel center. The final terms are still being negotiated between all parties

We have changed issuers for the bond offering because of the inability of the prior lender to satisfy our requirements and investors concerns. We have paid fees for the application, commitment and legal retainers in the amount of $270,000 and are seeking a full refund of these funds from the prior issuer. The new issuer for the bonds is a political body and one of the top bond issuers in the state of Florida. We are in the process of finalizing details for the bond issuance and the first phase of construction.

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

Our data center in Manama, Bahrain is located at leased facilities at the local telephone company Batelco. We have suspended all operations in the country of Bahrain until the company is properly capitalized. Our equipment is still installed at the location in Bahrain and we have discontinued our lease in Bahrain until further notice. Our director Shaikh Isa Mohammed Isa Alkhalifa, a resident of Bahrain, was issued shares in 2002 to satisfy any obligations we may have in the country of Bahrain for his guarantee.

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


Liquidity and Capital Resources

At June 30, 2003, we had a working capital deficit of $2,643,437. For the six month period ended June 30, 2003, net cash used by operating activities was $88,653. This was primarily attributable to a net loss for the period of $1,788,611 and offset by increase of payables and liabilities of $ 421,975 and a write -down of inventory of $499,749 and the loss on equipment deposit of $752,000. The company intends to pay off its existing obligations in the approximate amount of $2.9 million from the issuance and funding of $100,000,000 secured taxable revenue notes.

It is anticipated that we will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the end of 2003. There is no assurance that we will achieve our expansion goals and the failure to achieve such goals would have an adverse impact on us.

In April 2003 the former CEO and board members made arrangements to have a standby letter of credit issued by a bank in the amount of $500,000 to secure a loan in the amount of $328,000 with 5% interest and to guarantee performance and payment of a consulting agreement in the amount of $150,000, both obligations are due in 6 months. The loans have been secured by stock owned by the affiliates and guarantees by the affiliates. The Company is currently negotiating to have an additional standby letter of credit issued for another $500,000 to secure additional loans to assist the company in completing the secured taxable note offering. Our success is dependent upon our ability to raise additional capital. As of the date of this Report, we have successfully negotiated the commitment for the issuance of $100,000,000 of loans resulting from the issuance of a special purpose entity of secured taxable revenue notes. We have changed issuers for the bond offering because of the inability of the prior lender to satisfy our requirements and investors concerns. We have paid fees for the application, commitment and legal retainers in the amount of $270,000 and are seeking a full refund of these funds from the prior issuer. The new issuer for the bonds is a political body and one of the top bond issuers in the state of Florida. We are in the process of finalizing details for the bond issuance and the first phase of construction. There can be no assurance that the letter of credit will be attained, that the bond funding will be completed, that the Company will realize sufficient proceeds to complete the Travel Center or that the Company will generate sufficient cash flow from operations to pay for these obligations.

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

Issuance of Future Shares May Dilute Investors Share Value. Our Articles of Incorporation, as amended, authorizes the issuance of 100,000,000 Common Shares, $.01 par value per share, and 5,000,000 Preferred Shares, $.01 par value per share. As of the date of this Report, there are 2,293,031 shares of Common Stock issued and outstanding. The future issuance of all or part of the remaining authorized Common Stock may result in substantial dilution in the percentage of Common Stock held by our then existing shareholders. Moreover, any Common Stock issued in the future may be valued on an arbitrary basis by our Board of Directors. The issuance of shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by investors, and might have an adverse effect on our trading market.

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


ITEM 3. CONTROLS AND PROCEDURES.

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

On December 2, 2002 in a case entitled Richard Maddox vs. FuelNation Inc. (CASE#02-22492-CACE-25) Broward County, Florida (17th Judicial Circuit), the Company was named as a defendant by a shareholder in a securities-related suit for money damages in the amount of $25,000 based on allegations of unjust enrichment. The company has entered into a stipulation for settlement with the shareholder and has agreed to buy back the shares prior to November 15, 2003.

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

During the month of September 2002, the company was required to pay $65,000 on a 60-day demand note and resulted in the lender, Richard Gladstone, defaulting against the collateral of 26,680 restricted common shares of FuelNation stock pledged by an affiliate, Fuel America. As of December 31, 2002 the Company has replaced these shares to the affiliate. The collateral has a restrictive legend and is subject to all rules as may be imposed by Rule 144 of the Securities Act of 1933, as amended. The company is waiting for confirmation and written verification from the lender of the total proceeds they received on the securities to satisfy the obligation and to see if any additional funds are owed.

During September 2002 the company was required to pay $100,000 on a 60-day demand note, and resulted in the lender, defaulting against the collateral of 175,717 restricted common shares of FuelNation stock pledged by an affiliate, Fuel America. As of December 31, 2002 the Company has replaced these shares to the affiliate. The collateral has a restrictive legend and is subject to all rules as may be imposed by Rule 144 of the Securities Act of 1933, as amended. The company is waiting for confirmation and written verification from the lender of the total proceeds they received on the securities to satisfy the obligation and to see if any additional funds are owed.

The Company is in discussions with certain debt holders and vendors to convert their indebtedness into common equity of the Company. It is the intention of the Company to negotiate most of the outstanding indebtedness into common equity of the Company and thereby relieving any burden of fund raising for operations or vendor supplies.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

(a) Exhibits - none

(b) Reports on Form 8-K

(1)  January 27, 2003.



                     SEE ATTACHED EXCEL SPREADSHEETS





















































                             See Accompanying Notes















































                             See Accompanying Notes


                                 FUELNATION INC.
                          (A Development Stage Company)
                                  June 30, 2003
                                   (Unaudited)

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

The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses and as of June 30, 2003,has a working capital deficiency of approximately $2,643,437 and a capital deficiency of approximately $35.9 million. Since October 2000, the Company has relied on financial support from equity financing and loans from affiliated entities. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

Note 2. Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the December 31, 2002 Form 10-KSB.

Note 3. Restructuring Charges

The Company has temporarily put on hold its development of providing real time ecommerce communications in petroleum marketing and energy services. As a result management has taken a write off of inventory of $499,749 and equipment deposit of $752,500 in the second quarter of 2003.


Note 4. Basic and Diluted Loss Per Share

Basic loss per share reflects the amount of loss for the period attributable to each share of common stock outstanding during the reporting period. Diluted loss per share reflects basic loss per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted loss per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on loss per share (i.e. reducing loss per share). The dilutive effect, if any, of outstanding options and warrants and their equivalents would be reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of operations and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. For the six months ended June 30, 2003 and 2002, all of the Company's potential common shares were anti-dilutive and a dual presentation of loss per share is not required.

Note 5. Advances and Notes - Related Parties
..
The Company has borrowed monies from related parties to fund operations. . At June 30, 2003 the balance owed to affiliates was $114,316 . Currently, there are no interest or repayment terms for the debt and it is treated as if due on demand. In April 2003 the former CEO and board members made arrangements to have a standby letter of credit issued by a bank in the amount of $500,000 to secure a loan in the amount of $328,000 with 5% interest and to guarantee performance and payment of a consulting agreement in the amount of $150,000, both obligations are due in 6 months. The loans have been secured by stock owned by the affiliates and guarantees by the affiliates. The company used $240,000 of these proceeds to satisfy the application and commitment fees related to the bond financing and standby letter of credit.

Note 6. Stockholders' Equity - Issuance of Common Stock

On January 27,2003, the Company affected a 150:1 reverse split of its common stock. At the same time, the Company amended its certificate of incorporation authorizing it to issue 105,000,000 shares of capital stock, of which 5,000,000 shares are classified as preferred stock, par value of $.01 per share, issuable in one or more series and 100,000,000 shares are classified as common stock, par value $.01. All periods presented have been restated to reflect the 150:1 reverse split of common stock.

In February 2003 , an additional 23,334 shares of common stock were issued to a consultant to finalize a settlement of a civil suit.

                                 FUELNATION INC.
                          (A Development Stage Company)
                                  June 30, 2003
                                   (Unaudited)

Note 7.  New Authoritative Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FASB 149"), which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities, under FASB Statement No. 133, "Accounting For Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which established standards for how an issuer classifies and measures certain financial instruments. SFAS 150 requires that an issuer classify certain financial instruments as liabilities (or assets in some circumstances) that were previously classified as equity. Financial instruments which embody an unconditional obligation requiring the issuer to redeem or repurchase it by the transfer of assets or by issuing a variable number of its equity shares must be classified as a liability. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.













































                                 FUELNATION INC.
                          (A Development Stage Company)
                                  June 30, 2003
                                   (Unaudited)

Note 8. Stock-Based Compensation

The Company accounts for stock-based employee compensation under the measurement principles of APB Opinion No. 25 " Accounting for Stock Issued to Employees" and related interpretations. The following table illustrates the effect on Net Income and Earnings (Loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No 123 to stock-based employee compensation:

                                   Three Months                  Six Months
                                   Ended June 30,                     Ended June
30,
                                   2003      2002                2003      2002

Net Loss,  as reported                       $(1,562,981)   $(  ------1,317,501)
$(1,788,611)   $(1,746,740)

Add: Stock-based employee compensation
         expense as reported                      (---------)         370,374
(--------)                455,561

Deduct: Stock-based employee compensation
              expense determined under the fair value
              based method                        ------             (474,837)
------              (563,391)

Pro- Forma Net Loss                     $(1,562,981)   $(1,421,964)
$(1,788,611)   $(1,854,570)


Basic and Diluted Loss per Share:
  As Reported                             $(.68)       $ (.99)
$(.78)              $ (1.38)
  Pro Forma                              $ (.68)       $ (1.07)
$(.78)              $ (1.47)

Note 9 Contingencies and Legal Proceedings.

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

On December 2, 2002 in a case entitled Richard Maddox vs. FuelNation Inc. (CASE#02-22492-CACE-25) Broward County, Florida (17th Judicial Circuit), the Company was named as a defendant by a shareholder in a securities-related suit for money damages in the amount of $25,000 based on allegations of unjust enrichment. The company has entered into a stipulation for settlement with the shareholder and has agreed to buy back the shares prior to November 15, 2003.

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


Note 10 Subsequent Events

In September 2003 FuelNation authorized the issuance of a one-year subordinated promissory note which accrues interest at the rate of 18% in the amount of $1,000,000. The note will be convertible into $0.50 cent shares of FuelNation common stock at the option of the holder. During the term of the note the holders will have no voting rights with the shares and the note will be treated on an as-converted basis. The note holders will be entitled to receive any benefits, a common stockholder would be entitled to, other than voting rights, on an as-converted basis. The note holders will be entitled to participate in any stock dividend, stock split, rights offering, and dividend. The note holders will have no voting rights as a common stock holder, other than rights they would receive related to any benefits on an as-converted basis.

The note holders of the one-year subordinated promissory note will be allowed to apply the value of this note towards payment or partial payment of any stock rights offering declared by the company and effective by a registration statement. In the event of a stock rights offering becoming effective before the maturity of this note and the note holder desires to participate in the rights offering, this note may be redeemed early and applied toward the payments to exercise their stock purchase rights under the stock rights offering. FuelNation will have an option, but not the obligation, to call the shares within a one-year time frame for a call price of $1.00 per share.

In September 2003 three of the current convertible debt holders were issued one-year subordinated promissory notes, as described above, in the amount of $48,823, in settlement of their original notes totaling $24,412 as described above.

In August 2003, FuelNation Travel Center, LLC ("FNTC"), a special purpose corporation, changed issuers for the bond offering because of the inability of the prior lender to satisfy our requirements and investors concerns. The new issuer for the bonds is a political body and one of the top bond issuers in the state of Florida. We are in the process of finalizing details for the bond issuance and the necessary submissions for the first phase of construction. In addition to the new issuer for the bonds, Brauser Real Estate LLC has agreed to provide the funds for the bond funding and is providing the necessary guarantees and finances to complete the bond issue process. Current compensation negotiations for Brauser Real Estate LLC have not been finalized for assisting with the financing and the development. The principal owners of Brauser Real Estate LLC have in excess of 48 years of real estate development in New York and Florida and currently manage in excess of $150 million of real estate. We are currently preparing documentation to submit to the lender and the town to start construction upon receipt of permits for building. It is anticipated that Brauser Real Estate LLC will be compensated commensurate with the funding and guarantees they provide on the bond issue. It is further anticipated that an equity position in the project will be given to Brauser Real Estate LLC in much the same manner as the prior issuer requested and preferred shares will be issued by the company with super voting rights until the guarantees are removed. The terms of the transaction are still being negotiated.
The manager and 100% owner of FNTC is William Schlecht, who is also a director of the Company. In January 2003, Mr. Schlecht entered into an agreement with the Company pursuant to which he agreed to assign his membership interests in FNTC and remain as manager of FNTC until completion of the funding, in exchange for the issuance of 100,000 shares of FuelNation common stock. The Company is not required to provide any guarantees or other financial assurances to the funding entity


In July 2003 The company has entered into a stipulation for settlement with a shareholder and has agreed to buy back the shares prior to November 15, 2003 in a case entitled Richard Maddox vs. FuelNation Inc. (CASE#02-22492-CACE-25) Broward County, Florida (17th Judicial Circuit.



                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FUELNATION, INC.
                                  (Registrant)

                           Dated: September 17, 2003 ,



By: /s/ Charles Brodzki
    -----------------------
-----
    Charles Brodzki,
    President






                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Charles Brodzki, certify that:

1. I have reviewed this quarterly report on Form 10-QSB

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report,

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and proceed (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and l5d-l5(f) for the small business issuer and have;

a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the snail business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness or the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which arc reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employee, who have a significant role in the small business issuer's internal control over financial reporting.



Date: September 17, 2003,                     /s/ Charles Brodzki
                                       ----------------------------
-------------
                                       Charles Brodzki
                                       Chief Executive Officer and
Acting Chief
                                       Financial Officer










                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FuelNation, Inc. (the "Company") on Form 10-Q for the quarter ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Brodzki, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company as of, and for the periods covered in the report.

                                FUELNATION, INC.
                                  (Registrant)

                           Dated: September 17, 2003,



By: /s/ Charles Brodzki
    ------------------------------
-------
    Charles Brodzki,
    President









                                  End of Filing