Form 10QSB/A
period 2003-06-30
FUELNATION INC
filed 2003-09-25
CIK 910111

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

                         PART I - FINANCIAL INFORMATIOM

ITEM 1. FINANCIAL STATEMENTS.


                           FUELNATION INC.
                     (A Development Stage Company)
                            BALANCE SHEET

                                                                           June 30,                    December 31,
                                                                             2003                         2002
                                                                          (Unaudited)                   (Audited)
                                                                         ------------                  ------------
                                     ASSETS

CURRENT ASSETS:
   Cash                                                                  $       --                    $        612
   Inventories                                                                   --                         499,749
   Other                                                                      321,120                        81,120
                                                                         ------------                  ------------
Total Current Assets                                                          321,120                       581,481
                                                                         ------------                  ------------
FIXED ASSETS:
   Office Furniture and Equipment and Computer Systems, net of
     accumulated depreciation of $145,699 and $119,964                        100,981                       126,715
                                                                         ------------                  ------------

OTHER ASSETS:
   Deposits on Equipment                                                         --                         752,500
                                                                         ------------                  ------------
                                                                                 --                         752,500
                                                                         ------------                  ------------
Total  Assets                                                            $    422,101                  $  1,460,696
                                                                         ============                  ============

                     LIABILITIES AND STOCKHOLDERS' [DEFICIT]

CURRENT LIABILITIES:
   Cash Overdraft                                                        $         41                  $       --
   Accounts payable                                                           743,191                       672,803
   Accrued Liabilities                                                        501,446                       329,540
   Payroll and Taxes Payable                                                1,067,110                       880,414
   Convertible Debt                                                            35,953                        35,953
   Note Payable - related party                                               328,000                          --
   Note Payable                                                                25,000                        25,000
   Due to Affiliates                                                          114,316                       121,332
   Other Payables                                                             149,500                       149,500
                                                                         ------------                  ------------
Total Current Liabilities                                                   2,964,557                     2,214,542

Commitments and Contingencies                                                    --                            --

Common Stock Subject to Repurchase, 57,108 Shares Issued and
Outstanding at June 30, 2003 and December 31, 2002                          3,547,973                     3,547,973
                                                                         ------------                  ------------
STOCKHOLDERS' [DEFICIT]:

   Preferred Stock, $.01 par value, 5,000,000 shares
      authorized; none issued and outstanding                                    --                            --
   Common Stock, $.01 par value, 100,000,000 shares
      authorized; 2,237,385  and 2,214,050 issued and outstanding at
      June 30,2003 and December 31, 2002 respectively                          22,374                        22,141
   Additional paid-in capital                                              29,803,452                    29,803,685
   (Deficit) Accumulated in the Development Stage                         (35,916,255)
                                                                         ------------                  ------------
Total Stockholders' [Deficit]                                              (6,090,429)                   (4,301,819)
                                                                         ------------                  ------------
Total Liabilities and Stockholders' [Deficit]                            $    422,101                  $  1,460,696
                                                                         ============                  ============

                             See Accompanying Notes

                                 FUELNATION INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     For the Three Months
                                                         Ended June 30,
                                                  ----------------------------
                                                      2003            2002
                                                  -----------      -----------

Revenue                                           $      --        $      --
                                                  -----------      -----------
Operating expenses:
   Salaries and wages including related taxes          85,714          182,668
   Consulting fees                                     72,554           19,478
   Consulting fees - related party                     55,384             --
   Legal and professional                              23,086           74,722
   Marketing and promotion                               --               --
   Rent                                                 4,472             --
   Rent - related party                                  --               --
   Depreciation                                        12,868           21,243
   Other general and administrative expenses           31,415           60,637
   Impairement Loss on Technology                        --
   Write down of Inventory                            499,749             --
   Loss on Equipment deposit                          752,500             --
   Research and development cost                         --               --
   Financing Costs                                     20,270             --
   Non - Cash Consulting fees                            --            582,921
   Non - Cash Consulting fees - related party            --               --
   Non - Cash Printing costs                             --               --
   Non - Cash Financing costs                            --               --
   Non - Cash Employee Compensation                      --            370,374
                                                  -----------      -----------
Total operating expenses                            1,558,012        1,312,043
                                                  -----------      -----------
Operating Loss                                     (1,558,012)      (1,312,043)

Other Income (Expense):
   Other (Expense) Income                                --              2,983
   Interest expense - related party                    (4,100)            --
   Interest expense                                      (869)          (8,441)
                                                  -----------      -----------
Total other (expense), net                             (4,969)          (5,458)
                                                  -----------      -----------
Net Loss                                          $(1,562,981)     $(1,317,501)
                                                  ===========      ===========
Basic and Diluted Net Loss per Common Share       $     (0.68)     $     (0.99)
                                                  ===========      ===========
Basic and Diluted Weighted Average Common
Shares Outstanding                                  2,294,001        1,330,026
                                                  ===========      ===========


                    See Accompanying Notes

                           FUELNATION INC.
                   (A Development Stage Company)
                      STATEMENTS OF OPERATIONS

                                                                                 Accumulative in
                                                   For the Six Months Ended      the Development
                                                            June 30,                  Stage
                                                  ---------------------------- From Sept. 30, 2000
                                                      2003            2002       to June 30, 2003
                                                  -----------      -----------     ------------

Revenue                                           $      --        $      --       $       --
                                                  -----------      -----------     ------------
Operating expenses:
   Salaries and wages including related taxes         152,222          370,839        1,662,739
   Consulting fees                                     72,555           38,934          145,387
   Consulting fees - related party                    110,768             --            387,314
   Legal and professional                              24,342          141,032          847,927
   Marketing and promotion                               --               --            467,158
   Rent                                                29,528             --            255,428
   Rent - related party                                  --               --             45,387
   Depreciation                                        25,735           25,068          145,699
   Other general and administrative expenses           94,430          118,487          631,773
   Impairement Loss on Technology                        --               --           158,1747
   Write down of Inventory                            499,749             --            499,749
   Loss on Equipment deposit                          752,500             --            752,500
   Research and development cost                         --               --             10,000
   Financing Costs                                     20,270             --            110,270
   Non - Cash Consulting fees                            --            582,921       17,014,280
   Non - Cash Consulting fees - related party            --               --          3,644,251
   Non - Cash Printing costs                             --               --             21,000
   Non - Cash Financing costs                            --               --             92,956
   Non - Cash Employee Compensation                      --            455,561        6,863,527
                                                  -----------      -----------     ------------
Total operating expenses                            1,782,099        1,732,842       35,179,092
                                                  -----------      -----------     ------------
Operating Loss                                     (1,782,099)      (1,732,842)     (35,179,092)

Other Income (Expense):
   Other (Expense) Income                                --              2,983         (694,982)
   Interest expense - related party                    (4,100)            --             (4,100)
   Interest expense                                    (2,412)         (16,881)         (38,081)
                                                  -----------      -----------     ------------
Total other (expense), net                             (6,512)         (13,898)        (737,163)
                                                  -----------      -----------     ------------
Net Loss                                          $(1,788,611)     $(1,746,740)    $(35,916,255)
                                                  ===========      ===========     ============
Basic and Diluted Net Loss per Common Share             (0.78)           (1.38)
                                                  ===========      ===========
Basic and Diluted Weighted Average Common
Shares Outstanding                                  2,287,520        1,265,118
                                                  ===========      ===========


                    See Accompanying Notes

                              FUELNATION INC.
                      (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS


                                                         For the Six Months Ended
                                                                  June 30,              Accumulative in
                                                        ----------------------------    the Development
                                                           2003              2002            Stage
                                                        -----------      -----------      -----------
Cash Flows from Operating Activities:
 Net loss                                               $(1,788,611)     $(1,746,740)    $(35,916,255)
  Adjustments to reconcile net loss to net cash
    provided by (used) in operating activities:
       Depreciation                                          25,734           25,068          145,698
       Non- Cash Employee Compensation                         --            455,561        6,863,527
       Non- Cash Consulting Fees                               --            582,921       17,014,280
       Non- Cash  Consulting Fees -Related Party               --               --          3,644,251
       Non- Cash Financing Costs                               --               --             92,956
       Non- Cash Printing Costs                                --               --             21,000
       Write- Down of Investments                              --               --            657,686
       Loss on Equipment Deposit                            752,500             --            752,500
       Other                                                   --               --             58,508
       Write - Down of Technology and Inventory             499,749             --          2,081,496
       Amortization of Convertible Debt                        --             15,262           30,394

         Changes in Assets and Liabilities:                    --               --
         Inventory                                             --               --           (499,748)
         Due from Escrow Accounts                              --               --            (45,000)
         Due from Affiliates                                   --            250,158          304,680
         Other                                                 --             33,048            8,705
Increase [Decrease] in :                                       --               --
         Accounts Payable                                    70,389           51,244          776,104
         Due to Affiliates                                   (7,016)            --            397,459
         Accrued Liabilites                                 171,906           42,072          581,538
         Payroll and Taxes Payable                          186,696          182,868        1,067,110
                                                        -----------      -----------      -----------
          Net cash provided by (used) in                    (88,653)        (108,538)      (1,963,111)
             operating activities                              --               --               --
Cash Flows from Investing Activities:
   Payments for Technology                                     --               --           (544,903)
   Payment for Fixed Assets                                    --             (2,667)        (246,679)
  Advances Toward Pending Acquisition                          --               --           (402,724)
  Bond Issuance Deposit                                    (240,000)            --           (320,000)
  Cash Received in Acquisition                                 --               --              1,109
                                                        -----------      -----------      -----------
          Net cash used in investing activities            (240,000)          (2,667)      (1,513,197)
                                                        -----------      -----------      -----------
Cash Flows from Financing Activities:
   Cash Overdraft                                                41             --                 41
   Proceeds from issuance of common stock                      --            110,000        3,453,118
   Proceeds from Issuance of Convertible Debt                  --               --             35,953
   Proceeds (Payment) of Loans Payable                         --               --           (100,000)
   Proceeds - Note Payable related party                    328,000             --            328,000
   Debt Restructuring                                          --               --           (255,804)
   Exercise of Stock options                                   --               --             15,000
                                                        -----------      -----------      -----------
          Net cash provided by financing activities         328,041          110,000        3,476,308
                                                        -----------      -----------      -----------
Net (Decrease) Increase in Cash                                (612)          (1,205)            --

Cash, Beginning of Period                                       612            2,196             --
                                                        -----------      -----------      -----------
Cash, End of Period                                     $      --        $       991      $      --
                                                        ===========      ===========      ===========
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for interest:            $      --        $     1,546      $     2,716
                                                        ===========      ===========      ===========
   Cash paid during the period for Income Taxes:        $      --        $      --        $      --
                                                        ===========      ===========      ===========

                              See Accompany Notes

Supplemental Disclosures of Non Cash Investing and Financing Activities:

During the Six Months Ended June 30, 2003 and June 30, 2002
-----------------------------------------------------------

In February 2003, an additional 23,334 shares of common stock were issued to a consultant in settlement of the civil suit. The related cost of these shares was accrued at December 31, 2002.

Inventory with a book value of $ 499,749 was written off in the second quarter of 2003.

Deposits of Equipment with a book value of $752,500 were written off in the second quarter 2003.

The following transaction occurred in 2002:
--------------------------------------------------------------

Options to purchase 8,352 shares of common stock were issued and exercised by the then CEO of the Company at the exercise price of $1.50 per share. The proceeds totaling $12,528 were offset against the amount due to affiliates and $85,187 was was recorded as non cash employee compensation.

Options to purchase 111,722 shares of common stock were issued and exercised by employees of the Company in satisfaction of accrued payroll costs of $167,582, as well as non-cash employee compensation of $370,374

Options to purchase 53,333 shares of common stock were issued and exercised by two consultants. Non-cash consulting expense of $297,921 was recorded, which represented the fair value of the common stock at the time of issuance.

The Company issued 40,000 shares of common stock to a consult for services rendered. Non-cash consulting expense of $285,000 was recorded, which represented the fair value of the common stock at the time of issuance.


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

Note 3. Restructuring Charges

The Company has temporarily put on hold its development of providing real time e-commerce communications in petroleum marketing and energy services. As a result management has taken a write off of inventory of $499,749 and equipment deposit of $752,500 in the second quarter of 2003.

Note 4. Basic and Diluted Loss Per Share

Basic loss per share reflects the amount of loss for the period attributable to each share of common stock outstanding during the reporting period. Diluted loss per share reflects basic loss per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted loss per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti- dilutive effect on loss per share (i.e. reducing loss per share). The dilutive effect, if any, of outstanding options and warrants and their equivalents would be reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of operations and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. For the six months ended June 30, 2003 and 2002, all of the Company's potential common shares were anti-dilutive and a dual presentation of loss per share is not required.

Note 5. Advances and Notes - Related Parties

The Company has borrowed monies from related parties to fund operations. At June 30, 2003 the balance owed to affiliates was $114,316. Currently, there are no interest or repayment terms for the debt and it is treated as if due on demand. In April 2003 the former CEO and board members made arrangements to have a standby letter of credit issued by a bank in the amount of $500,000 to secure a loan in the amount of $328,000 with 5% interest and to guarantee performance and payment of a consulting agreement in the amount of $150,000, both obligations are due in 6 months. The loans have been secured by stock owned by the affiliates and guarantees by the affiliates. The company used $240,000 of these proceeds to satisfy the application and commitment fees related to the bond financing and standby letter of credit.

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

In February 2003, an additional 23,334 shares of common stock were issued to a consultant to finalize a settlement of a civil suit.

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

                                                                    Three Months                         Six Months
                                                                   Ended June 30,                      Ended June 30,
                                                           -----------------------------      ------------------------------
                                                                2003             2002               2003             2002
                                                           ------------      -----------      -------------      -----------

Net Loss, as reported                                     $  (1,562,981)     $(1,317,501)     $  (1,788,611)     $(1,746,740)

Add: Stock-based employee compensation
         expense as reported                                      (--)           370,374              (--)           455,561

Deduct: Stock-based employee compensation
              expense determined under the fair value
              based method                                         --           (474,837)              --           (563,391)
                                                          -------------      -----------      -------------      -----------
Pro- Forma Net Loss                                       $  (1,562,981)     $(1,421,964)     $  (1,788,611)     $(1,854,570)
                                                          =============      ===========      =============      ===========


Basic and Diluted Loss per Share:
  As Reported                                             $        (.68)     $      (.99)     $        (.78)     $     (1.38)
  Pro Forma                                               $        (.68)     $     (1.07)     $        (.78)     $     (1.47)


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

Note 10 Subsequent Events

In September 2003 FuelNation authorized the issuance of a one- year subordinated promissory note which accrues interest at the rate of 18% in the amount of $1,000,000. The note will be convertible into $0.50 cent shares of FuelNation common stock at the option of the holder. During the term of the note the holders will have no voting rights with the shares and the note will be treated on an as-converted basis. The note holders will be entitled to receive any benefits, a common stockholder would be entitled to, other than voting rights, on an as-converted basis. The note holders will be entitled to participate in any stock dividend, stock split, rights offering, and dividend. The note holders will have no voting rights as a common stock holder, other than rights they would receive related to any benefits on an as-converted basis.

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

The founders of FuelNation have been working on the concept of the "Super Store" of Travel Centers since 1999. The establishing of site selection, zoning approvals, and governmental approvals has been a daunting task. The project has been approved to receive the proceeds of $100 million in secured taxable revenue notes The Company was required to raise monies to pay for closing costs and issuance fees in an amount of approximately $5 million. The company originally made application for $330 million in note offerings and was approved, but decided to break it into smaller portions because of the difficulty in raising the funds needed to close and the upfront costs to execute such an enormous business.

The Travel Center project is on target to fund and break ground this year and targeted to provide construction for the onsite fueling by end of year 2003. We have been working diligently to satisfy all requirements to complete the underwriting for the $100 million secured taxable revenue notes. As of the date of this filing we have negotiated to start construction in three phases with the first phase of $25,000,000 to begin the construction of the Davie, Florida travel center. The final terms are still being negotiated between all parties.

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

The "Super" Petroleum Marketing Division. We intend to consolidate several petroleum marketers and automate their existing customer base with real time e-commerce solutions to create a "Super" Petroleum Marketer. The first phase of our expansion plan will be supplying fuel and offering our automation to existing branded and unbranded sites for long established petroleum marketers. The second phase will be aligning our e- commerce automation with transportation lines to roll-out the FuelNation Brand and identity with unmatched e-commerce and automation. The third phase will be to identify key assets in the petroleum marketing industry and acquire them.

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

Our objective is to be the leading "Super" Petroleum Marketer engaged in the development of providing petroleum supply with e- commerce communications in petroleum marketing and energy services and to build and develop a portfolio of real estate assets with our concept of the "Super Store" of Travel Centers across America.

The Company's business model will be conducted through two subsidiaries, "Super" Petroleum Marketing Division ("Marketing Division"), and the "Super Store" Travel Center Division ("Travel Center").

The "Super Store" Travel Center Division. FuelNation plans to build the "Super Store" of Travel Centers in the state of Florida and additional locations in key states. We have focused our attention to the needs of the industry and our location planning to the most populous areas in the state. The plans for the first location currently consist of three phases of construction. Phase one will provide for 40,000 sf of Travel Center, restaurant, food service, drivers lounge and convenience store in one building. Also included in phase one on the property is a 24 pump diesel fueling depot, 10 pump automotive fueling, truck and car wash, 311 tractor trailer parking slots. Phase two and three will provide two 190,000 sf buildings for a total of 380,000sf Travel Center and Office, 200 room hotel and office center, 35,000 sf retail mall, 30,000 sf spa and gym and a three story parking garage. . The "Super" Petroleum Marketing Division. We intend to consolidate petroleum marketers and automate their existing customer base with real time e-commerce solutions. The first phase of our expansion plan will be supplying fuel and offering our automation to existing branded and unbranded sites for long established petroleum marketers. The second phase will be aligning our e-commerce automation with transportation lines to roll-out the FuelNation Brand and identity with unmatched e- commerce and automation. The third phase will be to identify key assets in the petroleum marketing industry and acquire them.

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

The technology underlying our e-commerce and Business-to-Business transaction services provides the following benefits:

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

Real-time responses. Because our services enable online e-commerce and Business-to-Business transactions in real-time, clients can improve their level of customer satisfaction and reduce their support costs by avoiding delayed responses and minimizing the need for follow-up communications.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

(a) Exhibits -

31.1 CHIEF EXECUTIVE OFFICER CERTIFICATION

32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b) Reports on Form 8-K

(1) January 27, 2003.

                           SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        FUELNATION, INC.
                          (Registrant)

                  Dated: September 23, 2003,

                    By: /s/ Charles Brodzki
                    --------------------------
                    Charles Brodzki,
                    President