Form 10QSB
period 2003-09-30
FUELNATION INC
filed 2003-12-09
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2003

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of December 04, 2003 was 2,294,493 shares.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                           FUELNATION INC.
                     (A Development Stage Company)
                            BALANCE SHEET

                                                                        September 30,                  December 31,
                                                                             2003                         2002
                                                                          (Unaudited)                   (Audited)
                                                                         ------------                  ------------
                                     ASSETS

CURRENT ASSETS:
   Cash                                                                  $          1                 $         612
   Inventories                                                                   --                         499,749
   Other                                                                      321,120                        81,120
                                                                         ------------                  ------------
Total Current Assets                                                          321,121                       581,481
                                                                         ------------                  ------------
FIXED ASSETS:
   Office Furniture and Equipment and Computer Systems, net of
     accumulated depreciation of $158,566 and $119,964                         88,113                       126,715
                                                                         ------------                  ------------

OTHER ASSETS:
   Deposits on Equipment                                                         --                         752,500
                                                                         ------------                  ------------
                                                                                 --                         752,500
                                                                         ------------                  ------------
Total  Assets                                                            $    409,234                  $  1,460,696
                                                                         ============                  ============

                     LIABILITIES AND STOCKHOLDERS' [DEFICIT]

CURRENT LIABILITIES:
   Cash Overdraft                                                        $        223                  $
   Accounts payable                                                           743,191                       672,803
   Accrued Liabilities                                                        583,699                       329,540
   Payroll and Taxes Payable                                                1,160,457                       880,414
   Convertible Debt                                                            35,953                        35,953
   Note Payable - related party                                               328,000
   Note Payable                                                                25,000                        25,000
   Due to Affiliates                                                          111,606                       121,332
   Other Payables                                                             149,500                       149,500
                                                                         ------------                  ------------
Total Current Liabilities                                                   3,137,629                     2,214,542

Commitments and Contingencies

Common Stock Subject to Repurchase, 57,108 Shares Issued and
Outstanding at September 30, 2003 and December 31, 2002                     3,547,973                     3,547,973
                                                                         ------------                  ------------
STOCKHOLDERS' [DEFICIT]:

   Preferred Stock, $.01 par value, 5,000,000 shares
      authorized; none issued and outstanding                                    --                            --
   Common Stock, $.01 par value, 100,000,000 shares
      authorized; 2,237,385  and 2,214,050 issued and outstanding at
      September 30,2003 and December 31, 2002 respectively                     22,374                        22,141
   Additional paid-in capital                                              29,803,452                    29,803,685
   (Deficit) Accumulated in the Development Stage                         (36,102,194)                  (34,127,645)
                                                                         ------------                  ------------
Total Stockholders' [Deficit]                                              (6,276,368)                   (4,301,819)
                                                                         ------------                  ------------
Total Liabilities and Stockholders' [Deficit]                            $    409,234                  $  1,460,696
                                                                         ============                  ============

                             See Accompanying Notes

                                 FUELNATION INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     For the Three Months
                                                      Ended September 30,
                                                  ----------------------------
                                                      2003            2002
                                                  -----------      -----------

Revenue                                           $      --        $      --
                                                  -----------      -----------
Operating expenses:
   Salaries and wages including related taxes          75,247          184,711
   Consulting fees                                       --               --
   Consulting fees - related party                     55,384             --
   Legal and professional                                --             36,225
   Marketing and promotion                               --               --
   Rent                                                 6,200             --
   Rent - related party                                  --               --
   Depreciation                                        12,868           21,243
   Other general and administrative expenses           31,270           33,202
   Impairement Loss on Technology                        --            891,747
   Write down of Inventory                               --               --
   Loss on Equipment deposit                             --               --
   Research and development cost                         --               --
   Financing Costs                                       --               --
   Non - Cash Consulting fees                            --             57,740
   Non - Cash Consulting fees - related party            --               --
   Non - Cash Printing costs                             --               --
   Non - Cash Financing costs                            --               --
   Non - Cash Employee Compensation                      --               --
                                                  -----------      -----------
Total operating expenses                              180,969        1,224,868
                                                  -----------      -----------
Operating Loss                                       (180,969)      (1,224,868)

Other Income (Expense):
   Other (Expense) Income                                --              5,131
   Interest expense - related party                    (4,100)            --
   Interest expense                                      (869)          (8,937)
                                                  -----------      -----------
Total other (expense), net                             (4,969)          (3,806
                                                  -----------      -----------
Net Loss                                          $  (185,938)     $(1,228,674)
                                                  ===========      ===========
Basic and Diluted Net Loss per Common Share       $     (0.08)     $     (0.82)
                                                  ===========      ===========
Basic and Diluted Weighted Average Common
Shares Outstanding                                  2,294,001        1,492,271
                                                  ===========      ===========


                    See Accompanying Notes

                           FUELNATION INC.
                   (A Development Stage Company)
                      STATEMENTS OF OPERATIONS

                                                                                  Accumulative in
                                                   For the Nine Months Ended      the Development
                                                        September 30,                  Stage
                                                  ----------------------------          FROM
                                                      2003            2002       September 30, 2000
                                                                                         TO
                                                                                 September 30, 2003
                                                  -----------      -----------     ------------

Revenue                                           $      --        $      --       $       --
                                                  -----------      -----------     ------------
Operating expenses:
   Salaries and wages including related taxes         227,468          535,550        1,737,986
   Consulting fees                                     86,110           39,714          158,942
   Consulting fees - related party                    166,152             --            442,698
   Legal and professional                              24,342          216,970          847,927
   Marketing and promotion                               --               --            467,158
   Rent                                                35,728             --            261,628
   Rent - related party                                  --               --             45,387
   Depreciation                                        38,602           37,268          158,566
   Other general and administrative expenses          112,146          140,240          649,489
   Impairement Loss on Technology                        --            891,747        1,581,747
   Write down of Inventory                            499,749             --            499,749
   Loss on Equipment deposit                          752,500             --            752,500
   Research and development cost                         --               --             10,000
   Financing Costs                                     20,270             --            110,270
   Non - Cash Consulting fees                            --            640,661       17,014,280
   Non - Cash Consulting fees - related party            --               --          3,644,251
   Non - Cash Printing costs                             --               --             21,000
   Non - Cash Financing costs                            --               --             92,956
   Non - Cash Employee Compensation                      --            455,561        6,863,527
                                                  -----------      -----------     ------------
Total operating expenses                            1,963,067        2,957,711       35,360,061
                                                  -----------      -----------     ------------
Operating Loss                                     (1,963,067)      (2,957,711)     (35,360,061)

Other Income (Expense):
   Other (Expense) Income                                --              8,114         (694,982)
   Interest expense - related party                    (8,200)            --             (8,200)
   Interest expense                                    (3,282)         (25,817)         (38,951)
                                                  -----------      -----------     ------------
Total other (expense), net                            (11,482)         (17,703)        (742,133)
                                                  -----------      -----------     ------------
Net Loss                                          $(1,974,549)     $(2,975,414)    $(36,102,194)
                                                  ===========      ===========     ============
Basic and Diluted Net Loss per Common Share             (0.86)           (2.22)
                                                  ===========      ===========
Basic and Diluted Weighted Average Common
Shares Outstanding                                  2,287,520        1,340,836
                                                  ===========      ===========


                    See Accompanying Notes

                              FUELNATION INC.
                      (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS


                                                         For the Nine Months Ended
                                                             September 30,              Accumulative in
                                                        ----------------------------    the Development
                                                           2003              2002            Stage
                                                        -----------      -----------      -----------
Cash Flows from Operating Activities:
 Net loss                                               $(1,974,549)     $(2,975,414)    $(36,102,194)
  Adjustments to reconcile net loss to net cash
    provided by (used) in operating activities:
       Depreciation                                          38,602           37,268          158,566
       Non- Cash Employee Compensation                         --            455,561        6,863,527
       Non- Cash Consulting Fees                               --            640,661       17,014,280
       Non- Cash  Consulting Fees -Related Party               --               --          3,644,251
       Non- Cash Financing Costs                               --               --             92,956
       Non- Cash Printing Costs                                --               --             21,000
       Write- Down of Investments                              --               --            657,686
       Loss on Equipment Deposit                            752,500             --            752,500
       Other                                                   --               --             58,508
       Write - Down of Technology and Inventory             499,749          891,747        2,081,496
       Amortization of Convertible Debt                        --             22,894           30,394

         Changes in Assets and Liabilities:                    --               --
         Inventory                                             --               --           (499,748)
         Due from Escrow Accounts                              --               --            (45,000)
         Due from Affiliates                                   --            393,984          304,680
         Other                                                 --             33,048            8,705
Increase [Decrease] in :                                       --               --
         Accounts Payable                                    70,388           83,208          776,104
         Due to Affiliates                                   (9,726)            --            394,749
         Accrued Liabilites                                 254,159           63,881          663,791
         Payroll and Taxes Payable                          280,043          324,037        1,160,457
                                                        -----------      -----------      -----------
          Net cash provided by (used) in                    (88,834)         (29,125)      (1,963,292)
             operating activities                              --               --               --
Cash Flows from Investing Activities:
   Payments for Technology                                     --               --           (544,903)
   Payment for Fixed Assets                                    --             (2,667)        (246,679)
  Advances Toward Pending Acquisition                          --               --           (402,724)
  Bond Issuance Deposit                                    (240,000)         (80,000)        (320,000)
  Cash Received in Acquisition                                 --               --              1,109
                                                        -----------      -----------      -----------
          Net cash used in investing activities            (240,000)         (82,667)      (1,513,197)
                                                        -----------      -----------      -----------
Cash Flows from Financing Activities:
   Cash Overdraft                                               223             --                223
   Proceeds from issuance of common stock                      --            110,000        3,453,118
   Proceeds from Issuance of Convertible Debt                  --               --             35,953
   Proceeds (Payment) of Loans Payable                         --               --           (100,000)
   Proceeds - Note Payable related party                    328,000             --            328,000
   Debt Restructuring                                          --               --           (255,804)
   Exercise of Stock options                                   --               --             15,000
                                                        -----------      -----------      -----------
          Net cash provided by financing activities         328,223          110,000        3,476,490
                                                        -----------      -----------      -----------
Net (Decrease) Increase in Cash                                (611)          (1,792)               1

Cash, Beginning of Period                                       612            2,196             --
                                                        -----------      -----------      -----------
Cash, End of Period                                     $         1      $       404      $         1
                                                        ===========      ===========      ===========
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for interest:            $      --        $     1,546      $     2,716
                                                        ===========      ===========      ===========
   Cash paid during the period for Income Taxes:        $      --        $      --        $      --
                                                        ===========      ===========      ===========

                              See Accompany Notes

Supplemental Disclosures of Non Cash Investing and Financing Activities:

During the Nine Months Ended September 30, 2003 and September 30, 2002
-----------------------------------------------------------

In February 2003, an additional 23,334 shares of common stock were issued to a consultant in settlement of the civil suit. The related cost of these shares was accrued at December 31, 2002.

Inventory with a book value of $ 499,749 was written off in the second quarter of 2003.

Deposits on Equipment with a book value of $752,500 were written off in the second quarter 2003.

The following transaction occurred in 2002:
--------------------------------------------------------------

Options to purchase 8,352 shares of common stock were issued and exercised by the then CEO of the Company at the exercise price of $1.50 per share. The proceeds totaling $12,528 were offset against the amount due to affiliates and $85,187 was recorded as non cash employee compensation.

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

The Company issued 40,000 shares of common stock to a consultant for services rendered. Non-cash consulting expense of $285,000 was recorded, which represented the fair value of the common stock at the time of issuance.

      The Company granted options to purchase 80,000 shares of common stock, which were exercised at a price of $1.50 per share, to an affiliated company as partial repayment of the loan due to the affiliated entity. The fair value of the options plus the proceeds upon exercise approximated $234,000 which was the amount offset against the amount due to the affiliate.

The Company granted options to purchase 51,333 shares of common stock, which were exercised at a price ranging from $1.20 to $1.70 per share to a consultant for services rendered. Non-cash consulting expense of $57,740 was recorded, which represented the fair value of the common stock at the time of issuance.


                    See Attached Accompanying Notes

                                 FUELNATION INC.
                          (A Development Stage Company)
                               September 30, 2003
                                   (Unaudited)

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

     The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses and as of September 30, 2003,has a working capital deficiency of $2,816,508 and a capital deficiency of approximately $36.1 million. Since October 2000, the Company has relied on financial support from equity financing and loans from affiliated entities. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

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

Note 4. Basic and Diluted Loss Per Share

      Basic loss per share reflects the amount of loss for the period attributable to each share of common stock outstanding during the reporting period. Diluted loss per share reflects basic loss per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted loss per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti- dilutive effect on loss per share (i.e. reducing loss per share). The dilutive effect, if any, of outstanding options and warrants and their equivalents would be reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of operations and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. For the nine months ended September 30, 2003 and 2002, all of the Company's potential common shares were anti-dilutive and a dual presentation of loss per share is not required. At September 30, 2003 there were 300,000 authorized and un-issued options outstanding which could dilute future earnings per share.

Note 5. Advances and Notes - Related Parties

      The Company has borrowed monies from related parties to fund operations. At September 30, 2003 the balance owed to affiliates was $111,606. Currently, there are no interest or repayment terms for the debt and it is treated as if due on demand. In April 2003 the former CEO and board members made arrangements to have a standby letter of credit issued by a bank in the amount of $500,000 to secure a loan in the amount of $328,000 with 5% interest and to guarantee performance and payment of a consulting agreement in the amount of $150,000, both obligations are due in 6 months. The loans have been secured by stock owned by the affiliates and guarantees by the affiliates. The company used $240,000 of these proceeds to satisfy the application and commitment fees related to the bond financing and standby letter of credit. The loan is currently in default and there are ongoing discussions to covert this debt into preferred equity of The Company.

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

                                                                    Three Months                         Nine Months
                                                                  Ended September 30,                Ended September 30,
                                                           -----------------------------      ------------------------------
                                                                2003             2002               2003             2002
                                                           ------------      -----------      -------------      -----------

Net Loss, as reported                                     $  (185,938)     $(1,228,674)     $  (1,974,549)     $(2,975,417)

Add: Stock-based employee compensation
         expense as reported                                      (--)              --              (--)           455,561

Deduct: Stock-based employee compensation
              expense determined under the fair value
              based method                                         --         (474,837)              --           (563,391)
                                                          -----------      -----------      -------------      -----------
Pro- Forma Net Loss                                       $  (185,938)     $(1,228,674)     $  (1,974,549)     $(3,083,244)
                                                          ===========      ===========      =============      ===========


Basic and Diluted Loss per Share:
  As Reported                                             $      (.08)     $      (.82)     $        (.86)     $     (2.22)
  Pro Forma                                               $      (.08)     $      (.82)     $        (.86)     $     (2.29)


Note 9. Contingencies and Legal Proceedings.

      The following is a summary of pending legal proceedings to which we are a party and our property is subject. Any judgments recorded, were default judgments from the inability of FuelNation to properly fund and/or defend the allegations in the complaint. The company has recently retained legal counsel to represent our interests in these cases and all options are being researched. We believe that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on our financial condition. However, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows.

      On July 25, 2002 the Company was served with a civil action from one of the four individual note holders, Peter Gianoukas vs. FuelNation Inc. (Docket No. L4202-02 in the Superior Court of New Jersey), in the principal amount of $11,541. The note has been repurchased by the company and the case has been dismissed with Prejudice. Additional information is available in Subsequent events below.

      On December 2, 2002 in a case entitled Richard Maddox vs. FuelNation Inc. (CASE#02-22492-CACE-25) Broward County, Florida (17th Judicial Circuit), the Company was named as a defendant by a shareholder in a securities-related suit for money damages in the amount of $25,000 based on allegations of unjust enrichment. The company has entered into a stipulation for settlement with the shareholder, and paid a $1,500 fee for the right to extend the buy back of the shares until January 15, 2004.

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

      In April 2003, our independent auditors received a request from the SEC seeking the production of documents in connection with an informal investigation. The Company has not received the notice The Company cannot predict when this investigation will be completed, nor can it predict what the results of this investigation may be. It is possible that the Company will be required to pay fines, consent to injunctions on future conduct, or suffer other penalties, each of which could have a material adverse effect on its business. The Company cannot assure you that the effects and result of this investigation will not be material and adverse to its business, financial condition and liquidity. As of the date of this filing, there have been no subsequent requests for information.

Note 10. Subsequent Events

      In December 2003 FuelNation entered into a Fuel Supply Agreement with ALKHALIFA PETROLEUM CORP., a Florida for Profit Corporation, 100% owned and controlled by FuelNation's director Sheikh Isa Mohammed Isa Al-Khalifa. The company has entered into this relationship with ALKHALIFA PETROLEUM CORP., to allow Sheikh Isa Mohammed Isa Al-Khalifa to use his Petroleum relationships and Contacts to negotiate the most favorable terms on fuel supply and provide the company the necessary credit in order to receive the supplies of fuel to implement our business plan and maintain a competitive pricing on fuel. In addition to the Fuel Supply Contract, Sheikh Isa Mohammed Isa Al-Khalifa has made arrangements for FuelNation to receive a marketing and advertising allowance for a period of 10 years, commencing with the term of the fuel supply agreement. The marketing and advertising allowance will pay FuelNation
$200,000 per month for a total of $2,400,000 annually for a period of 10 years. This lease allows the fuel supplier the right to advertise on site and is additional consideration to FuelNation for agreeing to execute a fuel supply agreement. In order to assist FuelNation with additional financing's we have asked that the obligations for the 10 year marketing and advertising lease agreement be secured by a documentary letter of credit issued by one of the world's top banks. The marketing and advertising lease is contingent upon the closing of the Travel Center project and the lease will commence January 2004 through January 2014.

      In November 2003 the company authorized the issuance of up to 30,000 shares of Series A Convertible Preferred Stock. Because this offering is limited to accredited investors in reliance upon exemptions contained in the Securities Act of 1933 ("Securities Act") and Rule 506 promulgated thereunder and applicable state securities laws, the Shares are being sold without registration under the Securities Act. The price per Share is $1,000.00 ("Original Purchase Price"). Each Preferred share will always maintain a conversion ratio to common stock such that the percentage of ownership in the Company represented by one share of Series A Convertible Preferred Stock is constant. One share of Series A Convertible Preferred
Stock is equal to .00255% of the total issued and fully diluted common stock of the Company. The Series A Convertible Preferred Stock upon issuance of all 30,000 shares will maintain 76.5% percent ownership and votes on a fully diluted basis. The common shareholders would then maintain 23.5% of the votes. Non-cumulative dividends on the Series A Preferred will be at the rate of 8% per share per annum ("Dividends"). Dividends will be payable only if, as and when declared by the Board of Directors ("Board"). The Company intends to file a registration statement and have the preferred shares trade on an exchange.
Upon the registration statement for the preferred shares becoming effective, and the preferred shares becoming tradable, the conversion feature and the anti-dilution will be removed from the shares.

      In November 2003 the Company has been in discussions with certain investors and common shareholders to Convert their common stock and invest in the Preferred share offering. Because this offering is limited to accredited investors in reliance upon exemptions contained in the Securities Act of 1933 ("Securities Act") and Rule 506 promulgated there under and applicable state securities laws, the Shares are being sold without registration under the Securities Act. All applicable filings and or disclosures will be filed.

      On November 10, 2003 FuelNation executed a Consulting agreement with Waterville Investment Research located at 1641 Third Avenue, 15A, New York, NY 10128. The Term of the agreement is for one year commencing until November 20, 2004. The company operates a research and public relations Firm with a web site located at(www.watervilleresearch.com). Waterville will be providing data and research on FuelNation's business, history of FuelNation's trading stock, prospects for FuelNation, managements view of our trading stock relevant to the market, quarterly updates on FuelNation for one-year, provide reports to retail clients, investment houses, brokerage firms and research centers. The cost to the company is 25 restricted preferred shares at a value of $25,000 dollars and $500.00 dollars in cash.

      On October 21, 2003, the Company and the controlling shareholders Successfully entered into a SHARE SALE AND CONTRIBUTION AGREEMENT WITH BRAUSER REAL ESTATE, LLC. ("Brauser"). WHEREAS, BRAUSER wishes to acquire, develop and finance the Travel Center Project in Davie, Florida [see August 2003 subsequent event note] and simultaneously contract with FuelNation to purchase the facility, From BRAUSER, with assumption of the debt and the issuance of common and Preferred Shares for the BRAUSER equity; and WHEREAS, BRAUSER wishes to acquire from the Controlling Shareholder's and the Company a sufficient number of shares of common Stock, and to be issued Series A Convertible Preferred stock, to provide BRAUSER With ownership of fifty-one percent (51%) of the issued and outstanding shares of Common stock of the Company (the "Shares") for his equity contribution not to Exceed twenty million dollars. As of December 03, 2003 BRAUSER and FuelNation's Director Sheikh Isa Mohammed Isa Al-Khalifa have signed and executed a loan commitment in the amount of $20,000,000 dollars for the acquisition of the land. Discussions with the lender are ongoing to increase the loan an additional $18,000,000 dollars, immediately after the closing on the purchase of the land, for the construction of the Travel Center, which is contingent on the land closing.

      In September 2003 FuelNation authorized the issuance of a one-year subordinated promissory note which accrues interest at the rate of 18% in the amount of $1,000,000. The note will be convertible into $0.50 cent shares of FuelNation common stock at the option of the holder. The Company has agreed to replace the note issuance with the Series A Convertible Preferred stock as described above.

      In September 2003 three of the current convertible debt holders were issued one-year subordinated promissory notes, as described above, in the amount of $48,823, in settlement of their original notes totaling $24,412 as described above. The Company has agreed to replace the note issuance with the Series A Convertible Preferred stock as described above and cancel the note issuance.

      In August 2003, FuelNation Travel Center, LLC ("FNTC"), a special purpose corporation, changed issuers for the bond offering because of the inability of the prior lender to satisfy our requirements and investors concerns. The new issuer for the bonds is a political body and one of the top bond issuers in the state of Florida. As of November 2003 we will be borrowing construction financing from a lending institution and issuing bonds to pay off the construction lender.

      In July 2003 The company has entered into a stipulation for settlement with a shareholder and has agreed to buy back the shares prior to January 15, 2004 in a case entitled Richard Maddox vs. FuelNation Inc.
(CASE#02-22492-CACE-25) Broward County, Florida (17th Judicial Circuit).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS/PLAN OF OPERATION

Forward-Looking Statements

      The following discussion should be read in conjunction with our unaudited Financial Statements and notes thereto included herein. Certain statements in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to the safe harbor provisions of this legislation. Words such as "expects," "intends," "plans," "projects," "believes," "estimates," "will" and similar expressions typically identify such forward-looking statements. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.

      Even though we believe our expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. Important factors that could cause actual results to differ materially from those contained in our forward-looking statements include, among others, changes in:

      .    Industry-wide petroleum margins;

      . Construction materials and labor, availability of underground and above Ground petroleum storage, dispensing and transportation equipment;

      . Petroleum and other raw material costs, the cost of transportation of petroleum, embargoes, industry expenditures for the discovery and production of crude oil, military conflicts between, or internal instability in, one or more oil-producing countries, governmental actions, and other disruptions of our ability to obtain refined petroleum products;

      .    Market volatility due to world and regional events;

      .    Availability and cost of debt and equity financing;

      .    Labor relations;

      .    U.S. and world economic conditions;

      .    Supply and demand for refined petroleum products;

      . Reliability and efficiency of our operating facilities which are affected by such potential hazards as equipment malfunctions, travel center construction/repair delays, explosions, fires, fuel spills and the impact of severe weather and other factors which could result in significant unplanned downtime;

      . Actions taken by competitors which may include both pricing and expansion or retirement of fuel supply capacity;

      . Civil, criminal, regulatory or administrative actions, claims or proceedings and regulations dealing with protection of the environment, including refined petroleum product composition and characteristics;

      .    Acts of war or terrorism;

      . Ability to purchase, transport and sell refined petroleum products And lubricants;

      .    Other unpredictable or unknown factors not discussed.

      Because of all of these uncertainties, and others, you should not place undue reliance on our forward-looking statements. We disclaim any obligation to update forward looking statements.

OVERVIEW AND ONGOING RESTRUCTURING DISCUSSED

      FuelNation Inc. ("we," "us," "our," "FuelNation" or the "Company"), a Florida-based development stage corporation which was incorporated in Florida in 1993. We are planning to build and develop a portfolio of real estate assets with our concept of the "Super Store" of Travel Centers across The United States. We have also been engaged in the development of providing real-time e-commerce communications in petroleum marketing and energy services.

BUSINESS MODEL DISCUSSED FROM 2000 TO PRESENT

2000 TO 2001

      The Company's business model since the change of management and control in October 2000, is to penetrate the petroleum market through the acquisition of well established petroleum marketers and their existing fuel supply base regionally. We assembled and developed leading edge technology that provided the company the necessary management controls and inventory tracking in order to execute our proposed business plan. Development partnerships were established with the leading equipment suppliers, satellite and telephone companies, transportation companies, petroleum companies and petroleum marketers. The controls developed to manage the acquisitions were installed at key locations in the United States as well as Manama, Bahrain in the Middle East. Data servers were installed in Lexington, Kentucky at Echosat Communications, a leading satellite and full service communications company, and in Manama, Bahrain at Batelco, a full service telephone company throughout the entire Middle East. The data servers were installed to collect, store and manage data in a secured, centralized environment to execute an efficient management of petroleum acquisitions. Installations were installed at no charge in several of the worlds leading oil Company location's in order to test and develop live data through the networks and provide a fee based automation service to the industry.

      Commitments for financing for the first potential acquisitions were issued by EMAC Enterprise Mortgage Acceptance Corporation) in the amount of $20 million dollars. These funds were to acquire portions of our first acquisitions based in Mount Vernon, Missouri. These acquisitions would have given FuelNation the management and industry talent with two generations of experience, along with market penetration to execute the business plan. EMAC for whatever reasons was unable to complete the funding and has subsequently went out of business. The acquisition was put on hold and alternative financing was being pursued.

      Commitments were signed for additional financing in the amount of $35 million dollars in equity financing. This financing was arranged by and through Westminster Securities and final documents were executed on September 06, 2001. FuelNation was required to register the securities for sale prior to the funding. In the next five days September 11, 2001, and the terrorist events that followed, forced the company to seek an alternate means of financing because the equity would have been too dilutive to the common stockholders.

2002 TO 2003

      In early 2002 we paid fees and signed a commitment with Sovereign Funding, LLC to issue taxable revenue Bonds in the amount of $330 million dollars. Sovereign had represented that they would be issuing the bonds through Public Agencies as defined in Chapter 163, Florida Statutes, means a political subdivision, agency, or officer of this state or of any state of the United States, and of any commonwealth, territory, possession, or protectorate of the United States. Financings are made available outside the Area of Operation of the Authority by utilizing Interlocal Agreements with Public Agencies which have geographical jurisdiction for the project to be financed. Financing can be provided for any "Project" as defined in the ordinance. We negotiated and agreed to have an Interlocal agreement issued from Middletown, Ohio through one of our proposed petroleum marketing acquisition candidates. The Interlocal agreement was approved and Sovereign Funding required FuelNation to pay Sovereign a fee in the amount of 3.5% of the Bond funding amount.

      On July 29, 2002, FuelNation entered into a letter agreement with Sheikh Isa Mohammed Isa Al-Khalifa, a director of the Company, to provide a cost of issuance and shortfall letter of credit for the Company's proposed $330 million taxable municipal bond issue in amounts equal to approximately 3.5% (three and one half percent) of the bond amount for a total of approximately $10,500,000 in three installments of approximately $3,500,000.

      FuelNation was to issue a taxable Municipal Bond Issue in the amount of $330,000,000 USD in three series, A,B,C of approximately $110,000,000 each, for the purpose of developing a public purpose travel and transportation center in Davie, Florida and the acquisition and consolidation of five (5) petroleum marketers/petroleum transporters and centralize the acquisitions with automation and tracking of petroleum from the state of Ohio. FuelNation was using a Public Agency, as defined in Chapter 163, Florida Statutes for the bond issuance with an Interlocal agreement between a public agency in Ohio and Florida.

      On August 15, 2002 the company issued a press release to announce the funding and the bond commitment was signed and all monies for the fees were raised. Three hours after the press release the CEO and President was arrested and all company operations and financings came to a complete stop and the then current CEO and President voluntarily agreed to step down from his role as an officer of the company and defend a personal legal battle, unrelated to the company as is further detailed in the filing. The CEO and President denies that he has committed any offense or violation of law and has assured the Company that he will vigorously defend himself against the charges made against him.

2003 TO PRESENT

      In January 2003 FuelNation incorporated a new single purpose entity named FuelNation Travel Center, LLC (FNTC) in order to enter into a modified and new financing commitment with Sovereign Funding, LLC to fund $100 million of the $330 million in taxable revenue bonds. The manager and 100% owner of FNTC is William Schlecht, who is also a director of the Company. In January 2003, Mr. Schlecht entered into an agreement with the Company pursuant to which he agreed to assign his membership interests in FNTC and remain as manager of FNTC until completion of the funding, in exchange for the issuance of 100,000 shares of FuelNation common stock.

      FuelNation was required to pay application and commitment fees for the bond issuance in the amount of $328,000 dollars and provide prepayment of interest for the bonds in the form of a letter of credit for the Company's proposed $100 million dollar taxable revenue bond issue in amounts equal to approximately 3.5% (three and one half percent) of the bond amount. In April 2003 Gerald Brauser, an investor, advanced on behalf of FuelNation Travel Center, LLC the necessary fees and commitment monies to Sovereign Funding, LLC. During the next six months Gerald Brauser provided proof of the resources to Sovereign Funding, LLC of his ability to issue the funds for closing to pay all costs for the taxable revenue bond and paid $328,000 in fees to Sovereign Funding, LLC. FuelNation's due diligence discovered that Sovereign Funding, LLC had funded a Prior taxable revenue bond, November 2002 and that Sovereign Funding was unable to deliver the Appropriate credit enhancement to allow the borrowers to draw funds from the bond Issue. FuelNation elected to terminate the business relationship with Sovereign Funding, LLC and requested a full refund of all fees and expenses paid to Sovereign Funding, LLC and approached the Public Agency directly for a bond issuance.

      In September 2003 Gerald Brauser, the owner of BRAUSER REAL ESTATE, LLC, committed to purchase the land for the Travel Center from the owner Jolmy Enterprises, Inc., and convey the purchase of the Property to FuelNation in exchange for 51% ownership of the issued and outstanding shares of FuelNation, as is further detailed in the October 21, 2003, SHARE SALE AND CONTRIBUTION AGREEMENT WITH BRAUSER REAL ESTATE, LLC. Gerald Brauser has paid an at risk deposit on the contract to the owner of the property in the amount of $850,000 dollars and has retained the services of Plana International Corp.
Attention: Jaime Plana for the design and architectural services related to the project. All site plan submissions and fuel designs have been submitted to the appropriate authorities for approval.

      In November 2003 Mr. Brauser and Sheikh Isa Mohammed Isa Al-Khalifa signed a commitment with a New Jersey based, construction lender for the amount of $20 million dollars. Mr. Brauser advanced a non-refundable commitment fee in the amount of $225,000 dollars, which has been paid and he has agreed to pay an additional $400,000 at closing of the loan as per the commitment. The attorneys are currently working on the due diligence check list and providing all of the necessary documentation as required to complete the lenders requirements and to close the purchase.

      In December 2003 Mr. Brauser and Sheikh Isa Mohammed Isa Al-Khalifa agreed to fund the cost of issuance and prepay the interest on the issuance of $25 million dollars of Taxable Secured Revenue notes, Series 2003A for the FuelNation Travel Center project. The Issuer will be a Public Agency, as defined in Chapter 163, Florida Statutes for the bond. Mr. Brauser has agreed to pay for the cost of issuance and the first year of interest in the amount of approximately $750,000 dollars. Sheikh Isa Mohammed Isa Al-Khalifa has agreed to have a letter of credit issued from a major financial banking institution which maintains a credit Rating of "AA" or better for the rating and guarantee of repayment on the bonds. Mr. Brauser and Sheikh Isa Mohammed Isa Al-Khalifa intend to secure an additional $75 million dollars from the same series of Taxable Secured Revenue notes in order to complete the second and third phases of construction. The Note issuer has provided the necessary documentation including the loan agreement, trust indenture and the escrow agreement to make the deposit of the $750,000 dollars to start the issuance of the notes. Mr. Brauser and Sheikh Isa Mohammed Isa Al-Khalifa are attempting to execute the documents before year end 2003.

      UPON completion of the conditions in the SHARE SALE AND CONTRIBUTION AGREEMENT WITH BRAUSER REAL ESTATE, LLC. the business for FuelNation will be conducted through two divisions, "Super Store" Travel Center Division ("Travel Center"), and the "Super" Petroleum Marketing Division ("Petroleum Marketing").

      The "Super Store" Travel Center Division. FuelNation plans to build the "SuperStore" of Travel Centers in the state of Florida and additional locations in key states. We have focused our attention to the needs of the industry and our location planning to the most populous areas in the state. The plans for the first location currently consist of three phases of construction.

      PHASE I - (ESTIMATED COMPLETION AND OPENING MAY 01, 2004) - Begins project construction with a 40,000 sf Travel Center where we will feed our guests in a 10,000 sf all you can eat buffet restaurant. Additional areas will house 20,000 sf of drivers lounge, food service, and grocery store. Attached to the Travel Center will be a tunnel type car wash. Two convenience stores will be located at the fueling islands. The large fueling facility will have a 24 pump diesel fueling depot capable of filling left and right side truck tanks simultaneously and a 10 pump automotive fueling area able to fuel 20 cars at once. Phase I includes a state of the art 210 foot long truck and bus wash by InterClean, weight scales, and 311 tractor trailer parking slots.

      PHASE II (ESTIMATED CONSTRUCTION START DATE JUNE 2004) - 190,000 sf Travel Center and Office building complete with multiple restaurants, retail stores and Class "A" office space with an adjacent three story parking garage.

      PHASE III (ESTIMATED CONSTRUCTION START DATE DECEMBER 2004)- Additional 190,000 sf Luxury 200 room hotel.

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

      We not only intend to cater to the traveling public we fully intend to offer our products to the local community as well. The Travel Center will boast a fresh deli and market, grocery store and open shop environment with local community operators. There will be several full service and fast food restaurants, almost every type of service needed for the transportation and tourism industry. Car and truck washes and full service repair facilities for cars as well as tractor-trailers. Complete medical, hair stylist, entertainment, clothing, electronics, new truck sales, and most major transportation parts and warranty representatives on site. Shuttles and limousine service will be available to and from most of the major attractions and transportation hubs. Parking will be in great abundance as well as hospitality with our 200-room hotel.

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

      Our revised business plan and note financing application in the amount of $25 million with an increase of an additional $75 million for a total of $100 million allows us to integrate and execute our business plan using "Public Purpose Projects" which create jobs, development, expansion, education and additional revenue for municipalities. Our first "Public Purpose Project" is to build the "Super Store" of Travel Centers starting in the state of Florida. FuelNation will work jointly with local universities to provide on site accredited studies and college credits for students and faculty that train at our location. The professors will be assigned to key projects at our site, i.e., food and beverage, hotel and hospitality, chemical engineering, transportation and marketing. The professors will work with graduate students and students in part time positions to earn college credits and on the job training. The relationship with the universities gives us wide selection of qualified assistance and supervised training. It also gives additional assistance with the development of our communications platform with the complete use of the universities resources.

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

      The following information is intended to highlight developments in our operations, to present our results of operations to date, our plan of operation, to identify key trends affecting our business and to identify other factors affecting our business for the nine month periods ended September 30, 2003 and 2002.

Results of Operations

      Comparison of Results of Operations for the nine and three month periods ended September 30, 2003 and 2002

      We generated no revenues during the nine and three month periods ended September 30, 2003 and 2002 and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless and until we finalize our financing and begin building the travel center and marketing our technology to petroleum marketers or otherwise acquire an existing entity which generates revenues and profits. Total operating expenses were $ 180,969 for the three months ended September 30, 2003, compared to $ 1,224,868 for the three months ended September 30, 2002. The expenses incurred during the three-month period ended September 30, 2003 arose primarily from salaries and wages ($75,247), consulting fees-related party ($55,384) and other general and administrative expenses ($31,270). These expenses decreased in 2003 over the same period in 2002, primarily due to impairment loss of technology of $891,749, decrease in non-cash consulting fees of 57,740 and a reduction in the employment of staff to support the related technology which resulted in a decrease in salaries and wages of $109,464.

      Additionally, we incurred interest expense of $4,969 in 2003 compared with interest expense of $8,937 in 2002. As a result, we incurred a net loss of $185,938 for the three months ended September 30, 2003,compared to a Net Loss of $1,228,674 for three months ended September 30, 2002.

      Total operating expenses were $ 1,963,067 for the nine months ended September 30, 2003, compared to $ 2,957,711 for the nine months ended September 30, 2002. The expenses incurred during the nine-month period ended September 30, 2003 arose primarily from salaries and wages ($227,468), professional and consulting fees ($110,452), consulting fees-related party ($166,152) write down of inventory ($499,749), loss on equipment deposit ($752,500) and other general and administrative expenses ($112,146). These expenses decreased in 2003 over the same period in 2002, primarily due to impairement loss on technology of $891,747, decrease in non-cash consulting fees of $640,661, decrease in non-cash employee compensation of $455,561, a reduction of employment of staff to support the related technology which resulted in a decrease in salaries and wages of $308,082 and reducing general and administrative expenses which resulted in a decrease of $28,094. This was offset by loss of equipment deposit of $752,500 in 2003,

      Additionally, we incurred interest expense of $11,482 in 2003 compared with interest expense of $25,817 in 2002. As a result, we incurred a net loss of $1,974,549 for the nine months ended September 30, 2003, compared to a Net Loss of $2,975,414 for nine months ended September 30, 2002.

PLAN OF OPERATION

      Because we have not generated any revenues as of the date of this Report, we hereby submit our Plan of Operation pursuant to the requirements of Regulation SB, promulgated under the Securities Act of 1933, as amended.

      Our objective is to be the leading "Super" Petroleum Marketer engaged in the development of providing petroleum supply with e-commerce communications in petroleum marketing and energy services and to build and develop a portfolio of real estate assets with our concept of the "Super Store" of Travel Centers across the United States. We intend to accomplish this goal, grow our business, enhance earnings and improve our return on capital by executing the following strategies, which we believe capitalize on our existing competitive strengths.

      The Company's business model will be conducted through two subsidiaries, "Super" Petroleum Marketing Division ("Marketing Division"), and the "Super Store" Travel Center Division ("Travel Center").

      The Company will execute the Travel Center division first because the financing and capital investment is in place and is ready to implement. It will also be our centralized operations center and headquarters. We intend to focus our direction on generating income from operations and fuel supply immediately.

      Our concept in the Travel Center has never been tested or implemented any where else in the world. We are installing 24 side-by-side fueling lanes for diesel fueling, which is the largest diesel fueling depot open to the public in the world. We intend to lease fueling lanes to major oil companies, national and regional trucking companies, municipalities, bus and tour operators and large fleet accounts. The price will not be the driving factor in our operations, fuel lanes will be leased and fuel supplied and managed on behalf of the customers. Our income will be constant with the leased fuel lanes and not subject to market fluctuations and competitive pricing. Each and every leased fuel lane will be able to manage their own pricing and we will manage the facility and provide all of the amenities on site.

      We have been signing up marketing and advertising contracts to start generating income before the grand opening of the Travel Center.

      The "Super Store" Travel Center Division. FuelNation plans to build the "Super Store" of Travel Centers in the state of Florida and additional locations in key states. We have focused our attention to the needs of the industry and our location planning to the most populous areas in the state. The plans for the first location currently consist of three phases of construction.

      PHASE I - (ESTIMATED COMPLETION AND OPENING MAY 01, 2004) - Begins project construction with a 40,000 sf Travel Center where we will feed our guests in a 10,000 sf all you can eat buffet restaurant. Additional areas will house 20,000 sf of drivers lounge, food service, and grocery store. Attached to the Travel Center will be a tunnel type car wash. Two convenience stores will be located at the fueling islands. The large fueling facility will have a 24 pump diesel fueling depot capable of filling left and right side truck tanks simultaneously and a 10 pump automotive fueling area able to fuel 20 cars at once. Phase I includes a state of the art 210 foot long truck and bus wash by InterClean, weight scales, and 311 tractor trailer parking slots.

      PHASE II (ESTIMATED CONSTRUCTION START DATE JUNE 2004) - 190,000 sf Travel Center and Office building complete with multiple restaurants, retail stores and Class "A" office space with an adjacent three story parking garage.

      PHASE III (ESTIMATED CONSTRUCTION START DATE DECEMBER 2004)- Additional 190,000 sf Luxury 200 room hotel.

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

      We not only intend to cater to the traveling public we fully intend to offer our products to the local community as well. The Travel Center will boast a fresh deli and market, grocery store and open shop environment with local community operators. There will be several full service and fast food restaurants, almost every type of service needed for the transportation and tourism industry. Car and truck washes and full service repair facilities for cars as well as tractor-trailers. Complete medical, hair stylist, entertainment, clothing, electronics, new truck sales, and most major transportation parts and warranty representatives on site. Shuttles and limousine service will be available to and from most of the major attractions and transportation hubs.

      Grow Through Acquisitions and Discretionary Capital Expenditure Projects. We intend to pursue timely and cost-effective acquisitions of Petroleum Marketers and undertake discretionary capital expenditure projects to improve, upgrade, and potentially expand and automate their distribution. We will pursue opportunities that we believe will be promptly accretive to earnings and improve our return on capital, assuming historic average margins.

      We believe that the continuing consolidation in our industry, the strategic divestitures by major integrated oil companies will present us with attractive acquisition opportunities. We believe we are well situated to capitalize on these acquisitions and discretionary capital project opportunities.

      In executing the strategies outlined above, we want to own and operate Travel Centers and Petroleum Marketers, whether they be acquired or supplied in the future, which not only prosper in good market conditions, but are resilient during downturns in the market. We believe this resiliency can be created by, among other things:

       o being a low-cost operator of safe and reliable petroleum marketing with a continuous focus on controlling cost;

       o having an inherent cost advantage due to economies of scale, such as the cost advantage which comes from having e-commerce connectivity and centralized processing capabilities;

       o      owning petroleum marketers in strategic geographic locations; and

       o having the capability to distribute a variety of the fuels required by varying regional fuel specifications.


       Create an Organization Highly Motivated to Enhance Earnings and Improve Return on Capital. We intend to create an organization in which employees are highly motivated to enhance earnings and improve return on capital. In order to create this motivation, we will adopt a new annual incentive program under which the annual bonus award for every employee in the organization is dependent to a substantial degree upon earnings. The primary parameter for determining bonus awards under the program for our executive officers and our senior level management team members is earnings. The program allows our executive officers and other senior management team members to earn annual bonus awards only if certain predetermined earnings levels are met, and provides significant bonus opportunities if those levels are exceeded. For the remainder of our employees, earnings are a substantial factor which determines whether a bonus pool is available for annual rewards. In approving annual awards under the program, the compensation committee of our board of directors will also consider our return on capital, and our environmental, heath and safety performance.

      We intend to finance these purchases with construction and institutional lenders. The permanent financing will be secured by the issuance and sale of secured taxable revenue notes. We have been negotiating the issuance of $100,000,000 of secured taxable revenue notes. As of the date of this Report, we have successfully negotiated approval for the issuance of $100,000,000 of secured taxable revenue notes.

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

Trends

      The US fuel retailing market is the largest single market in the world, accounting for 26% of the global market's value in 2002. The market reached a value of $237 billion in 2002, having grown with a compound annual growth rate
(CAGR) of 7.9% in the 1998-2002 period. This growth was considerably stronger than that of the global market itself leading to the US market's share of the wider market increasing by 6.3% between 1998 and 2002, accounting for 26% of the global market by the end of this period.

      The leading sector of the US's fuel retailing market in 2002 was the gasoline sector, which accounted for 77% of the market. Auto diesel was the second largest sector in the market, whilst automotive LPG is slowly becoming an increasingly important facet of the market (although it still accounts for less than 0.1% of the market in volume terms).

      During the next five years, the market is expected to experience slowly increasing growth rates, with considerably less fluctuation than experienced between 1998 and 2002. By 2007 the market is forecast to reach a value of $257.3 billion, a CAGR of 1.7% in the 2002-2007 period, slightly higher than the global market's CAGR of 1.5%. The US market's moderately strong growth is highlighted by the slight increase in its share of the global market; from its 26% share in 2002, the market is forecast to account for 26.3% by 2007, a 0.9% increase compared.

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

Liquidity and Capital Resources

      At September 30, 2003, we had a working capital deficit of $2,816,508. For the nine month period ended September 30, 2003, net cash used by operating activities was $88,834. This was primarily attributable to a net loss for the period of $1,974,549 and offset by increase of payables and liabilities of $594,590 and a write -down of inventory of $499,749 and the loss on equipment deposit of $752,000. The company intends to pay off its existing obligations in the approximate amount of $3.1 million from the funding of $100,000,000 secured taxable notes and issuance of preferred shares.

      It is anticipated that we will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the end of 2004. There is no assurance that we will achieve our expansion goals and the failure to achieve such goals would have an adverse impact on us.

      In April 2003 the former CEO and board members made arrangements to have a standby letter of credit issued by a bank in the amount of $500,000 to secure a loan in the amount of $328,000 with 5% interest and to guarantee performance and payment of a consulting agreement in the amount of $150,000, both obligations were due in 6 months. The loans have been secured by stock owned by the affiliates and guarantees by the affiliates. The Company is currently negotiating to have an additional standby letter of credit issued for another $100,000,000 to secure additional loans to assist the company in completing the secured taxable note offering. Our success is dependent upon our ability to raise additional capital.

      As of the date of this Report, we have successfully negotiated a commitment on a $20,000,000 loan for the acquisition of the land. In addition we have verbal commitments that has over subscribed our preferred share offering.

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

      We are also in discussions with investment bankers and others to provide or assist in providing additional financing. However, as of the date of this Report, we do not have any written commitments for any additional financing other than the issuance of the $100,000,000 secured taxable notes and the acquisition financing in the amount of $20,000,000 dollars for the land, and no assurance can be given that we will obtain any other additional financing. The failure to infuse any other additional capital into our Company may affect our ability to fully implement our business plan described herein.

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

      Issuance of Future Shares May Dilute Investors Share Value. Our Articles of Incorporation, as amended, authorizes the issuance of 100,000,000 Common Shares, $.01 par value per share, and 5,000,000 Preferred Shares, $.01 par value per share. As of the date of this Report, there are 2,294,493 shares of Common Stock issued and outstanding. The future issuance of all or part of the remaining authorized Common Stock may result in substantial dilution in the percentage of Common Stock held by our then existing shareholders. Moreover, any Common Stock issued in the future may be valued on an arbitrary basis by our Board of Directors. The issuance of shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by investors, and might have an adverse effect on our trading market.

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

ITEM 3. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

      The Company carried out an evaluation, under the supervision and participation of the Company's Chief Executive Officer and acting Chief Financial Officer (the "Officers") of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings, including this report.

INTERNAL CONTROLS

      There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      The following is a summary of pending legal proceedings to which we are a party and our property is subject. Any judgments recorded, were default judgments from the inability of FuelNation to properly fund and/or defend the allegations in the complaint. The company has recently retained legal counsel to represent our interests in these cases and all options are being researched. We believe that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on our financial condition. However, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows.


      On July 25, 2002 the Company was served with a civil action from one of the four individual note holders, Peter Gianoukas vs. FuelNation Inc. (Docket No. L4202-02 in the Superior Court of New Jersey), in the amount of $11,541 principal amount. The note has been repurchased by the company and the case has been dismissed with Prejudice.

      On December 2, 2002 in a case entitled Richard Maddox vs. FuelNation Inc. (CASE#02-22492-CACE-25) Broward County, Florida (17th Judicial Circuit), the Company was named as a defendant by a shareholder in a securities-related suit for money damages in the amount of $25,000 based on allegations of unjust enrichment. The company has entered into a stipulation for settlement with the shareholder, and paid a $1,500 fee for the right to extend the buy back of the shares until January 15, 2004.

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

ITEM 2. CHANGES IN SECURITIES. - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5. OTHER INFORMATION


      On August 15, 2002 the then CEO and President of the company, Chris Salmonson, was arrested by the Sheriff's Office in Broward County, Florida on charges of grand theft relating to a real estate transaction, that failed, with a church. It is alleged that he received $1,670,000 from the Church in exchange for real property that was never conveyed to the Church. The CEO and President denies that he has committed any offense or violation of law and has assured the Company that he will vigorously defend himself against the charges made against him. Mr. Salmonson has retained counsel with respect to these matters, and counsel is working toward his defense.

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

      The Company is in discussions with certain debt holders and vendors to convert their indebtedness into common or preferred equity of the Company. It is the intention of the Company to negotiate most of the outstanding indebtedness into common or preferred equity of the Company and thereby relieving any burden of fund raising for operations or vendor supplies.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 CHIEF EXECUTIVE OFFICER CERTIFICATION

32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b) Reports on Form 8-K

(1) January 27, 2003.
(2) October 22, 2003.

                           SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        FUELNATION, INC.
                          (Registrant)

                    Dated: December 7, 2003

                    By: /s/ Charles Brodzki
                    --------------------------
                    Charles Brodzki,
                    President