Form 10QSB/A
period 2003-09-30
FUELNATION INC
filed 2003-12-18
CIK 910111

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of December 17, 2003 was 2,294,493 shares.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                           FUELNATION INC.
                     (A Development Stage Company)
                            BALANCE SHEET

                                                                        September 30,                  December 31,
                                                                             2003                         2002
                                                                          (Unaudited)                   (Audited)
                                                                         ------------                  ------------
                                     ASSETS

CURRENT ASSETS:
   Cash                                                                  $          1                 $         612
   Inventories                                                                   --                         499,749
   Other                                                                      321,120                        81,120
                                                                         ------------                  ------------
Total Current Assets                                                          321,121                       581,481
                                                                         ------------                  ------------
FIXED ASSETS:
   Office Furniture and Equipment and Computer Systems, net of
     accumulated depreciation of $158,566 and $119,964                         88,113                       126,715
                                                                         ------------                  ------------

OTHER ASSETS:
   Deposits on Equipment                                                         --                         752,500
                                                                         ------------                  ------------
                                                                                 --                            --
                                                                         ------------                  ------------
Total  Assets                                                            $    409,234                  $  1,460,696
                                                                         ============                  ============

                     LIABILITIES AND STOCKHOLDERS' [DEFICIT]

CURRENT LIABILITIES:
   Cash Overdraft                                                        $        223                  $
   Accounts payable                                                           743,191                       672,803
   Accrued Liabilities                                                        362,161                       274,155
   Accrued Liability  related Party                                          296,538                        55,385
   Payroll and Taxes Payable                                                1,160,457                       880,414
   Convertible Debt                                                            35,953                        35,953
   Note Payable - related party                                               328,000
   Note Payable                                                                25,000                        25,000
   Due to Affiliates                                                          111,606                       121,332
   Other Payables                                                             149,500                       149,500
                                                                         ------------                  ------------
Total Current Liabilities                                                   3,212,629                     2,214,542

Commitments and Contingencies

Common Stock Subject to Repurchase, 57,108 Shares Issued and
Outstanding at September 30, 2003 and December 31, 2002                     3,547,973                     3,547,973
                                                                         ------------                  ------------
STOCKHOLDERS' [DEFICIT]:

   Preferred Stock, $.01 par value, 5,000,000 shares
      authorized; none issued and outstanding                                    --                            --
   Common Stock, $.01 par value, 100,000,000 shares
      authorized; 2,237,385  and 2,214,050 issued and outstanding at
      September 30,2003 and December 31, 2002 respectively                     22,374                        22,141
   Additional paid-in capital                                              29,803,452                    29,803,685
   (Deficit) Accumulated in the Development Stage                         (36,177,194)                  (34,127,645)
                                                                         ------------                  ------------
Total Stockholders' [Deficit]                                              (6,351,368)                   (4,301,819)
                                                                         ------------                  ------------
Total Liabilities and Stockholders' [Deficit]                            $    409,234                  $  1,460,696
                                                                         ============                  ============

                             See Accompanying Notes

                                 FUELNATION INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     For the Three Months
                                                      Ended September 30,
                                                  ----------------------------
                                                      2003            2002
                                                  -----------      -----------

Revenue                                           $      --        $      --
                                                  -----------      -----------
Operating expenses:
   Salaries and wages including related taxes          75,247          184,711
   Consulting fees                                       --               --
   Consulting fees - related party                    130,384             --
   Legal and professional                                --             36,225
   Marketing and promotion                               --               --
   Rent                                                 6,200             --
   Rent - related party                                  --               --
   Depreciation                                        12,868           21,243
   Other general and administrative expenses           31,270           33,202
   Impairement Loss on Technology                        --            891,747
   Write down of Inventory                               --               --
   Loss on Equipment deposit                             --               --
   Research and development cost                         --               --
   Financing Costs                                       --               --
   Non - Cash Consulting fees                            --             57,740
   Non - Cash Consulting fees - related party            --               --
   Non - Cash Printing costs                             --               --
   Non - Cash Financing costs                            --               --
   Non - Cash Employee Compensation                      --               --
                                                  -----------      -----------
Total operating expenses                              255,969        1,224,868
                                                  -----------      -----------
Operating Loss                                       (255,969)      (1,224,868)

Other Income (Expense):
   Other (Expense) Income                                --              5,131
   Interest expense - related party                    (4,100)            --
   Interest expense                                      (869)          (8,937)
                                                  -----------      -----------
Total other (expense), net                             (4,969)          (3,806
                                                  -----------      -----------
Net Loss                                          $  (260,938)     $(1,228,674)
                                                  ===========      ===========
Basic and Diluted Net Loss per Common Share       $     (0.11)     $     (0.82)
                                                  ===========      ===========
Basic and Diluted Weighted Average Common
Shares Outstanding                                  2,294,001        1,492,271
                                                  ===========      ===========


                             See Accompanying Notes

                                 FUELNATION INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                  Accumulative in
                                                                                  the Development
                                                                                       Stage
                                                   For the Nine Months Ended            From
                                                        September 30,            September 30, 2000
                                                  ----------------------------          To
                                                      2003            2002       September 30, 2003
                                                  -----------      -----------   ------------------

Revenue                                           $      --        $      --       $       --
                                                  -----------      -----------     ------------
Operating expenses:
   Salaries and wages including related taxes         227,468          535,550        1,737,986
   Consulting fees                                     86,110           39,714          158,942
   Consulting fees - related party                    241,152             --            517,698
   Legal and professional                              24,342          216,970          847,927
   Marketing and promotion                               --               --            467,158
   Rent                                                35,728             --            261,628
   Rent - related party                                  --               --             45,387
   Depreciation                                        38,602           37,268          158,566
   Other general and administrative expenses          112,146          140,240          649,489
   Impairement Loss on Technology                        --            891,747        1,581,747
   Write down of Inventory                            499,749             --            499,749
   Loss on Equipment deposit                          752,500             --            752,500
   Research and development cost                         --               --             10,000
   Financing Costs                                     20,270             --            110,270
   Non - Cash Consulting fees                            --            640,661       17,014,280
   Non - Cash Consulting fees - related party            --               --          3,644,251
   Non - Cash Printing costs                             --               --             21,000
   Non - Cash Financing costs                            --               --             92,956
   Non - Cash Employee Compensation                      --            455,561        6,863,527
                                                  -----------      -----------     ------------
Total operating expenses                            2,038,067        2,957,711       35,435,061
                                                  -----------      -----------     ------------
Operating Loss                                     (2,038,067)      (2,957,711)     (35,435,061)

Other Income (Expense):
   Other (Expense) Income                                --              8,114         (694,982)
   Interest expense - related party                    (8,200)            --             (8,200)
   Interest expense                                    (3,282)         (25,817)         (38,951)
                                                  -----------      -----------     ------------
Total other (expense), net                            (11,482)         (17,703)        (742,133)
                                                  -----------      -----------     ------------
Net Loss                                          $(2,049,549)     $(2,975,414)    $(36,177,194)
                                                  ===========      ===========     ============
Basic and Diluted Net Loss per Common Share             (0.90)           (2.22)
                                                  ===========      ===========
Basic and Diluted Weighted Average Common
Shares Outstanding                                  2,287,520        1,340,836
                                                  ===========      ===========

                             See Accompanying Notes

                                 FUELNATION INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                         For the Nine Months Ended
                                                             September 30,              Accumulative in
                                                        ----------------------------    the Development
                                                           2003              2002            Stage
                                                        -----------      -----------      -----------
Cash Flows from Operating Activities:
 Net loss                                               $(2,049,549)     $(2,975,414)    $(36,177,194)
  Adjustments to reconcile net loss to net cash
    provided by (used) in operating activities:
       Depreciation                                          38,602           37,268          158,566
       Non- Cash Employee Compensation                         --            455,561        6,863,527
       Non- Cash Consulting Fees                               --            640,661       17,014,280
       Non- Cash  Consulting Fees -Related Party               --               --          3,644,251
       Non- Cash Financing Costs                               --               --             92,956
       Non- Cash Printing Costs                                --               --             21,000
       Write- Down of Investments                              --               --            657,686
       Loss on Equipment Deposit                            752,500             --            752,500
       Other                                                   --               --             58,508
       Write - Down of Technology and Inventory             499,749          891,747        2,081,496
       Amortization of Convertible Debt                        --             22,894           30,394

         Changes in Assets and Liabilities:                    --               --
         Inventory                                             --               --           (499,748)
         Due from Escrow Accounts                              --               --            (45,000)
         Due from Affiliates                                   --            393,984          304,680
         Other                                                 --             33,048            8,705
Increase [Decrease] in :                                       --               --
         Accounts Payable                                    70,388           83,208          776,104
         Due to Affiliates                                   (9,726)            --            394,749
         Accrued liability  Related Party                  241,153                           241,153
         Accrued Liabilites                                  88,006           63,881          497,638
         Payroll and Taxes Payable                          280,043          324,037        1,160,457
                                                        -----------      -----------      -----------
          Net cash provided by (used) in                    (88,834)         (29,125)      (1,963,292)
             operating activities                              --               --               --
Cash Flows from Investing Activities:
   Payments for Technology                                     --               --           (544,903)
   Payment for Fixed Assets                                    --             (2,667)        (246,679)
  Advances Toward Pending Acquisition                          --               --           (402,724)
  Bond Issuance Deposit                                    (240,000)         (80,000)        (320,000)
  Cash Received in Acquisition                                 --               --              1,109
                                                        -----------      -----------      -----------
          Net cash used in investing activities            (240,000)         (82,667)      (1,513,197)
                                                        -----------      -----------      -----------
Cash Flows from Financing Activities:
   Cash Overdraft                                               223             --                223
   Proceeds from issuance of common stock                      --            110,000        3,453,118
   Proceeds from Issuance of Convertible Debt                  --               --             35,953
   Proceeds (Payment) of Loans Payable                         --               --           (100,000)
   Proceeds - Note Payable related party                    328,000             --            328,000
   Debt Restructuring                                          --               --           (255,804)
   Exercise of Stock options                                   --               --             15,000
                                                        -----------      -----------      -----------
          Net cash provided by financing activities         328,223          110,000        3,476,490
                                                        -----------      -----------      -----------
Net (Decrease) Increase in Cash                                (611)          (1,792)               1

Cash, Beginning of Period                                       612            2,196             --
                                                        -----------      -----------      -----------
Cash, End of Period                                     $         1      $       404      $         1
                                                        ===========      ===========      ===========
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for interest:            $      --        $     1,546      $     2,716
                                                        ===========      ===========      ===========
   Cash paid during the period for Income Taxes:        $      --        $      --        $      --
                                                        ===========      ===========      ===========

                              See Accompany Notes

Supplemental Disclosures of Non Cash Investing and Financing Activities:

During the Nine Months Ended September 30, 2003 and September 30, 2002
--------------------------------------------------------------------------------

In February 2003, an additional 23,334 shares of common stock were issued to a consultant in settlement of the civil suit. The related cost of these shares was accrued at December 31, 2002.

Inventory with a book value of $ 499,749 was written off in the second quarter of 2003.

Deposits on Equipment with a book value of $752,500 were written off in the second quarter 2003.

The following transaction occurred in 2002:
--------------------------------------------------------------------------------

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

Note 4. Basic and Diluted Loss Per Share

      Basic loss per share reflects the amount of loss for the period attributable to each share of common stock outstanding during the reporting period. Diluted loss per share reflects basic loss per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted loss per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti- dilutive effect on loss per share (i.e. reducing loss per share). The dilutive effect, if any, of outstanding options and warrants and their equivalents would be reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of operations and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. For the nine months ended September 30, 2003 and 2002, all of the Company's potential common shares were anti-dilutive and a dual presentation of loss per share is not required. At September 30, 2003 there were 300,000 authorized and un-issued options outstanding which could dilute future earnings per share. At December 02, 2003 there were 12,670 options and 25,222 warrants outstanding.

Note 5. Other Assets

      The Company borrowed approximately $320,000 from affiliates to satisfy the application and commitment fees related to the bond financing, loan commitment and standby letter of credit. Since the bond funding was not completed by the lender, the Company is currently requesting a refund of $320,000 of these fees.

Note 6. Advances and Notes - Related Parties

      The Company has borrowed monies from related parties to fund operations. At September 30, 2003 the balance owed to affiliates was $111,606. Currently, there are no interest or repayment terms for the debt and it is treated as if due on demand. In April 2003 the former CEO and board members made arrangements to have a standby letter of credit issued by a bank in the amount of $500,000 to secure a loan in the amount of $328,000 with 5% interest and to guarantee performance and payment of a consulting agreement in the amount of $150,000, both obligations were due in 6 months. The terms of the consulting agreement were revised to be effective for the six months period ended December 31, 2003. The loans have been secured by stock and a real estate deed owned by the affiliates and guarantees by the affiliates. The company used $240,000 of these proceeds to satisfy the application and commitment fees related to the bond financing and standby letter of credit. The loan is currently in default and there are ongoing discussions to covert this debt into preferred equity of The Company.

Note 7. Stockholders' Equity - Issuance of Common Stock

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

      In February 2003, an additional 23,334 shares of common stock, valued at $14,900 were issued to a consultant to finalize a settlement of a civil suit.

Note 8. New Authoritative Accounting Pronouncements

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

Note 9. Stock-Based Compensation

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

                                                                    Three Months                         Nine Months
                                                                  Ended September 30,                Ended September 30,
                                                          ----------------------------      ------------------------------
                                                              2003             2002              2003              2002
                                                          -----------      -----------      -------------      -----------

Net Loss, as reported                                     $  (260,938)     $(1,228,674)     $  (2,049,549)     $(2,975,417)

Add: Stock-based employee compensation
         expense as reported                                      (--)              --              (--)           455,561

Deduct: Stock-based employee compensation
              expense determined under the fair value
              based method                                         --         (474,837)              --           (563,391)
                                                          -----------      -----------      -------------      -----------
Pro- Forma Net Loss                                       $  (260,938)     $(1,228,674)     $  (2,049,549)     $(3,083,244)
                                                          ===========      ===========      =============      ===========


Basic and Diluted Loss per Share:
  As Reported                                             $      (.11)     $      (.82)     $        (.90)     $     (2.22)
  Pro Forma                                               $      (.11)     $      (.82)     $        (.90)     $     (2.29)


Note 10 Contingencies and Legal Proceedings.

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

      In April 2003, our independent auditors received a request from the SEC seeking the production of documents in connection with an informal investigation. The Company has not received the notice. The Company cannot predict when this investigation will be completed, nor can it predict what the results of this investigation may be. It is possible that the Company will be required to pay fines, consent to injunctions on future conduct, or suffer other penalties, each of which could have a material adverse effect on its business. The Company cannot assure you that the effects and result of this investigation will not be material and adverse to its business, financial condition and liquidity. As of the date of this filing, there have been no subsequent requests for information.

Note 11 Subsequent Events

      In December 2003, The Company modified and restated its articles of incorporation with the State of Florida, pursuant to the authority contained in the Company's Articles of Incorporation (the "Articles of Incorporation"), and in accordance with the provisions of Section 607.0602(4) of the Florida Business Corporation Act (the "Act") and the unanimous written consent of the Board of Directors of the Company dated November 5, 2003 pursuant to Section 607.0821 of the Act adopting the resolutions providing for the creation of a series of preferred stock to be designated as "Series A Convertible Preferred Stock," which resolutions are effective without the approval of the Company's shareholders pursuant to Section 607.0602(4) of the Act, and to otherwise restate the Articles of Incorporation pursuant to Section 607.1007, the Company's Articles of Incorporation have been amended to create such preferred stock having the preferences, limitations and relative rights.

      In December 2003, Mr. Brauser and Sheikh Isa Mohammed Isa Al-Khalifa agreed to fund the cost of issuance and prepay the interest on the issuance of $25 million dollars of Taxable Secured Revenue notes, Series 2003A for the FuelNation Travel Center project. The Issuer will be a Public Agency, as defined in Chapter 163, Florida Statutes for the bond. Mr. Brauser has agreed to pay for the cost of issuance and the first year of interest in the amount of approximately $750,000 dollars. Sheikh Isa Mohammed Isa Al-Khalifa has agreed to have a letter of credit issued from a major financial banking institution which maintains a credit Rating of "AA" or better for the rating and guarantee of repayment on the bonds. Mr. Brauser and Sheikh Isa Mohammed Isa Al-Khalifa intend to secure an additional $75 million dollars from the same series of Taxable Secured Revenue notes in order to complete the second and third phases of construction. The Note issuer has provided the necessary documentation including the loan agreement, trust indenture and the escrow agreement to make the deposit of the $750,000 dollars to start the issuance of the notes. Mr. Brauser and Sheikh Isa Mohammed Isa Al-Khalifa are attempting to execute the documents before year end 2003.

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

      In November 2003 the company authorized the issuance of up to 30,000 shares of Series A Convertible Preferred Stock. Because this offering is limited to accredited investors in reliance upon exemptions contained in the Securities Act of 1933 ("Securities Act") and Rule 506 promulgated thereunder and applicable state securities laws, the Shares are being sold without registration under the Securities Act. The price per Share is $1,000.00 ("Original Purchase Price"). Each Preferred share will always maintain a conversion ratio to common stock such that the percentage of ownership in the Company represented by one share of Series A Convertible Preferred Stock is constant. One share of Series A Convertible Preferred
Stock is equal to .00255% of the total issued and fully diluted common stock of the Company. The Series A Convertible Preferred Stock upon issuance of all 30,000 shares will maintain 76.5% percent ownership and votes on a fully diluted basis. The common shareholders would then maintain 23.5% of the votes. Non-cumulative dividends on the Series A Preferred will be at the rate of 8% per share per annum ("Dividends"). Dividends will be payable only if, as and when declared by the Board of Directors ("Board"). The Company intends to file a registration statement and have the preferred shares trade on an exchange.
Upon the registration statement for the preferred shares becoming effective, and the preferred shares becoming tradable, the conversion feature and the anti-dilution will be removed from the shares. As of December 15, 2003, subscription agreement's have been signed to purchase Series A Convertible Preferred Stock, and no shares have been issued to the subscribers.

      In November 2003 The Company paid $1,500 dollars amending the original stipulation for settlement with a shareholder and has agreed to buy back the shares prior to January 15, 2004 in a case entitled Richard Maddox vs. FuelNation Inc. (CASE#02-22492-CACE-25) Broward County, Florida (17th Judicial Circuit).

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

      On October 21, 2003, the Company and the controlling shareholders Successfully entered into a SHARE SALE AND CONTRIBUTION AGREEMENT WITH BRAUSER REAL ESTATE, LLC. ("Brauser"). WHEREAS, BRAUSER wishes to acquire, develop and finance the Travel Center Project in Davie, Florida and simultaneously contract with FuelNation to purchase the facility, From BRAUSER, with assumption of the debt and the issuance of common and Preferred Shares for the BRAUSER equity; and WHEREAS, BRAUSER wishes to acquire from the Controlling Shareholder's and the Company a sufficient number of shares of common Stock, and to be issued Series A Convertible Preferred stock, to provide BRAUSER With ownership of fifty-one percent (51%) of the issued and outstanding shares of Common stock of the Company (the "Shares") for his equity contribution not to Exceed twenty million dollars. As of December 03, 2003 BRAUSER and FuelNation's Director Sheikh Isa Mohammed Isa Al-Khalifa have signed and executed a loan commitment in the amount of $20,000,000 dollars for the acquisition of the land. Discussions with the lender are ongoing to increase the loan an additional $18,000,000 dollars, immediately after the closing on the purchase of the land, for the construction of the Travel Center, which is contingent on the land closing.

      In September 2003 FuelNation authorized the issuance of a one-year subordinated promissory note which accrues interest at the rate of 18% in the amount of $1,000,000. The note will be convertible into $0.50 cent shares of FuelNation common stock at the option of the holder. Subscription agreements were signed and the note issuances were not completed. The Company has agreed to replace the note issuance with the Series A Convertible Preferred stock as described above.

      In September 2003 three of the current convertible debt holders agreed to accept one-year subordinated promissory notes, as described above, in the amount of $48,823, in settlement of their original notes totaling $24,412 as described above. The holders signed subscription agreements for the debt as of September 30th. The company decided not to complete the note issuance and has agreed to replace the proposed note issuance with the Series A Convertible Preferred stock and cancel the note issuance.

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

OVERVIEW AND ONGOING RESTRUCTURING DISCUSSED

      FuelNation Inc. ("we," "us," "our," "FuelNation" or the "Company"), is a Florida-based development stage corporation which was incorporated in Florida in 1993. We are planning to build and develop a portfolio of real estate assets with our concept of the "Super Store" of Travel Centers across The United States. We have also been engaged in the development of providing real-time e-commerce communications in petroleum marketing and energy services.

BUSINESS MODEL DISCUSSED FROM 2000 TO PRESENT

2000 TO 2002

      The Company's business model since the change of management and control in October 2000, is to penetrate the petroleum market through the acquisition of well established regional petroleum marketers and their existing fuel supply base. We assembled and developed leading edge technology that provided the company the necessary management controls and inventory tracking in order to execute our proposed business plan. Development partnerships were established with the leading equipment suppliers, satellite and telephone companies, transportation companies, petroleum companies and petroleum marketers. The controls developed to manage the acquisitions were installed at key locations in the United States as well as Manama, Bahrain in the Middle East. Data servers were installed in Lexington, Kentucky at Echosat Communications, a leading satellite and full service communications company, and in Manama, Bahrain at Batelco, a full service telephone company throughout the entire Middle East. The data servers were installed to collect, store and manage data in a secured, centralized environment to execute an efficient management of petroleum acquisitions. Installations were installed at no charge in several of the worlds leading oil Company location's in order to test and develop live data through the networks and provide a fee based automation service to the industry.

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

      Commitments were signed for additional financing in the amount of $35 million dollars in equity financing. This financing was arranged by and through Westminster Securities and final documents were executed on September 06, 2001. FuelNation was required to register the securities for sale prior to the funding. The next five days thru September 11, 2001, and the terrorist events that followed, forced the company to seek an alternate means of financing because the equity would have been too dilutive to the common stockholders.

2002 TO 2003

      In early 2002, we paid fees and signed a commitment with Sovereign Funding, LLC to issue taxable revenue Bonds in the amount of $330 million dollars. Sovereign had represented that they would be issuing the bonds through Public Agencies as defined in Chapter 163, Florida Statutes, means a political subdivision, agency, or officer of this state or of any state of the United States, and of any commonwealth, territory, possession, or protectorate of the United States. Financings are made available outside the Area of Operation of the Authority by utilizing Interlocal Agreements with Public Agencies which have geographical jurisdiction for the project to be financed. Financing can be provided for any "Project" as defined in the ordinance. We negotiated and agreed to have an Interlocal agreement issued from Middletown, Ohio through one of our proposed petroleum marketing acquisition candidates. The Interlocal agreement was approved and Sovereign Funding required FuelNation to pay Sovereign a fee in the amount of 3.5% of the Bond funding amount.

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

      On August 15, 2002 the company issued a press release to announce the funding and that a bond commitment was signed and all monies for the fees were raised. Three hours after the press release the CEO and President was arrested and all company operations and financings came to a complete stop and the then current CEO and President, voluntarily agreed to step down from his role as an officer of the company and defend a personal legal battle, unrelated to the company as is further detailed in the filing. The CEO and President denies that he has committed any offense or violation of law and has assured the Company that he will vigorously defend himself against the charges made against him.

2003 TO PRESENT

      In January 2003, FuelNation incorporated a new single purpose entity named FuelNation Travel Center, LLC (FNTC) in order to enter into a modified and new financing commitment with Sovereign Funding, LLC to fund $100 million of the $330 million in taxable revenue bonds. The manager and 100% owner of FNTC is William Schlecht, who is also a director of the Company. In January 2003, Mr. Schlecht entered into an agreement with the Company pursuant to which he agreed to assign his membership interests in FNTC and remain as manager of FNTC until completion of the funding, in exchange for the issuance of 100,000 shares of FuelNation common stock.

      FuelNation was required to pay application and commitment fees for the bond issuance in the amount of $328,000 dollars and provide prepayment of interest for the bonds in the form of a letter of credit for the Company's proposed $100 million dollar taxable revenue bond issue in amounts equal to approximately 3.5% (three and one half percent) of the bond amount. In April 2003, Gerald Brauser, an investor, advanced on behalf of FuelNation Travel Center, LLC the necessary fees and commitment monies to Sovereign Funding, LLC. During the next six months, Gerald Brauser provided proof of the resources to Sovereign Funding, LLC of his ability to issue the funds for closing to pay all costs for the taxable revenue bond and paid $328,000 in fees to Sovereign Funding, LLC. FuelNation's due diligence discovered that Sovereign Funding, LLC had funded a Prior taxable revenue bond, November 2002 and that Sovereign Funding was unable to deliver the Appropriate credit enhancement to allow the borrowers to draw funds from the bond Issue. FuelNation elected to terminate the business relationship with Sovereign Funding, LLC and requested a full refund of all fees and expenses paid to Sovereign Funding, LLC and approached the Public Agency directly for a bond issuance.

      In September 2003, Gerald Brauser, the owner of BRAUSER REAL ESTATE, LLC, committed to purchase the land for the Travel Center from the owner Jolmy Enterprises, Inc., and convey the purchase of the Property to FuelNation in exchange for 51% ownership of the issued and outstanding shares of FuelNation, as is further detailed in the October 21, 2003, SHARE SALE AND CONTRIBUTION AGREEMENT WITH BRAUSER REAL ESTATE, LLC. Gerald Brauser has paid an at risk deposit on the contract to the owner of the property in the amount of $850,000 dollars and has retained the services of Plana International Corp. for the design and architectural services related to the project. All site plan submissions and fuel designs have been submitted to the appropriate authorities for approval.

      In December 2003, Mr. Brauser and Sheikh Isa Mohammed Isa Al-Khalifa signed a commitment with a New Jersey based, construction lender for the amount of $20 million dollars. Mr. Brauser advanced a non-refundable commitment fee in the amount of $225,000 dollars, which has been paid and he has agreed to pay an additional $400,000 at closing of the loan as per the commitment. Company attorneys are currently working on the due diligence check list and providing all of the necessary documentation as required to complete the lenders requirements and to close the purchase.

      In December 2003, Mr. Brauser and Sheikh Isa Mohammed Isa Al-Khalifa agreed to fund the cost of issuance and prepay the interest on the issuance of $25 million dollars of Taxable Secured Revenue notes, Series 2003A for the FuelNation Travel Center project. The Issuer will be a Public Agency, as defined in Chapter 163, Florida Statutes for the bond. Mr. Brauser has agreed to pay for the cost of issuance and the first year of interest in the amount of approximately $750,000 dollars. Sheikh Isa Mohammed Isa Al-Khalifa has agreed to have a letter of credit issued from a major financial banking institution which maintains a credit Rating of "AA" or better for the rating and guarantee of repayment on the bonds. Mr. Brauser and Sheikh Isa Mohammed Isa Al-Khalifa intend to secure an additional $75 million dollars from the same series of Taxable Secured Revenue notes in order to complete the second and third phases of construction. The Note issuer has provided the necessary documentation including the loan agreement, trust indenture and the escrow agreement to make the deposit of the $750,000 dollars to start the issuance of the notes. Mr. Brauser and Sheikh Isa Mohammed Isa Al-Khalifa are attempting to execute the documents before year end 2003.

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

      PHASE I (ESTIMATED COMPLETION AND OPENING MAY 01, 2004) - Begins project construction with a 40,000 sf Travel Center where we will feed our guests in a 10,000 sf all you-can-eat buffet restaurant. Additional areas will house 20,000 sf of drivers lounge, food service, and grocery store. Attached to the Travel Center will be a tunnel type car wash. Two convenience stores will be located at the fueling islands. The large fueling facility will have a 24 pump diesel fueling depot capable of filling left and right side truck tanks simultaneously and a 10 pump automotive fueling area able to fuel 20 cars at once. Phase I includes a state of the art 210 foot long truck and bus wash by InterClean, weight scales, and 311 tractor trailer parking slots.

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

      We not only intend to cater to the traveling public we fully intend to offer our products to the local community as well. The Travel Center will boast a fresh deli and market, grocery store and open shop environment with local community operators. There will be several full service and fast food restaurants including, almost every type of service needed for the transportation and tourism industry. Car and truck washes and full service repair facilities for cars as well as tractor-trailers will be provided. Complete medical, hair stylist, entertainment, clothing, electronics, new truck sales, and most major transportation parts and warranty representatives will be located on site. Shuttles and limousine service will be available to and from most of the major attractions and transportation hubs. Parking will be in great abundance as well as hospitality with our 200-room hotel.

      There has been a tremendous difficulty in raising money to execute our complete business plan during the past 2 years. We have been approached by several lenders introducing financing proposals, which only addressed our short term, not long term needs. We have placed all technology development on hold until we are able to obtain financing. In light of all the changes in the economy, energy markets, national security, stock and money markets, we have been actively positioning the company for these current and upcoming changes. We have identified the ability to finance future growth and acquisitions with Secured Taxable Revenue Notes for approved "Public Purpose Projects". Public Purpose Projects means "any capital project which furthers the purposes of the ordinance, whether real or personal property, including any building, land, fixture, vehicle, equipment, facility, streets, transportation facilities, street lighting, sidewalks, drainage, sewers, water and utility systems, power facilities, community facilities, health facilities, recreational facilities, security, public lodging facilities, educational facilities, etc.."

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

RESULTS OF OPERATIONS

      (Comparison of Results of Operations for the nine and three month periods ended September 30, 2003 and 2002)

      We generated no revenues during the nine and three month periods ended September 30, 2003 and 2002 and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless and until we finalize our financing and begin building the travel center and marketing our technology to petroleum marketers or otherwise acquire an existing entity which generates revenues and profits. Total operating expenses were $ 255,969 for the three months ended September 30, 2003, compared to $ 1,224,868 for the three months ended September 30, 2002. The expenses incurred during the three-month period ended September 30, 2003 arose primarily from salaries and wages ($75,247), consulting fees-related party ($130,384) and other general and administrative expenses ($31,270). These expenses decreased in 2003 over the same period in 2002, primarily due to impairment loss of technology of $891,749, decrease in non-cash consulting fees of 57,740 and a reduction in the employment of staff to support the related technology which resulted in a decrease in salaries and wages of $109,464.

      Additionally, we incurred interest expense of $4,969 in 2003 compared with interest expense of $8,937 in 2002. As a result, we incurred a net loss of $260,938 for the three months ended September 30, 2003,compared to a Net Loss of $1,228,674 for three months ended September 30, 2002.

      Total operating expenses were $ 2,038,067 for the nine months ended September 30, 2003, compared to $ 2,957,711 for the nine months ended September 30, 2002. The expenses incurred during the nine-month period ended September 30, 2003 arose primarily from salaries and wages ($227,468), professional and consulting fees ($110,452), consulting fees-related party ($241,152) write down of inventory ($499,749), loss on equipment deposit ($752,500) and other general and administrative expenses ($112,146). These expenses decreased in 2003 over the same period in 2002, primarily due to impairement loss on technology of $891,747, decrease in non-cash consulting fees of $640,661, decrease in non-cash employee compensation of $455,561, a reduction of employment of staff to support the related technology which resulted in a decrease in salaries and wages of $308,082 and reducing general and administrative expenses which resulted in a decrease of $28,094. This was offset by loss of equipment deposit of $752,500 in 2003,

      Additionally, we incurred interest expense of $11,482 in 2003 compared with interest expense of $25,817 in 2002. As a result, we incurred a net loss of $2,049,549 for the nine months ended September 30, 2003, compared to a Net Loss of $2,975,414 for nine months ended September 30, 2002.

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

      Our concept in the Travel Center has never been tested or implemented any where else in the world. We are installing 24 side-by-side fueling lanes for diesel fueling, which is the largest diesel fueling depot open to the public in the world. We intend to lease fueling lanes to major oil companies, national and regional trucking companies, municipalities, bus and tour operators and large fleet accounts. The fuel price will not be the driving factor in our operations, fuel lanes will be leased and fuel supplied and managed on behalf of the customers. Our income will be constant with the leased fuel lanes and not subject to market fluctuations and competitive pricing. Each and every leased fuel lane will be able to manage their own pricing and we will manage the facility and provide all of the amenities on site.

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

      PHASE I (ESTIMATED COMPLETION AND OPENING MAY 01, 2004) - Begins project construction with a 40,000 sf Travel Center where we will feed our guests in a 10,000 sf all you can eat buffet restaurant. Additional areas will house 20,000 sf of drivers lounge, food service, and grocery store. Attached to the Travel Center will be a tunnel type car wash. Two convenience stores will be located at the fueling islands. The large fueling facility will have a 24 pump diesel fueling depot capable of filling left and right side truck tanks simultaneously and a 10 pump automotive fueling area able to fuel 20 cars at once. Phase I includes a state of the art 210 foot long truck and bus wash by InterClean, weight scales, and 311 tractor trailer parking slots.

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

      We not only intend to cater to the traveling public, we fully intend to offer our products to the local community as well. The Travel Center will boast a fresh deli and market, grocery store and open shop environment with local community operators. There will be several full service and fast food restaurants, almost every type of service needed for the transportation and tourism industry. Car and truck washes and full service repair facilities for cars as well as tractor-trailers will be provided. Complete medical, hair stylist, entertainment, clothing, electronics, new truck sales, and most major transportation parts and warranty representatives will be located on site. Shuttles and limousine service will be available to and from most of the major attractions and transportation hubs.

      Growth Through Acquisitions and Discretionary Capital Expenditure Projects. We intend to pursue timely and cost-effective acquisitions of Petroleum Marketers and undertake discretionary capital expenditure projects to improve, upgrade, and potentially expand and automate their distribution. We will pursue opportunities that we believe will be promptly accretive to earnings and improve our return on capital, assuming historic average margins.

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

      Create an Organization Highly Motivated to Enhance Earnings and Improve Return on Capital. We intend to create an organization in which employees are highly motivated to enhance earnings and improve return on capital. In order to create this motivation, we will adopt a new annual incentive program under which the annual bonus award for every employee in the organization is dependent to a substantial degree upon earnings. The primary parameter for determining bonus awards under the program for our executive officers and our senior level management team members is earnings. The program allows our executive officers and other senior management team members to earn annual bonus awards only if certain predetermined earnings levels are met, and provides them significant bonus opportunities if those levels are exceeded. For the remainder of our employees, earnings will be a substantial factor which determines whether a bonus pool is available for annual rewards. In approving annual awards under the program, the compensation committee of our board of directors will also consider our return on capital, and our environmental, heath and safety performance.

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

      We believe that our product offering is unique and is not available via any other method. The industry is a very difficult market to penetrate. We originally started marketing our system to the major oil companies and felt this would give us the immediate market share and the vertical integration we desired. During our sales initiatives, we discovered the following:

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

      We will use a variety of marketing activities to increase market awareness of our services and educate our target audience. In addition to building awareness of our brand, our marketing activities focus on generating leads for our sales efforts. To build awareness and attract new merchants we will conduct marketing and partnership programs including advertising, public relations activities, referral programs, co-branded initiatives, virtual seminars and trade shows.

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

      Our data center in Manama, Bahrain is located at leased facilities at the local telephone company Batelco. We have suspended all operations in the country of Bahrain until the company is properly capitalized. Our equipment is still installed at the location in Bahrain and we have discontinued our lease in Bahrain until further notice. Our director, Shaikh Isa Mohammed Isa Alkhalifa, a resident of Bahrain, was issued shares in 2002 to satisfy any obligations we may have in the country of Bahrain for his guarantee.

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

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2003, we had a working capital deficit of $2,891,508. For the nine month period ended September 30, 2003, net cash used by operating activities was $88,834. This was primarily attributable to a net loss for the period of $2,049,549 and offset by increase of payables and liabilities of $ 669,590 and a write -down of inventory of $499,749 and the loss on equipment deposit of $752,000. The company intends to pay off its existing obligations in the approximate amount of $3.2 million from the funding of $100,000,000 secured taxable notes and issuance of preferred shares.

      It is anticipated that we will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the end of 2004. There is no assurance that we will achieve our expansion goals and the failure to achieve such goals would have an adverse impact on us.

      In April 2003 the former CEO and board members made arrangements to have a standby letter of credit issued by a bank in the amount of $500,000 to secure a loan in the amount of $328,000 with 5% interest and to guarantee performance and payment of a consulting agreement in the amount of $150,000. Both obligations were due in 6 months. The terms of the consulting agreement were revised to be effective for the six months period ended December 31, 2003. The loans have been secured by stock and a real estate deed owned by the affiliates and guarantees by the affiliates. The company used $240,000 of these proceeds to satisfy the application and commitment fees related to the bond financing and standby letter of credit. The loan is currently in default and there are ongoing discussions to covert this debt into preferred equity of The Company.

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

      ISSUANCE OF FUTURE SHARES MAY DILUTE INVESTORS SHARE VALUE. Our Articles of Incorporation, as amended, authorize the issuance of 100,000,000 Common Shares, $.01 par value per share, and 5,000,000 Preferred Shares, $.01 par value per share. As of the date of this Report, there are 2,294,493 shares of Common Stock issued and outstanding. The future issuance of all or part of the remaining authorized Common Stock may result in substantial dilution in the percentage of Common Stock held by our then existing shareholders. Moreover, any Common Stock issued in the future may be valued on an arbitrary basis by our Board of Directors. The issuance of shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by investors, and might have an adverse effect on our trading market.

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

                                      FUELNATION, INC.
                                        (Registrant)

                                      Dated: December 17, 2003,

                                      By: /s/ Charles Brodzki
                                          --------------------------
                                          Charles Brodzki,
                                          President