Form 10KSB
period 2003-12-31
FUELNATION INC
filed 2004-12-28
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003

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

                                     33314
                                   (Zip Code)


                (Former Address of Principal Executive Offices)

                                 (954) 587-3775
                          (Issuer's Telephone Number)

           Securities registered under Section 12(b) of the Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenue for its most recent fiscal year was $0

The aggregate market value of the common stock held by non-affiliates of the issuer, 1,576,345 Shares, as of December 24, 2004, was approximately $6,935,918, based on the closing bid of $4.40 for the issuer's common stock as reported on the Pink Sheets. Shares of common stock held by each director, each officer named in Item 9, and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

As of December 24, 2004, the issuer had 2,624,165 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - NONE

Transitional Small Business Disclosure Format (Check one):  YES [ ] NO [X]

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12-b-2 of the Securities Exchange Act of 1934 YES [ ] NO [X]

                               TABLE OF CONTENTS

                           FORM 10-KSB ANNUAL REPORT

                                FUELNATION INC.

                                                                            PAGE
                                                                            ----
Facing Page
Index
PART I
Item 1.    Description of Business..........................................  4
Item 2.    Description of Property..........................................  9
Item 3.    Legal Proceedings................................................  9
Item 4.    Submission of Matters to a Vote of
               Security Holders.............................................  9

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters..............................  9
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations................................................... 12
Item 7     Financial Statements............................................. 17
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure..................................... 18
Item 8A.   Controls and Procedures  ........................................ 18

PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act............................ 19
Item 10.   Executive Compensation........................................... 20
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management........................................ 23
Item 12.   Certain Relationships and Related
               Transactions................................................. 24

PART IV
Item 13.   Exhibits and Reports of Form 8-K................................. 27
Item 14.   Principal Accountant Fees and Services........................... 28



SIGNATURES.................................................................. 29

All share numbers in this Report have been adjusted for the 1-150 reverse stock split effected January 27, 2003.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

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

      .    Our ability to service our existing indebtedness;

      . Our ability to raise additional capital, obtain debt financing, or generate sufficient revenues to fund our operating and development plan;

      . Changes in Russian and Venezuelan law, currency regulations, and taxation

      .    Labor relations;

      .    U.S. and world economic conditions;

      . Our success in completing development and exploration activities and political stability in Russia and Venezuela;

      .    Our present company structure;

      .    Our accumulated deficit and tax obligation;

      .    Supply and demand for refined petroleum products;

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

      Readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events might or might not occur. We cannot assure you that projected results or events will be achieved.

                                     SUMMARY

Description of Development Stage Activities - FuelNation, Inc. [the "Company" or "FuelNation"], a Florida corporation, located in Davie, Florida has been in the development stage since its reorganization on October 13, 2000. The Company has continuously worked on plans to build travel centers from 2000 to the present, initially in the state of Florida, followed by additional locations in other key states. Getting the approvals and permitting for the first couple of travel centers are very capital intensive and time consuming. In addition, the Company has also been engaged in the development of providing real-time e-commerce communications in the petroleum marketing and energy services industry from 2000 to 2003. Currently the real-time-e-commerce has been re-prioritized with generating income from oil trading in order to self fund the real-time e-commerce development from the projected profits of the oil trading. Extensive reorganizing and restructuring, as well as, seeking business procurement opportunities have taken place to keep the company as a going concern and to execute our plan of operation.

FuelNation Inc., through its newly established, wholly owned subsidiary, Leman Energy Trading, Inc., a Panamanian Corporation, is engaged in oil and gas wholesale marketing of unbranded petroleum transportation fuels and crude oil trading in Western Siberia, Russia; Middle East and Southeast Asia. In this regard, on May 28, 2004, FuelNation entered into a Frame Agreement for (1) Establishment of Relationship and Procedure for Agreeing Sale Contracts; and (2) Grant of Exclusive Rights to Distribute Petroleum Products And/Or Petrochemicals in the United States and Europe (the "Frame Agreement") with Yugra Holding, a Russian joint stock company, in the business of the exploration, extraction, refinement and distribution of petroleum products and petrochemicals in Russia. The Frame Agreement provides a basis and framework for the subsequent petroleum product or petrochemical sale agreements during the Frame Agreement. The initial term of the Frame Agreement is five years and renewable for an additional five years at the option of FuelNation. As additional inducement for Yugra Holding, FuelNation issued a Preferred Series A stock certificate to Yugra Holding, that will be earned equally over the term of the contract that is equivalent to 5% (five percent) of the issued and outstanding shares of FuelNation at the signing of the agreement when earned over the term of the agreement.

Further, on May 28, 2004, FuelNation entered into a Contract with Yugra Holdings for delivery of 500,000 MT of gas oil over the 12 months commencing July 2004. The total value of the Contract is approximately $163,500,000. Subsequently, after signing the delivery contract, due to the banks restrictions on disclosures and reporting for multiple foreign entities, both Yugra Holding and FuelNation had difficulty providing for the banking of the contract at our local banks. We therefore cancelled the existing contract, established a wholly owned subsidiary, Leman Energy Trading, Inc., a Panamanian Corporation and opened a bank account and credit facility for oil trading in Geneva, Switzerland. In order to be vertically integrated in the oil trading, and being able to take title to oil contracts in large quantities, the Company has also engaged the expertise of a world class Oil Trader to manage this operation and our global oil trading activities which will be based in Geneva, Switzerland. In this regard, financing is in place for all the fuel and crude oil products that will be purchased by our European operations. These measures have enabled the Company to purchase whatever available supply it can locate and profitably acquire. The Company's new Senior Oil Trader, Mr. Hammed Yaghoobi, will be managing European operations. Finally, an agreement has been reached for an initial $500 million USD of existing oil contracts to be purchased through our European subsidiary, thus providing immediate cash flow to the Company. As additional inducement for the oil trader to manage and transact business through Leman Energy Trading, Inc., FuelNation issued a Preferred Series A stock certificate to the oil trader, that will be earned equally over five years that is equivalent to 5% (five percent) of the issued and outstanding shares of FuelNation at the signing of the agreement when earned over the term of the agreement.

FuelNation Inc., in addition, to the oil and gas wholesale marketing, is in the final stages of planning to build and develop a portfolio of real estate assets across the United States using our concept of the "Super Store" of Travel Centers. Thus far all of the investment capital have been provided by Gerald A. Brauser and his company Brauser Real Estate, LLC. Tentatively the development of the project will be managed by Gerald A. Brauser who has established his real estate career in 1955 as a Real Estate Management and Development Firm. Throughout the 48 plus years history, the firm has been credited with a number of notable accomplishments and a real estate portfolio exceeding $150 million. Gerald A. Brauser's growing list of properties ranges in size from 7,200 to over 320,000 square feet in New York and Florida. At the time of filing this report, Mr. Brauser's total investment nears $3,000,000 USD on behalf of the Travel Center project for approvals and pre-closing expenses. The advances include $250,000 in earnest deposit on the land, $600,000 pre-closing advance to seller of the land, and over an additional $2,250,000 for architectural, engineering, design, renderings, loan commitments, business expense and legal, etc. Currently, FuelNation does not have any formal agreement signed with Mr. Brauser for assumption of his contract or to jointly develop/operate the property. FuelNation has worked directly with the architects and engineers and advanced funds from Mr. Brauser for their services and work product. Mr. Brauser has verbally offered to allow FuelNation to participate in the form of leasing the property for fuel supply and operation or partnering by providing a loan on the construction. In this regard, our director, Shaikh Isa Mohammed Isa Alkhalifa, individually signed for a loan in the amount of $51,500,000 and received a loan commitment to fund the construction of the project, subject to standard loan conditions and we are reviewing the offer. Shaikh Isa has also signed for a credit enhancement that will guarantee a bond issuance in the total amount of $100 million dollars, in increments of $25 million dollars. Both loan offers and the possibility for leasing are being analyzed by the board of directors and Mr. Brauser for a final decision.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

STRUCTURE OF FUELNATION

FuelNation Inc, through our 100 % wholly owned subsidiary, Leman Energy Trading, Inc., a Panamanian Corporation registered in the Panamanian Registry Public Deed No. 9421 on August 31, 2004. is engaged in oil and gas wholesale marketing of unbranded petroleum transportation fuels and crude oil trading in Western Siberia, Russia; Middle East and Southeast Asia. Currently, our director of FuelNation, Shaikh Isa Mohammed Isa Alkhalifa, and our manager of Leman Energy Trading, Inc., Hammed Yaghoobi, have been contacting ministries of oil and major crude oil suppliers in Western Siberia, Russia; Middle East and Southeast Asia to acquire crude oil and refined products. Credit facilities are in place to acquire products and multiple offers are being sent to suppliers for purchases. In this regard, we are prepared to acquire quantities of crude oil of 75,000 to 250,000 barrels per day and refined petroleum products of 50,000 to 100,000 metric tons per month.

FuelNation Inc., in addition to the oil and gas wholesale marketing, is in the final stages of our planning to build and develop a portfolio of real estate assets with our concept of the "Super Store" of Travel Centers located across The United States. In this regard, our director, Shaikh Isa Mohammed Isa Alkhalifa, individually signed for a loan in the amount of $51,500,000 and received a loan commitment to fund the construction of the project, subject to standard loan conditions and we are reviewing the offer. Shaikh Isa has also signed for a credit enhancement that will guarantee a bond issuance in the total amount of $100 million dollars, in increments of $25 million dollars. The Travel Center operations and ownership will be owned in a wholly owned subsidiary of FuelNation Inc.

FuelNation Inc. will be establishing a Russian Joint Stock Company in Moscow, Russia to take title to purchases of crude oil and refined petroleum products as part of our oil and fuels trading business.

A glossary of certain oil and gas terms used in this report is found at "DESCRIPTION OF PROPERTY- Glossary of Terms."

We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance with the Exchange Act, file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. You may read and copy any documents filed by us at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room. Our SEC filings are also available to the public through the SEC's internet site at www.sec.gov.

Our website address is www.FuelNation.com. We make available on this website under "Investor Relations", free of charge, our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB, our current reports on Form 8-K, Forms 3,

4 and 5 filed via Edgar by our directors and executive officers and various other SEC filings, including amendments to these reports, as soon as reasonably practicable after we electronically file or furnish such reports to the SEC. The information on our website, or on the site of our third-party service provider, is not incorporated by reference into this report.

Our principal executive offices are located at 4121 SW 47th avenue, Suite 1301, Davie, Florida 33314, and our telephone number is (954) 587-3775

FUELNATION HISTORY

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

EMPLOYEES.

FuelNation currently has two full time employees. We also utilize the services of independent contractors on an as-needed basis. Leman Energy Trading, Inc. currently employs one person at its representative office in Geneva, Switzerland. Leman Energy Trading, Inc. also uses independent contractors on as needed basis.

RISK FACTORS

We Have Been in the Development Stage Since October 2000. We have generated no revenues and have a deficit accumulated during our development stage. We expect to incur additional losses during the time period we are reviewing and negotiating potential opportunities to grow our services and products.

It is anticipated that we will, in all likelihood, sustain operating expenses without corresponding revenues, at least until 2005, of which there can be no assurance. This may result in our incurring a net operating loss which will increase continuously until we achieve profitability. Revenues and profits, if any, will depend upon various factors, including market acceptance of our products, market awareness and general economic conditions. There is no assurance that we will achieve our expansion goals and the failure to achieve such goals would have an adverse impact on us.

We are entering a new business in which we have no experience. FuelNation has never engaged in oil and gas wholesale marketing and trading. Accordingly, we are unable to guarantee success and there is no assurance that we can succeed in this new business.

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

Issuance of Future Shares and the conversion of preferred shares to common shares May Dilute Investors Share Value. Our Articles of Incorporation, as amended, authorizes the issuance of 100,000,000 Common Shares, $.01 par value per share, and 5,000,000 Preferred Shares, $.01 par value per share. As of the date of this Report, there are 2,294,493 shares of Common Stock issued and outstanding and 23,454 Preferred shares that can be converted into common shares at a fixed percentage of .00255 per preferred share. The future issuance of all or part of the remaining authorized Common or preferred Stock may result in substantial dilution in the percentage of Common and preferred stock held by our then existing shareholders. Moreover, any Common Stock issued in the future may be valued on an arbitrary basis by our Board of Directors. The issuance of shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by investors, and might have an adverse effect on our trading market. In addition, the preferred shares are non-dilutive and could cause additional dilution to common shareholders when converted to common shares of stock.

There is a Limited Market for Our Common Stock. Currently, our Common Stock trades on the Over-the-Counter Pink Sheets. By its nature, the Pink Sheets is a limited market and investors may find it more difficult to dispose of our securities which are owned by them.

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

COMPETITION

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

REGULATIONS GOVERNING RUSSIAN JOINT STOCK COMPANIES

Russian joint stock companies are corporate entities with limited liability similar to corporations formed under United States laws. Shareholders of Russian joint stock companies generally are not liable for debts and obligations of the company. However, shareholders of a bankrupt joint stock company may be held liable for debts and obligations of the bankrupt company if they have exercised their authority to undertake an action knowing that bankruptcy would be the result of their actions. In closed joint stock companies, i.e. companies with a limited number of shareholders, any transfer of shares by a shareholder to a third party is subject to the pre-emptive right of the other shareholders to acquire such shares at the price offered to a third party.

Under Russian law, a simple majority of voting shares is sufficient to control adoption of most resolutions. Resolutions concerning amendment of the company charter, reorganizations (including mergers), liquidation, any increase in authorized shares, or certain "large" transactions require the approval of the shareholders holding 75% of the outstanding shares.

A Russian joint stock company has no obligation to pay dividends to the holders of common shares. Any dividends paid to shareholders must be recommended by the board of directors and then approved by a majority vote at the general meeting of shareholders. Dividends may be paid every quarter of a year.

ENVIRONMENTAL REGULATION.

The government of the Russian Federations, Ministry of Natural Resources, and other agencies establish special rules, restrictions and standards for enterprises conducting activities affecting the environment. The general principle of Russian environmental law is that any environmental damage must be fully compensated. Under certain circumstances, top officers of the entity causing substantial environmental damage may be subject to criminal liability.

RUSSIAN TAXATION.

As a Russian resident entity, a company is subject to all applicable Russian taxes, many of which currently impose a significant burden on profits. The most significant Russian taxes and duties affecting a company include:

(i) 20% value added tax (established pursuant to Chapter 21 of the Tax Code of Russia), applicable only to domestic sale of goods in Russia and the Ukraine. Starting from 1/1/2004 VAT was reduced to 18%. No value added tax is payable on goods exported to the West from Russia;

(ii) 20 to 24% profit tax which includes 6% federal profit tax, 12 to 16% regional profit tax and 2% local tax (in accordance with Chapter 25 of the Tax Code of Russia). Russian law allows the carry forward and use of losses, subject to limitations;

(iii) Income tax on dividends payable to a Company's shareholders. The tax must be withheld by a Company from the amount distributed to each shareholder. The current rate of tax on dividends payable to corporate foreign shareholders is 15%. However, dividends payable to a foreign owned Company, if a United States resident company, are subject to the regulations of the United States - Russia's tax treaty limits the tax on dividends payable to a foreign owned Company to 5% (as long as a Company's holds more than a 10% interest in the Russian Company);

(iv) Tax on production of minerals applicable to all subsoil users producing minerals, including crude oil. For the period ending on December 31, 2004, the tax is temporarily established at 340 rubles (ca. USD 11.50) per metric ton produced by the taxpayer multiplied by a factor (F) calculated pursuant to the formula:

            F = (U-8) x R/252 where:

            U - means the average market price of Urals blend crude oil (in dollars per barrel) during the relevant tax period;

            R - means the average ruble for dollar exchange rate quoted by the Central Bank of Russia for the relevant tax period.

         After expiration of the temporary tax rate period, the tax will apply at the rate of 16.5% of the value of the oil produced by the taxpayer;

(v) Unified social tax (established pursuant to Chapter 24 of the Tax Code of Russia) at the rate of up to 35.6% of the payroll;

(vi) Transport tax (established pursuant to Chapter 28 of the Tax Code of Russia) payable by owners of motor vehicles at the rate established by regional authorities based on the type and capacity of the vehicle. The maximum amount of tax payable by an owner of a motor car per year is RUR 150 (ca. USD 5.1) per horsepower;

(vii) Oil export duty, currently in the amount of USD 33.9 per ton of crude oil being exported, increasing to USD 35.2 in 2004;

(viii) Regional property tax payable annually at 2.2% of the value of net assets of the entity.

The Russian tax system currently is undergoing a major reorganization. New tax laws including those setting forth rules for application of the value-added tax, profit tax, and tax on the production of minerals were enacted within the last four years. The cost of legal and accounting advice to keep up with changes in the Russian tax laws may be significant and penalties for violations, even inadvertent ones, may be steep. If revisions impose confiscatory taxes, our profitability will be adversely affected.

Credit Losses. Our petroleum marketing businesses will be extending secured credit to most of their customers. We recognize that extending credit and setting the appropriate reserves for receivables is largely a subjective decision based on knowledge of the customer and the industry. Active management of our credit risk is essential to our success. We will be insuring our receivables with Sovereign Risk insurance, when applicable or available. Diversification of credit risk is difficult since the petroleum marketing business will be our sole income for approximately the next twelve months of operations Our sales executives and their respective staff will meet regularly to evaluate credit exposure, in the aggregate and by individual credit. Credit exposure also includes the amount of estimated unbilled sales. Our bank has offered to provide credit risk insurance and commodity price hedging insurance, when applicable and available.

World oil prices have been very volatile over the last several years, and since fuel costs represent a significant part of some companies operating expenses, the volatility in fuel prices can adversely affect our customers' business, and consequently our credit losses.

We may also incur credit losses due to other causes, including deteriorating conditions in the world economy, or in the shipping, and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. Any credit losses, if significant, will have a material adverse effect on our financial position and results of operations.

Senior Management. Our ability to maintain our competitive position is dependent largely on the services of our senior management and professional team. If we are unable to retain the existing senior management and professional personnel, or to attract other qualified senior management and professional personnel, our businesses will be adversely affected.

Loan agreements and demand notes. We are a party to certain loan agreements and demand notes from time to time. These loan agreements and demand notes impose certain operating and financial restrictions on us. Our failure to comply with obligations under these loan agreements and demand notes, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the agreement, and impair our ability to receive advances and issue letters of credit, and may have a material adverse effect on us.

Market Risks. Our fuel services are provided through relationships with the large independent oil suppliers and government owned oil companies. We could be adversely affected by industry consolidation due to increased merger activity in the petroleum and transportation business. We could also be adversely affected because of increased competition from the larger oil companies who may choose to directly market to smaller companies or to provide less advantageous credit and price terms to us. Moreover, a rapid and sustained increase in fuel prices could affect the credit limits extended to us by our suppliers, potentially impacting our liquidity and profitability. Conversely, a rapid decline in fuel prices could adversely affect our profitability because of any inventory that may be held by us in pipelines or during delivery.

We conduct the vast majority of our business transactions in U.S. dollars. However, in certain markets, primarily in Europe, payments are sometimes denominated in local currency. This subjects us to foreign currency exchange risk, which may adversely affect our results of operations and financial condition. We seek to minimize the risks from currency exchange rate fluctuations through our regular operating and financing activities.

REGULATION

The principal laws and regulations affecting our businesses are as follows:

Environmental Regulations. Our activities, including discontinued operations, are subject to substantial regulation by federal, state and local government agencies, both in and outside the United States, which enforce laws and regulations governing the transportation, sale, storage and disposal of fuel and the collection, transportation, processing, storage, use and disposal of hazardous substances and wastes, including waste oil and petroleum products. For example, United States Federal and state environmental laws applicable to us include statutes that: (i) allocate the cost of remedying contamination among specifically identified parties, and prevent future contamination; (ii) impose national ambient standards and, in some cases, emission standards, for air pollutants which present a risk to public health or welfare; (iii) govern the management, treatment, storage and disposal of hazardous wastes; and (iv) regulate the discharge of pollutants into waterways. International treaties also prohibit the discharge of petroleum products at sea. The penalties for violations of environmental laws include injunctive relief, recovery of damages for injury to air, water or property, and fines for non-compliance. See "Risk Factors," above.

TRADEMARKS/PATENTS

We received a trademark registration for the name FUELNATION from United States Patent and Trademark Office), Serial Number 76056889.

We received a Service Mark registration for the R2R (Rack 2 Retail) service name with United States Patent and Trademark Office, Serial Number 76171137.

GOVERNMENT REGULATIONS

We are not subject to any extraordinary governmental regulations relating to our business.

ITEM 2. DESCRIPTION OF PROPERTY

In March 2002, we moved our principal place of business to 4121 SW 47th Ave., Suite 1301, Davie, Florida. This location consists of approximately 700 square feet of executive office space and approximately 500 square feet of warehouse and storage space. FuelNation Group, LLC, a company 100% owned by the current CEO, signed a 3 year lease renewal on July 8, 2004, and sub leases to FuelNation Inc. for the same terms and conditions. This lease obligates the company to a base monthly rent of $1,184.50, year one, $1,220.04, Year two, $1,256.64 year three, plus tax pursuant to a written lease which expires in August 31, 2007. We believe that this new space is adequately sufficient to meet our future growth demands. Furthermore, we believe that there exists sufficient available office space and that we could effectively lease additional space within the immediate area, if so required.

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

ITEM 3. LEGAL PROCEEDINGS

FuelNation currently is not a party to any material legal proceedings. (See additional information under the heading "Subsequent events" in Note 16 of the Notes to Financial Statements.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 2003 the following were approved by a majority of our shareholders by written consent:

     1. Reverse stock split. We have approved a 150 to 1 reverse stock split of the outstanding common stock.

     2. Amendment to Certificate of Incorporation: We have approved an amendment to our Certificate of Incorporation that, when effective, will change our authorized capital stock to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. The Certificate of Amendment to be filed with the Secretary of State of the State of Florida is attached to this document as Exhibit A.

     3. Stock Option Plan. Our 2002 Stock Option Plan has been approved. The 2002 Plan is attached to this document as Exhibit B.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common stock. FuelNation Inc's common stock is currently traded on the Pink Sheets under the symbol "FLNA." As of December 24, 2004 FuelNation Inc.'s common stock was held by 604 stockholders of record and an estimated 2,000 additional stockholders whose shares were held for them in street name or nominee accounts. Set forth below are the high and low closing sale prices per share of our common stock for each quarter of 2003 and 2002, as reported by NASDAQ.

These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

All share numbers in this Report have been adjusted for the 1-150 reverse stock split effective January 27, 2003.

                                                    Sales Price per share

                  Quarter Ended                       High          Low
                  -------------                    --------      --------
            First Quarter ended 3/31/03            $  0.300      $  0.300
            Second Quarter ended 6/30/03           $  0.300      $  0.300
            Third Quarter ended 9/30/03            $  0.300      $  0.300
            Fourth Quarter ended 12/31/03          $  8.500      $  8.500

            First Quarter ended 3/31/02            $ 10.500      $  9.150
            Second Quarter ended 6/30/02           $  3.300      $  2.700
            Third Quarter ended 9/30/02            $  0.570      $  0.480
            Fourth Quarter ended 12/31/02          $  0.555      $   .465

The transfer agent for our common stock is Continental Stock Transfer and Trust Company, 17 Battery Place, 8th Floor, New York, New York 10004, telephone (212) 509-4000.

We have never paid cash dividends on our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings to finance the improvement and expansion of our business. Future dividends on our common stock, if any, will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

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

In February 2002, Christopher Salmonson, exercised options to purchase 8,352 shares of our common stock at an exercise price of $1.50 per share. The Company incurred a non-cash charge to operations of $85,187 and the proceeds from the exercise of $12,528 were utilized to offset the due to affiliate.

In May 2002, options to purchase 111,722 shares of Company common stock were granted to the CEO and employees of the Company at an option price of $1.50 per share as consideration for accrued compensation owed .The relevant shares were registered as part of an S-8 registration statement filed with the SEC. The Company incurred a non-cash charge to operations of $370,373. These options were exercised in May 2002.

During the second quarter of 2002, options to purchase 36,667 shares of our common stock were granted to consultants at an exercise price of $3.00 per share. The options were exercise the second quarter of 2002 for a total exercise price of $110,000. The options were valued at $197,175. The relevant shares were registered as part of an S-8 registration statement filed with the SEC.

Three demand notes came due in the months of August and September of 2002 and the Company was unable to extend the term on the notes or make payment on the notes. Restricted common shares owned and pledged by an affiliate, Fuel America, secured the collateral for these demand notes. Loans were advanced to Fuel America, using restricted common shares of FuelNation Inc as collateral. The funds were advanced to FuelNation from the affiliate and treated as a demand note. These amounts are included in due to affiliates in the accompanying financial statements.

During August 2002 the Company was required to pay $330,000 on a demand note resulting from a 12-month loan advanced by a group of shareholders of FuelNation Inc. that matured on April 19, 2002. This note was extended until August 2002 while waiting for the note funding to be completed. Since the delay of the note funding the lender group has defaulted against the collateral of 133,333 restricted common shares of FuelNation stock pledged by an affiliate Fuel America. In 2002 the Company has replaced these shares to the affiliate. The collateral has a restrictive legend and is subject to all rules as may be imposed by Rule 144 of the Securities Act of 1933, as amended. The Company has received confirmation and written verification from the lender that the total proceeds they received on the securities satisfied the obligation.

During September 2002, the Company was required to pay $65,000 on a 60-day demand note and resulted in the lender, Richard Gladstone, defaulting against the collateral of 26,680 restricted common shares of FuelNation stock pledged by an affiliate Fuel America. In 2002 the Company has replaced these shares to the affiliate. The collateral has a restrictive legend and is subject to all rules as may be imposed by Rule 144 of the Securities Act of 1933, as amended. The Company has received confirmation and written verification from the lender that the total proceeds they received on the securities satisfied the obligation.

During September 2002 the Company was required to pay $100,000 on a 60-day demand note, and resulted in the lender, defaulting against the collateral of 175,717 restricted common shares of FuelNation stock pledged by an affiliate Fuel America. In 2002 the Company has replaced these shares to the affiliate. The collateral has a restrictive legend and is subject to all rules as may be imposed by Rule 144 of the Securities Act of 1933, as amended. The Company has received confirmation and written verification from the lender that the total proceeds they received on the securities satisfied the obligation.

During the fourth quarter of 2002, 23,334 shares of our common stock were issued to William C. Schlecht a director and secretary of the Company in exchange for additional service's incurred by him in his capacity as director and Secretary of the Company. The value of these shares was $21,000.

During the fourth quarter 2002, the Company granted options to purchase 66,667 shares of Company common stock to Mr. Salmonson, for Consulting Services at an exercise price of $.82 per share. The Company incurred a non-cash charge to operations of $38,251, the proceeds upon exercise reduced the amount due to affiliate by $54,667.

In December 2002, the Company granted options to purchase 66,667 shares of common stock to the then new CEO and President, Mr. Brodzki, pursuant to the terms and conditions of his employment contract. The Company incurred a non-cash charge to operations of $40,000.

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

During 2002, the Company issued 335,730 shares of common stock to Mr. Salmonson in replacement of shares pledged by him as collateral for a third party loan to an affiliated entity. These funds were advanced to the Company by the affiliated entity. The Company was unable to repay the advance causing the affiliate to default the collateralized shares to be surrendered. In addition, the Company granted options to purchase 80,000 shares of common stock to the affiliate as partial repayment of advances made by the affiliate to fund the Company's operations. These options were exercised in 2002 at a price of $1.50 per share. The value of the replacement shares amounted to $201,438 and the value of the options plus the proceeds upon exercise approximated $234,000 and were offset against the amount due to affiliate.

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

In October 2003, the Company issued 376 shares of preferred stock in exchange for the release of an agreement the Company entered into to repurchase 3,790 shares of common stock valued at $396,500.

In December 2003, 25 shares of preferred stock was issued to a former convertible note holder as full release to the Company of all obligations and liabilities attached to the convertible note.

In October 2003, 409 shares of preferred stock was issued to three (3) individual convertible note holders in exchange for release to the Company of all obligations and liabilities attached to the convertible notes.

In December 2003, 164 shares of preferred stock was issued for a subscription of $105,000 and replacement of 53,800 shares of common stock. The subscription receivable was still outstanding as of December 31, 2003.

In December 2003, 1,064 shares of preferred stock was issued for $180,200 and replacement of 61,849 shares of common stock.

In December 2003, 162 shares of preferred stock was issued as a replacement of 6,995 shares of common stock owned by existing shareholders.

In December 2003, Mr. Salmonson, was issued 2,800 shares of preferred stock as consideration under the non-dilution clause in his employment contract.

As of December 2003, 134,143 shares of common stock owned by existing shareholders were replaced by the Company by virtue of various settlement and subscription agreements. The 134,143 shares of common stock have subsequently been subscribed for by a unrelated third party for $1,340,900. The $1,340,900 subscription receivable has been shown as a contra equity account in the financial statements.

In December 2003, 8,000 preferred shares were issued to Alkhalifa Petroleum Corporation. These shares were issued in payment for Shaikh Isa Alkhalifa guaranteeing a credit facility for the purchase of petroleum products.

All of the above shares were issued pursuant to an exemption provided by Section 4(2) under the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion and analysis of our plan of operation should be read in conjunction with the financial statements and the related notes. This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this document.

We have identified certain policies as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. See the section entitled "Critical Accounting Policies" at the end of this discussion.

OVERVIEW

FuelNation Inc. is an independent oil and gas marketing company whose current focus is Western Siberia, Russia; Middle East and Southeast Asia.

In 2003, FuelNation achieved several milestones in its finances and operations, as well as faced some challenges. Highlights include the following:

We have been able to assemble the management to assist in executing the oil trading in Geneva, Switzerland and we have also completed the agreement to buy crude oil in Russia and have it refined for export.

An even more important factor in executing our acquisition strategy is the Company's ability to attract the capital necessary to acquire and develop its acquisition targets. In this regard, the Company has been working to develop strong relationships with commercial, primarily European banks, which are active in Russia and the former Soviet Union. FuelNation has traditionally financed its operations by raising equity or borrowing from affiliates, but it is the opinion of its management that the acquisition of crude oil and refined petroleum products is best financed with a combination of debt and equity. This approach is less dilutive to existing shareholders and offers the Company greater flexibility. Based on its discussions with various lending institutions, FuelNation management is confident of its ability to secure bank financing for crude oil and refined petroleum products.

Most acquisitions will require FuelNation to provide at least some equity financing, The Company needs to engage and maintain an active investor relations program and is also in frequent contact with investment banks, both in the U.S. and abroad, as well as with institutional and industry sources of private capital.

2005 OPERATIONAL AND FINANCIAL OBJECTIVES

In 2005, FuelNation intends to continue its efforts to procure crude oil supply contracts and refined petroleum from Western Siberia, Russia; Middle East and Southeast Asia. These contracts will generally range from one to five years in duration and sometimes longer. We anticipate the company can procure contracts that provide quantities of crude oil of 75,000 to 250,000 barrels per day and refined petroleum products of 50,000 to 100,000 metric tons per month and much larger. This procurement of crude oil can provide the company approximately $3,000,000 to $10,000,000 per day of revenues and approximately $22,500 to $75,000 per day in trading profits based on today's oil prices and margins. This procurement of refined petroleum products can provide the company approximately $25,750,000 to $128,750,000 per month of revenues and approximately $100,000 to $500,000 per month in trading profits based on today's oil prices and margins.

We also intend to finalize the loan commitment to acquire the travel center property and partner with a developer and management company to oversee and build the project. We currently have identified two management companies and have proposals in front of three major developers. This first location is in the final stages and we have already prepared the way for our second location in central Florida. These travel centers will give us a solid distribution channel for our petroleum products acquired abroad.

SOURCES AND USES OF FUNDS

To date the Company's primary source of liquidity is cash provided by equity offerings. Capital markets will continue to be utilized in order to maintain the Company's indebtedness at moderate levels to enable the Company to have the necessary financial flexibility to react to future opportunities. The Company's primary needs for cash are for the operation, development, production, exploration and acquisition of oil and gas properties and working capital obligations.

RESULTS OF OPERATIONS

      (Comparison of Results of Operations for the years ended December 31, 2003 and 2002)

      We generated no revenues during the years ended December 31, 2003 and 2002. It is anticipated that we will be able to generate revenues in 2005 once we finalize our fuel supply agreement and begin delivering fuel to petroleum marketers and end users. In addition, once we finalize the financing and complete the building of Phase One of the travel center we will generate revenues from that facility. Total operating expenses were $ 2,499,117 for the year ended December 31, 2003, compared to $ 4,398,465 for the year ended December 31, 2002. The expenses incurred during the year ended December 31, 2003 arose primarily from salaries and wages, including related payroll expenses ($608,143), legal and professional ($115,348),loss on deposits ($1,022,500), write down of inventory($499,749) and other general and administrative expenses ($79,615). These expenses decreased in 2003 over the same period in 2002, primarily due to impairment loss of technology of $1,581,747, decrease in consulting fees of ($84,879), decrease in non-cash consulting fees ($794,813), and a reduction in the employment of staff to support the related technology and general overhead which resulted in a decrease in non -cash employee compensation of ($495,561)and other general and administrative expenses of (107,046).The decreases were offset by an increase in loss on equipment deposit of ($752,500), loss on application deposit of ($270,000) and write down of inventory of ($499,749).

      Additionally, we incurred interest expense of $18,030 in 2003 compared with interest expense of $26,687 in 2002. As a result, we incurred a net loss of $2,517,147 for the year ended December 31, 2003, compared to a Net Loss of $4,425,152 for the year ended December 31, 2002.

PLAN OF OPERATION

      Because we have not generated any revenues as of the date of this Report, we hereby submit our Plan of Operation pursuant to the requirements of Regulation SB, promulgated under the Securities Act of 1933, as amended.

       Our objective is to attain vertical integration to the extent that we have an ownership stake in every phase of an oil sale, from the extraction of oil, to the refining and storage stage, to the shipping stage, and ultimately to the wholesale and retail sale of oil products. We intend to build this vertical integration through strategic partnerships and through strategic joint ventures and acquisitions.

      Once we achieve the above described vertical integration, we will sign crude oil and refined oil supply contracts and wholesale these shipments for immediate profit and cash flow. We have established the banking credit facility with one of the largest European banking centers for the oil purchasing. We are currently making purchase offers to oil suppliers to acquire long term supply contracts.

      Our next objective is to build and develop a portfolio of real estate assets with our concept of the "Super Store" of Travel Centers across the United States. We intend to accomplish this goal, grow our business, enhance earnings and improve our return on capital by executing the following strategies, which we believe capitalize on our existing competitive strengths.

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

Top World Oil Producers, 2003*
         Country              Total Oil Production**
                            (million barrels per day)
1)  Saudi Arabia                        9.95
2)  United States                       8.84
3)  Russia                              8.44
4)  Iran                                3.87
5)  Mexico                              3.79
6)  China                               3.54
7)  Norway                              3.27
8)  Canada                              3.11
9)  United Arab Emirates                2.66
10) Venezuela                           2.58
11) United Kingdom                      2.39
12) Kuwait                              2.32
13) Nigeria                             2.25
*Table includes all countries total oil production exceeding 2 million barrels pre day in 2002.
**Total Oil Production includes crude oil, natural gas liquids, condensate, refinery gain, and other liquids.

Top World Oil Net Exporters, 2003*
         Country                  Net Oil Exports
                            (million barrels per day)
1)  Saudi Arabia                        8.38
2)  Russia                              5.81
3)  Norway                              3.02
4)  Iran                                2.48
5)  United Arab Emirates                2.29
6)  Venezuela                           2.23
7)  Kuwait                              2.00
8)  Nigeria                             1.93
9)  Mexico                              1.74
10) Algeria                             1.64
11) Libya                               1.25
*Table includes all countries with net exports exceeding 1 million barrels per day in 2002.
This information is provided from the Energy Information Association. http://www.eia.doe.gov/emeu/cabs/topworldtables1_2.html

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

LIQUIDITY AND CAPITAL RESOURCES

Future cash flows will be influenced, among other factors, by the market price of oil and gas as well as the number of existing signed petroleum contracts. To the extent that oil prices decline, the Company's revenues, cash flows and earnings could be adversely affected. The Company's management believes that even if oil prices were to decline to a level that would have a material adverse effect on cash flows, the Company would continue to meet its working capital obligations and its 2004 capital budget (as discussed below).

At December 31, 2003 we had a working capital deficit of $3,113,313. For the year ended December 31, 2003, net cash used by operating activities was $185,624. This was primarily attributable to a net loss for the year of $2,517,147 and offset by increase of payables and liabilities of $759,609, loss of application deposit of $270,000, write -down of inventory of $499,748 and the loss on equipment deposit of $752,000. For the year ended December 31, 2003, net cash used in investing activities was $190,000 which resulted from a bond issuance application deposit. For the year ended December 31, 2003, net cash provided by financing activities was $375,012 which mainly resulted from the proceeds of sale of preferred stock of $180,200 and net proceeds from related party of $ $203,889

      The company intends to pay off its existing obligations in the approximate amount of $3.1 million from the profits made by the future sales of petroleum products

      It is anticipated that we will, in all likelihood, sustain operating expenses without corresponding revenues, at least into 2005. There is no assurance that we will achieve our expansion goals and the failure to achieve such goals would have an adverse impact on us.

Add capital commitments
Need the long-term obligations table

Contractual Obligations And Commercial Commitments

      The following tables summarize our contractual obligations and commercial commitments as of December 31, 2003:

                                                             Payments Due By Period
                                              -----------------------------------------------------
Significant Contractual Obligations   Total   Within 1 Year   2-3 Years   4-5 Years   After 5 Years
-----------------------------------   -----   -------------   ---------   ---------   -------------
Operating Leases                     $50,859     $12,852       $14,391     $14,820       $8,796

Capital Leases                            --

      We are committed under a non-cancelable operating lease for our office space, expiring at 2007. These leases generally provide minimum rent plus payments for real estate taxes and operating expenses, subject to escalations. Our lease payment obligations under these leases totaled $12,280 for 2003, and an aggregate of $63,139 through 2007. We do not have any capital leases. We also have a month to month lease with Echosat for a facility which houses its data centers at $2,000 per month.

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

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ITEM 8A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

      The Company carried out an evaluation, under the supervision and participation of the Company's Chief Executive Officer and acting Chief Financial Officer (the "Officers") of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings, including this report.

INTERNAL CONTROLS

      There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names, positions with our Company and ages of our executive officers and directors as of December 31, 2003. Our directors will be elected at our annual meeting of stockholders. One half of the total number of directors is elected at each annual meeting, and, therefore, each director serves for two years or until his successor is elected and qualifies. The Board elects officers and their terms of office are, excepting to the extent governed by employment contract, at the discretion of the Board.

The directors and officers of our Company as of the date of this Report are as follows:


         Name                    Age          Position
-------------------------        ---   ------------------------

Christopher R. Salmonson         38    Chief Executive Officer,
                                       President & Chairman
Shaikh Isa Mohammed
    Isa AlKhalifa                66    Director

William C. Schlecht              39    Secretary, Director

Christopher R. Salmonson, CEO, President and Chairman of our Board of Directors from October 2000 to November 2002 when he stepped aside due to his pending criminal prosecution. Mr. Salmonson has maintained his management with the company and has resumed his position of CEO, Chairman of the board and President in November 2003. Since 1993, Mr. Salmonson has engaged in a multi-faceted career specializing in international business and finance, primarily operating out of: The Peoples Republic of China; Jakarta, Indonesia; Manila, Philippines; and the Middle East (including Manama, Bahrain and Riyadh, Saudi Arabia). Mr. Salmonson has experience in matters concerning trade and project finance, international negotiations, and Chinese and Indonesian currency conversion efforts. Since 1994, Mr. Salmonson has been employed as a financial advisor to the ruling family of Bahrain. Since 1997, Mr. Salmonson has been a licensed mortgage broker in the State of Florida.

On August 15, 2002 the then CEO and President of the Company, Chris Salmonson, was arrested by the Sheriff's Office in Broward County, Florida and was charged with grand theft relating to a real estate transaction, which failed. This real estate transaction is unrelated to the company and his positions in the company. It is alleged that he received $1,670,000 from the Plaintiff in exchange for real property that was never conveyed. The CEO and President denies that he has committed any offense or violation of law and has assured the Company that he will vigorously defend himself against the charges made against him. Mr. Salmonson has retained counsel with respect to these matters, and counsel is working toward his defense.

Charles Brodzki was appointed interim President and CEO of the Company in December 2002 to November 2003. Since 1979 he has served as partner/owner of various law firms in South Florida. Currently he is a solo practitioner in Montana. He graduated from the Wharton School of the University of Pennsylvania in 1976 with B.S. Economics (majored in accounting) and University of Miami School of Law in 1979 with J.D. He served as adjunct instructor of Business law at Florida Atlantic University(1982-88) and has been a member of Florida Bar since 1979. He is a former officer/director of various public companies and consultant to various public companies.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table shows, for the years ended December 31, 2003, 2002 and 2001, the cash and other compensation paid by us to our Chief Executive Officer and to each of the executive officers of our Company who had annual compensation in excess of $100,000.

                                Annual Compensation                               Long-Term Compensation
                          ------------------------------                     --------------------------------
                                                             Other           Restricted          Securities
Name and                                                     Annual          Stock               Underlying
Principal Position         Year     Salary         Bonus     Compensation    Awards              Options/SARs
                                      ($)                                       ($)                  (#)
----------------------    ------   ------------   -------    ------------    ----------          ------------
Chris Salmonson(1)         2003     240,000 (3)     --
Chairman and Chief         2002     240,000 (3)     --                                             8,352 (4)(6)
Executive Officer          2001     240,000                                                       95,868 (5)

Charles Brodzki(2)         2002          --         --          --             --                 66,667 (7)
Chief Executive Officer

(1) Mr. Salmonson stepped aside from his position in December 2002 and reclaimed it in November 2003.

(2) Mr. Brodzki was appointed in December 2002 until November 2003. The position held by Mr. Brodzki was relinquished when Mr. Brodzki's letter agreement expired in November 2003. Mr. Salmonson has resumed his former positions, since November 2003.

(3) As of December 31, 2003 and 2002, $240,000 and $166,152 of his salary due Mr. Salmonson has been accrued respectively..

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

                                         OPTION/SAR GRANTS IN CURRENT FISCAL YEAR
----------------------------------------------------------------------------------------------------------------
Name                      Number of Securities   Percent of              Exercise Or Base       Expiration Date
                          Underlying             Total Options/          Price
                          Options/SARs           SARs Granted To         ($/Sh)
                          Granted (#)            Employees In Fiscal
                                                 Year
----------------------------------------------------------------------------------------------------------------
Chris Salmonson              --                       --                      --                       --
----------------------------------------------------------------------------------------------------------------
Charles Brodzki              --                       --                      --                       --
----------------------------------------------------------------------------------------------------------------

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

----------------------------------------------------------------------------------------------------------------
Name                      Shares                 Value                   Number Of              Value Of
                          Acquired On            Realized                Securities             Unexercised
                          Exercise (#)           ($)                     Underlying             In-The-Money
                                                                         Unexercised            Options/SARs
                                                                         Options/SARs           At FY-End ($)
                                                                         At FY-End (#)          Exercisable/
                                                                         Exercisable/           Unexercisable
                                                                         Unexercisable
----------------------------------------------------------------------------------------------------------------
Chris Salmonson             8,352                $85,187                 0/0                    0/0
----------------------------------------------------------------------------------------------------------------
Charles Brodzki            66,667                $40,000                 0/0                    0/0
----------------------------------------------------------------------------------------------------------------

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

Freudenberg were computer engineers employed to develop and maintain our technology, information systems and website. The employment agreements all provide for annual salaries ranging from $90,000/year to $130,000/year and also provide for three-year terms, with three of the agreements commencing retroactive to October or November of 2000. As of December 31, 2003 all agreements have expired with the exception of Mr Salmonson.

The employment agreement with our former Chairman, Chief Executive Officer and President, Chris Salmonson provides for an annual base salary of $240,000, and stock options equal to 8% of the total amount of issued and outstanding stock. As of December 31, 2003, $406,152 of the salary due Mr. Salmonson has been accrued.

In October 2001, we entered into a two year employment agreement with Trevor Klein as Director of Finance. The employment agreement provides for annual salary of$125,000 the first year and $130,000 the second year. Mr. Klein resigned in October 2002.

In November 2002, Mr. Salmonson relinquished his positions until in order to have adequate time to prepare a defense of the charges and allegations against him. He continued to be a consultant for FuelNation during such period on the same economic terms set forth in his employment agreement. As of December 2003 he has resumed his position as President, CEO and Chairman.

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

180,000 shares of common stock were originally reserved under the 2002 Plan and options for all of the shares have been granted and shares issued pursuant to Options. In November 2002, an additional 480,000 shares (as adjusted for the reverse split) were authorized, and only 233,334 were reserved under thePlan due to the availability of authorized shares until the reverse split was completed. In 2004 the remaining shares of 246,668 were reserved for the plan. If any Option granted pursuant to the 2002 Plan terminates, expires, or is canceled or surrendered, in whole or in part, shares subject to the unexercised portion may again be issued pursuant to the exercise of Options granted under the 2002 Plan. The shares acquired upon exercise of Options granted under the 2002 Plan will be authorized and unissued shares of common stock.

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

Outstanding Options

As of December 17, 2004, Options for 353,054 shares had been granted pursuant to the 2002 Plan.

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

-----------------------------------------------------------------------------------------
Name and Address                          Number of Shares          Percent of Class
                                         Common       Preferred      Common  Preferred
-----------------------------------------------------------------------------------------
Chris Salmonson                         634,727(1)(2) 2,800          27.6%        21.5%
4121 SW 47th Ave
Davie, Florida 33314
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
Name and Address                          Number of Shares          Percent of Class
                                         Common       Preferred      Common  Preferred
-----------------------------------------------------------------------------------------
Robert Simmons                          433,334(3)                   18.9%
222 N. Ocean Blvd
Delray Beach, Florida 33483

-----------------------------------------------------------------------------------------
Shaikh Isa  Mohammed Isa AlKhalifa      156,667       8,000(6)        6.8%        61.5%
P.O Box 20257
Manama, Bahrain

-----------------------------------------------------------------------------------------
Charles Brodzki                         233,092                      10.2%            %
1325 North 7th Avenue
Bozeman, Montana 59715

-----------------------------------------------------------------------------------------
William Schlecht                         23,334(4)                                    %
24 NE Middlefield road
Portland, OR 97211

-----------------------------------------------------------------------------------------
All officers and directors as a group 1,047,820                      45.7%            %
(3 persons)
------------------------------------------------------------------------------------------

* Less than 1%

(1) Includes 409,200 shares owned by Fuel America LLC, of which Mr. Salmonson and his wife are sole principals.

(2) Mr. Salmonson has voting rights over 634,727 shares beneficially owned by himself and Fuel America LLC.

(3) 433,333 shares held in the name of Rapture Holdings, Inc., of which Mr. Simmons is principal and sole shareholder.

(4) Mr. Schlecht owns 23,334 shares beneficially owned by him.

(5) Mr. Brodzki has only been issued 66,667 shares in December 2002 of the 233,092 required by the Company under his employment agreement.

(6) These represent shares owned by Alkhalifa Petroleum Corp., which Shaikh Isa Mohammed Isa AlKhalifa is an affiliated party.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has borrowed monies from related parties to fund operations. In 2003 the Company borrowed $328,000 from the Chief Executive Officer ["CEO"]and in 2002, the Company borrowed approximately $504,000 from Fuel America LLC ["Fuel America"] and Fuel Nation Group, LLC ["FNG"],( entities controlled by the Chairman of the Board/Chief Executive Officer ["CEO"]), At December 31, 2003 and 2002, the balance owed to affiliates was $325,221 and $121,332,respectively. Currently, there are no interest or repayment terms for the debt and it is treated as if due on demand. Interest at the rate of 5% per annum is being charged on the amount advanced in 2003. At December 31, 2003 and 2002 , interest booked on loans from related parties was $11,709 and $0 respectively. The amount borrowed from the CEO in 2003 arose by the CEO personally guaranteeing and pledging shares of common stock owned by him for a $320,000 deposit made by a third party on behalf of the Company to fund a loan committment application. The amount of the loan has subsequently been assigned between the CEO and the Company and has been recorded in the balance owed to affiliates.

During 2003, the Company issued 8,000 shares of preferred stock to Alkhalifa petroleum Corp. a company controlled by a director of the Company, Shaikh Isa

Mohammed Isa Alkhalifa, in exchange for personally guaranteeing an $8,000,000 bank line of credit on behalf of the Company.As of December 31, 2003 the line of credit had not been utilized.

In December 2003, the CEO was issued 2,800 shares of preferred stock as consideration under the non-dilution clause in his employment contract.

During 2002, the Company used proceeds from common stock issuances in the amount of approximately $180,000 to repay amounts borrowed from Fuel America and Fuel Nation Group. In July 2002, the Company granted options to purchase 80,000 shares of common stock valued at approximately $234,000 to Fuel America and Fuel Nation Group as repayment for amounts borrowed such options were exercised in 2002.

In February and December 2002, the then former CEO, Mr Salmonson, was granted and exercised options to purchase 8,352 and 66,667 shares of common stock at exercise prices of $1.50 and $.82 per share as consideration under the non-dilution clause in his employment contract [See Note 11 for compensation expense related to issuance of these options]. The proceeds of $12,528 and $54,667 were utilized to reduce the amounts due to affiliates

In May 2002, options to purchase 78,240 shares of common stock were granted and exercised by the then former CEO, Mr Salmonson, at an exercise price of $1.50 per share as consideration for accrued compensation. In June 2002, the former CEO paid a nonrefundable fee related to the proposed bond issuance at that time to an investment banker of $90,000 on behalf of the Company. The amount is included in due to affiliates.

In December 2002, the then CEO, Mr Brodski, was granted and exercised options to purchase 66,667 shares of common stock valued at $40,000 per his employment agreement.

In December 2002, the Company issued 156,667 shares of common stock to a director of the Company in exchange for the satisfaction of accrued liabilities in the amount of $94,000 assumed by the director.

In December 2002, the Company issued 23,333 shares of common stock valued at $21,000 to a director of the Company for consulting services.

In October 2001, the then CEO, Mr Salmonson, exercised options to purchase 95,868 shares of common stock at an exercise price of $1.50 per share [See Note 11 for compensation expense related to issuance of these options]. The proceeds of $143,802 were used to reduce the amount due to Fuel America. Also, in 2001, a Company loan payable of $30,000 was settled by the then CEO issuing shares of Company common stock owned by him to the loanholder. The loan amount of $30,000 was offset against the amount due to Fuel America.

In 2001, the then CEO, Mr Salmonson, transferred 94,917 shares of common stock owned personally by him to several non-affiliated entities for consulting and professional services incurred by the Company. The Company recorded a non-cash charge to operations in 2001 of $4,052,875 for such services which represented the fair value of such stock when transferred. This amount was credited to additional paid-in capital. The then CEO has agreed to accept shares of common stock equal to the number of shares he transferred to pay the Company's expenses.

In 2001, the Company shared office space with Triad, who together leased such facility from an entity controlled by a principal stockholder of the Company. The lease expired in the fourth quarter of 2001 and since then rent was on a month-to-month basis until March 2002 when the Company vacated these premises. Rent expense amounted to $38,974 and $6,413 in 2001 and 2000, respectively.

In 2001, the Company, through its then former CEO,Mr Salmonson, pledged shares of common stock to be issued for various consulting services. The Company recorded a non-cash charge to expense of $9,200,880 which was equal to the fair value of such shares at the time they were pledged. Such shares were not issued as of December 31, 2001 and the total amount of $9,200,880 was credited to additional paid-in capital.

Three demand notes came due in the months of August and September 2002 and the company was unable to extend the term on the notes or make payment on the notes. Restricted common shares owned and pledged by an affiliate Fuel America secured the collateral for these demand notes. Loans were advanced to Fuel America, using restricted common shares of FuelNation Inc as collateral. The funds were advanced to FuelNation from the affiliate and treated as a demand note. These amounts are included in due to affiliates in the accompanying financial statements.

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

In August, 2002, the board of Directors pursuant to the purchase contract dated September 14, 2000 between Triad Petroleum, Inc. and Regenesis Holdings, Inc. exercised our rights in the purchase contract article 6, item 6.7, (resignation of directors and officers) to demand the resignation of Edwin Ruh, Jr. as a director. The current active board of directors consist of three individuals; Shaikh Isa Mohammed Isa Alkhalifa, William Schlecht and Chris Salmonson. On or about December 1, 2000, we retained Veritas Venture Labs, LLC to perform consulting services for us pursuant to a written consulting agreement. Based in Boston, Massachusetts, Veritas Ventures Lab, LLC is owned and/or controlled by Edwin Ruh, one of our former directors. Pursuant to two separate consulting agreements, Veritas was paid $221,000. In addition, its individual constituents were issued a total of 6,667 shares of our Common Stock and were granted an option to purchase 10,000 shares at $1.50 per share, which they exercised in 2001.The Company incurred a non-cash charge to operations of $3,585,000 related to the stock issuance and options granted.

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

10.6  Restated Employment Agreement with Chris Salmonson (8)

10.7  Agreement with Charles Brodzki (13)

10.8  Board resolution modifying Salmonson Employment Agreement

10.9 Contribution and Distribution Agreement dated January 23, 2003 among William Schlecht, FuelNation Travel Center LLC and FuelNation, Inc.

10.10 2002 Stock Option Plan (14)

17.1  Letter of Resignation of James L. Wilson(12)

31.1  Certification

31.2  Certification

32.1  Certification

32.2  Certification

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

(b) Reports on Form 8-K

(1)   January 27, 2003.
(2)   October 22, 2003.

Item 14.   Principal Accountant Fees and Services

                                                           2003     2002
                                                         -------   -------
14.1    AUDIT FEES                                       $75,000   $73,000
14.2    AUDIT-RELATED FEES
14.3    TAX FEES
14.4    ALL OTHER FEES
14.5    (i)  DISCLOSURE OF AUDIT COMMITTEE'S
             PRE-APPROVAL POLICIES AND PROCEDURES;
        (ii) DISCLOSE THE PERCENTAGE OF SERVICES
             DESCRIBED THAT WERE APPROVED BY THE
             AUDIT COMMITTEE.

14.1 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 28, 2004.

FUELNATION INC.
(Registrant)

                     By: /s/ CHRIS R. SALMONSON
                         -------------------------------------------
                         CHRIS R.SALMONSON, President,
                           Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 28, 2004.

                     By: /s/ SHAIKH ISA MOHAMMED ISA ALKHALIFA
                         -------------------------------------------
                         Shaikh Isa Mohammed Isa AlKhalifa, Director


                     By: /s/ WILLIAM C. SCHLECHT
                         -------------------------------------------
                         William C. Schlecht, Director


                     By: /s/ CHRIS R. SALMONSON
                         -------------------------------------------
                         CHRIS R. SALMONSON, President, Chief Executive
                           Officer and Chairman of the board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FuelNation, Inc.
Davie, Florida

We have audited the accompanying balance sheet of FuelNation, Inc. [a development stage company] as of December 31, 2003, and the related statements of operations, changes in stockholders' equity [deficit], and cash flows for each of the two years and the cumulative period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of The Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FuelNation, Inc. [a development stage company] as of December 31, 2003, and the results of its operations and its cash flows for each of the two years and the cumulative period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in the development stage, has suffered significant losses and has a working capital deficiency of $3,113,313 and a deficit accumulated in the development stage of $36,644,792 as of December 31, 2003 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 3. The financial statements do not include any adjustments which might arise from the outcome of these uncertainties.

MOORE STEPHENS, P.C.
Certified Public Accountants.

Cranford, New Jersey
November 23, 2004

                                 FUELNATION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                            ASSETS

                                                                         December 31,
                                                                            2003
                                                                        -------------
Current Assets                                                          $         --

Property and equipment, net of accumulated depreciation of $170,100           76,580

Other assets                                                                     835
                                                                        ------------
TOTAL  ASSETS                                                           $     77,415
                                                                        ============

              LIABILITIES AND STOCKHOLDERS' [DEFICIT]

CURRENT LIABILITIES:
   Cash Overdraft                                                       $      2,465
   Accounts payable                                                          764,196
   Accrued Liabilities                                                       407,786
   Payroll and Taxes Payable                                               1,439,145
   Due to Affiliates                                                         325,221
   Note payable                                                               25,000
   Other Payables                                                            149,500
                                                                        ------------

TOTAL CURRENT LIABILITIES                                                  3,113,313
                                                                        ------------

COMMITMENTS AND CONTINGENCIES                                                     --
                                                                        ------------

COMMON STOCK SUBJECT TO REPURCHASE, 53,318 SHARES ISSUED AND
OUTSTANDING AT DECEMBER 31, 2003                                           3,178,474
                                                                        ------------

STOCKHOLDERS' EQUITY [DEFICIT]:

   Preferred Stock, $.01 par value, 5,000,000 shares
      authorized; 13,000  issued and outstanding                                 130
   Common Stock, $.01 par value, 100,000,000 shares
      authorized; 2,241,174 issued and outstanding                            22,412
   Subscriptions Receivable                                               (1,445,900)
   Additional paid-in capital                                             31,853,778
   (Deficit) Accumulated in the Development Stage                        (36,644,792)
                                                                        ------------
TOTAL STOCKHOLDERS' [DEFICIT]                                             (6,214,372)
                                                                        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' [DEFICIT]                           $     77,415
                                                                        ============

                                 FUELNATION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                Accumulative in
                                                                                                the Development
                                                                                                    Stage
                                                                                                     From
                                                                 Years Ended                   September 30, 2000
                                                                 December 31,                          To
                                                          2003                   2002           December 31, 2003
                                                       -----------           -----------       ------------------
REVENUE                                                $        --           $        --           $         --
                                                       -----------           -----------           ------------

OPERATING EXPENSES:
   Salaries and wages including related taxes              608,143               688,498              2,118,661
   Consulting fees                                          13,903                98,782                142,119
   Consulting fees - related party                                                    --                221,162
   Legal and professional                                  115,348               212,776                938,933
   Marketing and promotion                                                        60,591                467,158
   Rent                                                     67,437               117,900                293,337
   Rent - related party                                                               --                 45,387
   Depreciation                                             50,136                50,136                170,100
   Other general and administrative expenses                79,615               186,661                616,958
   Impairment loss on technology                                               1,581,747              1,581,747
   Write down of inventory                                 499,749               499,749
   Loss - deposits                                       1,022,500             1,022,500
   Financing costs                                          23,042                90,000                113,042
   Non - cash consulting fees                                                    735,562             17,014,280
   Non - cash consulting fees - related party                                     59,251              3,644,251
   Non - cash financing costs                               19,244                    --                112,200
   Non - Cash printing costs                                                      21,000                 21,000
   Non - cash employee compensation                                              495,561              6,863,527
   Research and development cost                                --                    --                 10,000
                                                       -----------           -----------           ------------
TOTAL OPERATING EXPENSES                                 2,499,117             4,398,465             35,896,111
                                                       -----------           -----------           ------------

OPERATING LOSS                                          (2,499,117)           (4,398,465)           (35,896,111)

OTHER INCOME (EXPENSE):
   Other (Expense) Income                                       --                    --               (694,982)
   Interest expense - related party                        (11,709)              (11,709)
   Interest expense                                         (6,321)              (26,687)               (41,990)
                                                       -----------           -----------           ------------
TOTAL OTHER (EXPENSE), NET                                 (18,030)              (26,687)              (748,681)
                                                       -----------           -----------           ------------

NET LOSS                                               $(2,517,147)          $(4,425,152)          $(36,644,792)
                                                       ========================================================

Basic and Diluted Net Loss per Common Share            $     (1.10)          $     (3.08)
                                                       ===========           ===========

Basic and Diluted Weighted Average Common
Shares Outstanding                                       2,290,677             1,437,012
                                                       ===========           ===========


                                 FUELNATION INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY ( DEFICIT)

                                                                                        (Deficit)
                                                                         Additional   Acumulated in
                                Preferred Stock         Common Stock      Paid-In    the Development  Subscription
                              Shares     Amount       Shares     Amount    Capital        Stage        Receivable          Total
                              ------     ------       ------     ------  ----------  ---------------  ------------         -----
Balance - December 31, 1999   33,333    $50,000      626,667     $6,267     $ 390,577                                    $ 446,844

October 2000 - Acquired
   Equity of Shell in
   Stock Acquisition                                  40,444        404      (774,124)                                    (773,720)
October 2000 - Retirement
   of Common Stock in Lieu
   of Debt Paid by
   Related Party                                      (2,267)       (23)           23
November 2000 - Conversion
   of Preferred Stock to
   Common Stock              (33,333)   (50,000)     333,333      3,334        46,666
December 2000 - Issuance
   of Common Stock in
   Private Placement
   Transaction                                        34,621        346     3,144,762                                    3,145,108
Net Loss                                                                                  (1,205,251)                   (1,205,251)

                            ------------------------------------------------------------------------------------------------------
Balance - December 31, 2000       --         --    1,032,798     10,328     2,807,904     (1,205,251)                    1,612,981

February 2001 - Issuance
   of Common Shares in
   Private Placement
   Transactions                                          256          3        24,997                                       25,000
February 2001 - Issuance of
   Stock Options for
   Consulting Services                                                      2,985,000                                    2,985,000
March 2001 - Issuance of
   Common Shares in Private
   Placement Transactions                                677          7       101,493                                      101,500
March 2001 - Shares Pledged
   for Consulting Costs                                                     9,200,880                                    9,200,880
April 2001 - Issuance of
   Common Shares
   and Affiliate-
   Owned Company
   Common Stock
   for Consulting Costs                               13,333        133     3,149,242                                    3,149,375
April 2001 - Cancellation
   of Shares Issued
   in Private
   Placement Transaction                                (103)        (1)       (9,999)                                     (10,000)
April 2001 - Issuance of
   Stock Options
   to Employees                                                             6,212,966                                    6,212,966
June 2001 - Issuance of
   Common Stock
   in Satisfaction
   of Liabilities
   and Payment
   of Professional Expenses                            2,704         27       275,473                                      275,500

                                 FUELNATION INC.
                         (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY ( DEFICIT)

                                                                                        (Deficit)
                                                                         Additional   Acumulated in
                                Preferred Stock         Common Stock      Paid-In    the Development  Subscription
                              Shares     Amount       Shares     Amount    Capital        Stage        Receivable          Total
                              ------     ------       ------     ------  ----------  ---------------  ------------         -----
June 2001 - Issuance of
   Common Stock for Payment
   of Technology
   and Consulting Costs                               30,000        300     1,442,200                                    1,442,500
June 2001 - Issuance
   of Common
   Stock to Acquire
   Assignment
   of Contract                                         1,933         19       208,781                                      208,800
June 2001 - Issuance
   of Common
   Stock for Payment
   of Consulting
   Costs and Exercise
   of Stock
   Options                                            16,667        167       614,833                                      615,000
August 2001 - Issuance of
   Warrants and
   Affiliate-Owned
   Company Common Stock for
   Consulting Costs                                                         3,024,796                                    3,024,796
September 2001 -
   Stock Options
   Exercised by Officers
   Pursuant to
   Employment Agreements                              96,868        969       144,332                                      145,301
October 2001 - Issuance of
   Stock Options
   to Employees
   and Warrants
   and Affiliate-
   Owned Company
   Common Stock
   to Non-Employee
   for Financing
   and Consulting Costs                                                       696,850                                      696,850
November 2001 - Consulting
   Costs - Shares not
   yet Issued                                                                 240,000                                      240,000
December 2001 -
  Grant of Put Options                               (57,107)      (572)   (3,547,401)                                  (3,547,973)
Net Loss                                                                                 (28,497,242)                  (28,497,242)
                            ------------------------------------------------------------------------------------------------------
Balance - December 31, 2001       --         --    1,138,026     11,380    27,572,347    (29,702,493)                   (2,118,766)

                                 FUELNATION INC.
                         (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY ( DEFICIT)

                                                                                        (Deficit)
                                                                         Additional   Acumulated in
                                Preferred Stock         Common Stock      Paid-In    the Development  Subscription
                              Shares     Amount       Shares     Amount    Capital        Stage        Receivable          Total
                              ------     ------       ------     ------  ----------  ---------------  ------------         -----

February 2002 -
   Stock Options
   Issued and Exercised by
   Officer Pursuant to
   Employment Agreement                                8,352         84        97,631                                       97,715
May 2002 - Issuance of
   Common Stock for Payment
   of Consulting Services                             40,000        400       284,600                                      285,000
May 2002 - Issuance and
   Exercise of Stock Options
   by Consultant for Payment
   of Consulting Services                             49,999        500       407,421                                      407,921
May 2002 - Stock Options
   Issued and Exercised by
   Employees in Lieu of
   Payroll and
   Accrued Payroll                                   111,722      1,117       536,839                                      537,956
July 2002 - Stock Options
   Issued and Exercised by
   an Affiliate Company for
   Debt Repayment                                     80,000        800       233,200                                      234,000
July 2002 - Issuance and
   Exercise of Stock Options
   by Consultant for
   the Payment
   of Consulting Services                             18,000        180        53,820                                       54,000
August 2002 - Issuance and
   Exercise of Stock Options
   by Consultant for
   the Payment
   of Consulting Services                             33,333        333        73,917                                       74,250
October 2002 - Issuance and
   Exercise of Stock
   Options by
   Consultant for the
   Payment of
   Consulting Services                                20,000        200         8,950                                        9,150
December 2002 -
   Stock Options
   Issued and Exercised by
   Officer Pursuant to
   Employment Agreement                               66,667        667        39,333                                       40,000
December 2002 - Issuance
   and Exercise of Stock
   Options by Former Officer
   Pursuant to Employment
   Agreement                                          66,667        667        92,251                                       92,918
December 2002 - Issuance of
   Common Stock to Replace
   Shares Pledged as
   Collateral by Affiliate                           335,730      3,357       198,081                                      201,438

                                 FUELNATION INC.
                         (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY ( DEFICIT)

                                                                                        (Deficit)
                                                                         Additional   Acumulated in
                                Preferred Stock         Common Stock      Paid-In    the Development  Subscription
                              Shares     Amount       Shares     Amount    Capital        Stage        Receivable          Total
                              ------     ------       ------     ------  ----------  ---------------  ------------         -----
December 2002 - Issuance
   and Exercise of Stock
   Options by Consultant
   for the
   Payment of Consulting
   Services                                           39,999        400        55,351                                       55,751
December 2002 - Issuance of
   Common Stock for
   the Payment
   of Consulting Services                              2,222         22         1,978                                        2,000
December 2002 - Issuance of
   Common Stock for Payment
   of Printing Services                               23,333        234        20,766                                       21,000
December 2002 - Issuance of
   Common Stock to Director
   to Replace Shares
   Pledged as Collateral                             156,667      1,567        92,433                                       94,000
December 2002 - Issuance of
   Common Stock to
   Director for
   Payment of Consulting
   Services                                           23,333        233        20,767                                       21,000
December 2002 -
   Consulting Costs -
   Shares not yet Issued                                                       14,000                                       14,000
Net Loss                                                                                  (4,425,152)                   (4,425,152)
                            ------------------------------------------------------------------------------------------------------
Balance - December 31, 2002       -- $       --    2,214,050     22,141    29,803,685    (34,127,645)                   (4,301,819)

                                 FUELNATION INC.
                         (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY ( DEFICIT)

                                                                                        (Deficit)
                                                                         Additional   Acumulated in
                                Preferred Stock         Common Stock      Paid-In    the Development  Subscription
                              Shares     Amount       Shares     Amount    Capital        Stage        Receivable          Total
                              ------     ------       ------     ------  ----------  ---------------  ------------         -----
February 2003 - Issuance of
  common stock
  in satisfaction
  of liability                                        23,334        233          (233)                                          --
December 2003 - Issuance of
  preferred stock
  to affiliate for
  guarantee of
  line of credit               8,000         80                                   (80)                                          --
December 2003 - Issuance of
  preferred stock
  to replace convertible
  debt and conversion of
  common stock for
  preferred stock                409          4       (7,709)       (77)       54,968                                       54,895
October 2003 - Issuance of
  preferred stock
  to replace common stock
  subject to repurchase          376          4           --         --       369,496                                      369,500
December 2003 - Issuance of
  preferred stock
  in settlement of
  convertible debt                25          1                                    (1)                                          --
December 2003 -Issuance of
  preferred stock
  for subscription of stock      164          2      (53,800)      (538)      105,536                      (105,000)            --
December 2003 -Purchases of
  preferred stock
  and issuance of
  preferred stock
  for conversion
  of common stock              1,064         10      (61,849)      (618)      180,808                                      180,199
December 2003- Issuance of
  preferred stock
  for conversion of
  common stock                   162          2       (6,995)       (70)           68                                           --
December 2003 -Issuance of
  preferred stock
  to Officer pursuant to
  employment agreement         2,800         28                                   (28)                                          --
December 2003 -
  Subscription of
  common stock               134,143      1,341    1,339,559               (1,340,900)            --
Beneficial conversion
  feature
  of preferred
  stock issuance                     (2,070,463)                            2,070,463                                           --
Amortization of beneficial
  conversion feature
  on preferred
  stock issuance                      2,070,463                            (2,070,463)                                          --
Net Loss                                                                                  (2,517,147)                   (2,517,147)

                            ------------------------------------------------------------------------------------------------------
Balance December 31, 2003     13,000 $      130    2,241,174   $ 22,412  $ 31,853,778  $ (36,644,792)  $ (1,445,900)  $ (6,214,372)
                            ======================================================================================================

                                 FUELNATION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                            Accumulative
                                                                                Years Ended                    During
                                                                                 December 31,                Development
                                                                             2003             2002              Stage
                                                                          -----------      -----------      ------------
Cash Flows:
   Net loss                                                               $(2,517,147)     $(4,425,152)     $(36,644,792)
   Adjustments to reconcile net loss to net cash provided by
      (used) in operating activities:
         Depreciation                                                          50,136           50,136           170,100
         Write- down of Technology                                                           1,581,747         1,581,747
         Write- down of Inventory                                             499,749                            499,749
         Non- Cash Employee Compensation                                                       495,561         6,863,527
         Non- Cash Consulting Fees                                                             735,562        17,014,280
         Non- Cash  Consulting Fees -Related Party                                              59,251         3,644,251
         Non- Cash Financing Costs                                             19,244               --           112,200
         Non- Cash Printing Costs                                                               21,000            21,000
        Write- Down of Investments                                                                  --           657,686
        Write- Down of Deposits                                             1,022,500               --         1,022,500
         Other                                                                                  33,508            58,508
        Amortization of Discount on Convertible Debt                                            22,894            30,394
                                                                                                            ------------
         Changes in Assets and Liabilities:
            [Increase] Decrease in:
         Inventory                                                                              60,591          (499,748)
         Due from Escrow Accounts                                                                   --           (45,000)
         Due from Affiliates                                                                        --           304,680
         Other                                                                    285               --             8,990

Increase [Decrease] in :
         Accounts Payable                                                      91,393          305,281           797,109
         Accrued Liabilites                                                    89,485          188,731           499,117
         Payroll and Taxes Payable                                            558,731          355,987         1,439,145
                                                                          -----------      -----------      ------------

                  Net cash provided by (used) in operating activities        (185,624)        (514,903)       (2,464,557)
                                                                          -----------      -----------      ------------

Cash Flows from Investing Activities:
   Payments for Technology                                                         --               --          (544,903)
   Purchase of Fixed Assets                                                    (2,666)        (246,679)
   Bond Issuance Deposit                                                     (240,000)         (80,000)         (320,000)
   Refund of Bond Issuance Deposit                                             50,000           50,000
   Advances Toward Pending Acquisition                                                              --          (402,724)
  Cash Received in Acquisition                                                     --               --             1,109
                                                                          -----------      -----------      ------------
                  Net cash used in investing activities                      (190,000)         (82,666)       (1,463,197)
                                                                          -----------      -----------      ------------
                                                                                                            ------------

Cash Flows from Financing Activities:
   Cash Overdraft                                                               2,465                              2,465
   Net Proceeds from issuance of common stock                                                  191,510         3,453,118
   Net Proceeds from issuance of preferred stock                              180,200                            180,200
   Proceeds from Issuance of Convertible Debt                                                       --            35,953
   Proceeds from Related Party Debt                                           328,000          504,069           832,069
   Payment of Related Party Debt                                             (124,111)         (99,594)         (223,705)
   Payment of Convertible Debt                                                (11,542)                           (11,542)
   Exercise of Stock Options                                                                        --            15,000
   Debt Restructuring                                                                                           (255,804)
   Payment of Loans Payable                                                        --               --          (100,000)
                                                                          -----------      -----------      ------------

                  Net cash provided by financing activities                   375,012          595,985         3,927,754
                                                                          -----------      -----------      ------------



Net (Decrease)  in Cash                                                          (612)          (1,584)               --

Cash, Beginning of Period                                                         612            2,196                --
                                                                          -----------      -----------      ------------

Cash, End of Period                                                       $        --      $       612      $         --
                                                                          ===========      ===========      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest:                              $        --      $     2,043      $      2,716
                                                                          ===========      ===========      ============
   Cash paid during the period for Income Taxes:                          $        --      $        --      $         --
                                                                          ===========      ===========      ============

                                    FUELNATION INC.
                             (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF CASH FLOWS


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
During the year ended December 31, 2003:

     1) The Company issued 376 shares of preferred stock in exchange for the satisfaction of 3,790 shares of common stock subject to repurchase totaling $369,500

     2) The Company entered into a subscription agreement to increase the amount of convertible debt owed by the Company by $24,412. Accordingly the company recorded a finance cost charge of $19,244 and offset accrued interest by $5,168. An addendum to the subscription agreement was signed whereby the Company agreed to issue 409 shares of preferred stock in exchange for the satisfaction of convertible debt of $ 48,897, interest expense of $2,197 and replacement of 7,709 shares of common stock.

     3) The Company issued 8,000 shares of preferred stock to Alkhalifa Petroleum Corporation a corporation controlled by a director of the Company, for such director personally guaranteeing an $8,000,000 line of credit on behalf of the Company.

     4) The Company issued 25 shares of preferred stock to settle an amount owing to a convertible debt holder valued at $25,000.

     5) The Company issued 164 shares of preferred stock for replacement of 53,800 shares of common stock and a subscription of $105,000 of preferred stock. As of December 31, 2003 the Company had not yet received the subscription amount. The subscription receivable has been shown as a contra - equity account in the financial statements.

     6) The Company replaced 1,064 shares of common stock owned by existing shareholders by issuing preferred shares in conjunction with a Subscription agreement for preferred shares valued at $1,064,000.

     7) The Company replaced 6,995 shares of common stock owned by existing shareholders by issuing 162 shares of preferred stock valued at $162,000.

     8) The Company issued 2,800 shares of preferred stock to the CEO of the Company pursuant to the terms of the CEO's employment agreement.

     9) As of December 31, 2003, 134,143 shares of common stock owned by existing shareholders were replaced with preferred stock of the Company by virtue of various settlement and subscription agreements between the Company and the shareholders. In turn, the 134,143 shares of common stock were subscribed for by a unrelated third party for $1,340,900. As of December 31, 2003 the amount had not been received. The $1,340,900 subscription receivable has been shown as a contra-equity account in the financial statements


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
During the year ended December 31, 2002:
The Company issued the following:

                                                                        Issued for

                                                                         Consulting
                                                       Consulting        Services -         Employee        Printing
                                 Issued                 Services       Related Party      Compensation      Services
                                 ------                ----------      -------------      ------------      --------
              88,888 Shares of Common Stock                $ 286,000           $ 21,000                          $21,000
             204,665 Stock Options                           378,040                              40,000


                                                     --------------------------------------------------------------------
                                                           $ 664,040           $ 21,000         $ 40,000         $21,000
                                                     ====================================================================


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

Description of Development Stage Activities - FuelNation, Inc. [the "Company" or "FuelNation"], a Florida corporation, located in Davie, Florida has been in the development stage since its reorganization on October 13, 2000. The Company has continuously worked on plans to build travel centers from 2000 to the present, initially in the state of Florida, followed by additional locations in other key states. Getting the approvals and permitting for the first couple of travel centers are very capital intensive and time consuming. In addition, the Company has also been engaged in the development of providing real-time e-commerce communications in the petroleum marketing and energy services industry from 2000 to 2003. Currently the real-time-e-commerce has been re-prioritized with generating income from oil trading in order to self fund the real-time e-commerce development from the projected profits of the oil trading.

FuelNation Inc, through our 100 % wholly owned subsidiary, Leman Energy Trading, Inc., a Panamanian Corporation registered in the Panamanian Registry Public Deed No. 9421 on August 31, 2004. is engaged in oil and gas wholesale marketing of unbranded petroleum transportation fuels and crude oil trading in Western Siberia, Russia; Middle East and Southeast Asia. Currently, our director of FuelNation, Shaikh Isa Mohammed Isa Alkhalifa, and our manager of Leman Energy Trading, Inc., Hammed Yaghoobi, have been contacting ministries of oil and major crude oil suppliers in Western Siberia, Russia; Middle East and Southeast Asia to acquire crude oil and refined products. Credit facilities are in place to acquire products and multiple offers are being sent to suppliers for purchases. In this regard, we are prepared to acquire quantities of crude oil of 75,000 to 250,000 barrels per day and refined petroleum products of 50,000 to 100,000 metric tons per month.

Reorganization - The financial statements give effect to the acquisition agreement [the "agreement"] of FuelNation, Inc. [formerly Regenesis Holdings, Inc. ["Regenesis"] with Triad Petroleum, LLC ["Triad"]. The closing date of the agreement was October 13, 2000, however, for accounting purposes the transaction is treated as being effective September 30, 2000. In connection with the agreement, Regenesis issued 626,667 shares of common stock and 33,333 shares of newly designated Series D preferred stock, convertible into 333,333 shares of common stock to the members of Triad. As a result of the agreement, the members of Triad will own approximately 96% of the outstanding common stock of Regenesis. For accounting purposes, the agreement is being recorded as a recapitalization with the members of Triad as the acquirers. The 626,667 shares of common stock and 33,333 shares of Series D preferred stock are shown as outstanding for all periods presented in the same manner as for a stock split. In November 2000, the 33,333 shares of Series D preferred stock were converted into 333,333 shares of common stock. The members of Triad relinquished their entire rights and ownership in the technology of the proprietary computer and software system [the "Technology"] in exchange for such shares. The financial statements of the Company reflect the results of operations of the development stage operations of the Technology acquired from Triad and Regenesis from October 13, 2000. The financial statements prior to October 13, 2000 reflect the development stage operations of the Technology acquired from Triad. Pro forma information on this transaction is not presented as, at the date of this transaction, Regenesis is considered a public shell and accordingly, the transaction will not be considered a business combination. Concurrent with the transaction, Regenesis Holdings, Inc. changed its name to FuelNation, Inc. No adjustment of assets to "fair value" has been recorded.

[2] Summary of Significant Accounting Policies

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased. The Company had no cash equivalents as of December 31, 2003.

Inventory - Inventory consists of technological components which will be used in the Company's operations. Inventory is stated at the lower of cost [determined by the first in, first out ["FIFO"] method] or market. During 2003 and 2002 inventory in the amount of $499,749 and $60,590 were written off respectively.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #2

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

Office Furniture and Equipment 5 Years Computer Equipment 5 Years

During 2003 and 2002, depreciation expense was $50,136 and $50,136, respectively.

Deposits On Equipment - Deposits on equipment represent amounts paid, through the issuance of common stock, on equipment purchased. The Company entered into a stock repurchase agreement ["put option"] with the vendor [See Note 8]. The vendor has retained title to the equipment until the put option is satisfied. During 2003, the deposit on the equipment in the amount of $ 752,500 was reserved for 100%

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash with a high credit quality financial institution, and as a result feels its exposure to such credit risk is limited. At December 31, 2003, the Company had no amounts in the financial institution in excess of FDIC insurance limits.

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

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #3

[2] Summary of Significant Accounting Policies [Continued]

Capitalized Technology Costs [Continued] - Amortization of capitalized technology costs commences when the related products become available for general release to customers. Amortization is provided on a product by product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product.

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

Advertising Expense - It is the Company's policy to expense advertising costs as incurred. Advertising expense amounted to $-- and $60,591 in 2003 and 2002, respectively.

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

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on per share amounts [i.e., increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The Company's options and warrants were not included in the computation of loss per share for 2003 and 2002 because to do so would have been antidilutive for these years. See Note 11 for a detail of options and warrants that could potentially dilute future earnings per share.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #4

[2] Summary of Significant Accounting Policies [Continued]

Stock-Based Compensation - The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" [APB No. 25] with regard to the accounting for its employee stock options. Under APB No. 25, compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant. The Company applies the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to non- employee stock-based compensation and the pro forma disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 [See Note 15] to employee stock-based compensation.

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

[4] Related Party Transactions

The Company has borrowed monies from related parties to fund operations. In 2003 the Company borrowed $328,000 from the Chief Executive Officer ["CEO"]and in 2002, the Company borrowed approximately $504,000 from Fuel America LLC ["Fuel America"] and Fuel Nation Group, LLC ["FNG"],( entities controlled by the Chairman of the Board/Chief Executive Officer ["CEO"]). In 2003 and 2002 repayment of debt to related parties was $124,111 and $99,594 respectively. At December 31, 2003 and 2002, the balance owed to affiliates was $325,221 and $121,332,respectively. Currently, there are no repayment terms for the debt and it is treated as if due on demand. Interest at the rate of 5% per annum is being charged on the amount advanced in 2003. At December 31, 2003 and 2002 , interest expense on loans from related parties was $11,709 and $0 respectively.

During 2003, the Company issued 8,000 shares of preferred stock to Alkhalifa petroleum Corp. a company controlled by a director of the Company, Shaikh Isa Mohammed Isa Alkhalifa, in exchange for personally guaranteeing an $8,000,000 bank line of credit on behalf of the Company. The line of credit is to be utilized for future purchases and resale of petroleum products. As of December 31, 2003 the line of credit had not been utilized.

In December 2003, the CEO was issued 2,800 shares of preferred stock as consideration under the non-dilution clause in his employment contract as amended. The company intends to extend the employment agreement and add additional incentives for income and shares of equity based on performance.

During 2002, the Company used proceeds from common stock issuances in the amount of approximately $180,000 to repay amounts borrowed from Fuel America and FuelNation group, LLC. In July 2002, the Company granted options to purchase 80,000 shares of common stock valued at approximately $234,000 to these affiliates as repayment for amounts borrowed, these options were exercised in 2002. In December 2002, the Company issued 335,730 shares of common stock valued at approximately $201,000 to its then former CEO to replace shares of common stock owned by him [through Fuel America] and pledged as collateral to secure three loans in the amounts of $330,000, $65,000 and $100,000 which proceeds were used on behalf of the Company through loans from the affiliates. The lenders defaulted against the collateral for non payment. The lender of the $330,000 loan has confirmed that the collateral of 133,333 shares of common stock has satisfied the obligation. . The company has received confirmation and written verification from the lender that the total proceeds they received on the securities satisfied the obligation.

In February and December 2002, the then former CEO was granted and exercised options to purchase 8,352 and 66,667 shares of common stock at exercise prices of $1.50 and $.82 per share as consideration under the non-dilution clause in his employment contract [See Note 11 for compensation expense related to issuance of these options]. The proceeds of $12,528 and $54,667 were utilized to reduce the amounts due to affiliates.

In May 2002, options to purchase 78,240 shares of common stock were granted and exercised by the then former CEO at an exercise price of $1.50 per share as consideration for accrued compensation.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #5

[4] Related Party Transactions [Continued]

In June 2002, the then CEO paid a nonrefundable fee related to the proposed bond issuance at that time to an investment banker of $90,000 on behalf of the Company. The amount is included in due to affiliates.

In December 2002, the then current CEO was granted and exercised options to purchase 66,667 shares of common stock valued at $40,000 per his employment agreement.

In December 2002, the Company issued 156,667 shares of common stock to a director of the Company in exchange for the satisfaction of accrued liabilities in the amount of $94,000 assumed by the director.

In December 2002, the Company issued 23,333 shares of common stock valued at $21,000 to a director of the Company for consulting services.

[5] Notes Payable

In December 2002, the Company settled a civil action with a consultant. The Company incurred a $25,000 promissory note payable in six months with interest at 8%.
See Subsequent Event [Note 16]

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #6

[6] Convertible Debt

In October 2001, the Company borrowed approximately $36,000 from four (4) individuals and issued 9% convertible subordinated promissory notes [the "Notes"], which were due by September 30, 2002 and are convertible into 1,725 shares of the Company's common stock (a rate of one share of common stock for each $20.85 principal amount of notes). Additionally, the Company issued stock purchase warrants to the noteholders, which entitled the noteholders to purchase 3,449 shares of common stock at an exercise price of approximately $22.50 per share. The warrants were issued at twice the conversion rate of the common stock (two warrants for each $20.85 principal amount of notes). The notes were recorded net of a discount of approximately $30,000 which represents the fair value assigned to the warrants that were issued. The discount was amortized over the life of the debt. Amortization amounted to approximately $22,500 and $7,500 in 2002 and 2001, respectively, and is charged to interest expense. At December 31, 2002, such notes were in default. One of the note holders filed a civil action in July 2002 and subsequently received a final default judgment. During 2003 in accordance with the final default judgment against the Company, $15,000 was paid to the former note holder to settle a default on a convertible note. In addition 25 shares of preferred stock was also issued to the former note holder as full release to the Company of all obligations and liabilities attached to the convertible note. The Company incurred expense on the amount of $3,000 as a result of the judgement.

In September 2003, the Company entered into new convertible debt agreements with three (3) individual existing note holders to increase the face value of the notes by $24,412 as compensation for the Company being in default of the original notes and accrued interest. Interest is to be paid at 18% per annum. In December 2003 the Company signed a addendum to the debt agreement, whereby the Company agreed to issue a combined total of 409 shares of preferred stock to the three note holders in exchange for full release of all obligations and liabilities the Company may have with regard to the convertible debt holders. The preferred shares were issued to the note holders in December 2003.

[7] Payroll and Taxes Payable

The Company has primarily funded its payroll costs through borrowing from related parties [See Note 4]. Payroll taxes have become delinquent since the second quarter of 2001. These liabilities which include penalties and interest through December 31, 2003 amount to approximately $794,332. Penalties [to the maximum limits] and interest will accrue on such payroll tax liabilities, as well as additional payroll tax liabilities incurred subsequent to December 31, 2003, until paid. In 2004, the CEO pledged shares of preferred stock owned by him to the Internal Revenue Service as guarantee for the payment of payroll tax liabilities.

[8] Common Stock Subject to Repurchase

In October 2003, the Company issued 376 shares of preferred stock in exchange for the release of an agreement the Company entered into to repurchase 3,790 shares of common stock valued at $396,500. The remaining Common Stock Subject to Repurchase ["Put Option"] has been valued at the fair market value of the common stock when issued[$3,178,474]. The Company does not expect the Put Option to be exercised in the near term.

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

Preferred Stock

Up to 30,000 shares of Series A Convertible Preferred Stock has been authorized.The price is $1,000 per share. Each Series A convertible Preferred share is equal to .00255% of the total issued and fully diluted common stock of the Company. Each Preferred share will always maintain a conversion ratio to common stock such that the percentage ownership in the Company represented by one share of Series A Convertible Preferred Stock is constant.
Noncumulative dividend on the Series A preferred will be at the rate of 8% per share per annum. Dividends will be payable only if, and when declared by the Board of Directors.

In February 2003 23,334 shares of common stock was issued to settle a liability in the amount of $25,000.

In October 2003, the Company issued 376 shares of preferred stock in exchange for the release of an agreement the Company entered into to repurchase 3,790 shares of common stock valued at $396,500.

In December 2003, the Company issued 8,000 shares of preferred stock to Alkhalifa petroleum Corp. a company controlled by a director of the the Company, Shaikh Isa Mohammed Isa Alkhalifa, in exchange for personally guaranteeing an $8,000,000 bank line of credit on behalf of the Company.

In December 2003, 25 shares of preferred stock was issued to a former convertible note holder as full release to the Company of all obligations and liabilities attached to the convertible note.

In December 2003, 409 shares of preferred stock was issued to three (3) individual convertible note holders in exchange for release to the Company of all obligations and liabilities attached to the convertible notes.

In December 2003, 164 shares of preferred stock was issued for a subscription of $105,000 and replacement of 53,800 shares of common stock. The subscription receivable was still outstanding as of December 31, 2003.

In December 2003, 1,064 shares of preferred stock was issued for $180,200 and replacement of 61,849 shares of common stock.

In December 2003, 162 shares of preferred stock was issued as a replacement of 6,995 shares of common stock owned by existing shareholders.

In December 2003, the CEO was issued 2,800 shares of preferred stock as consideration under the non-dilution clause in his employment contract as amended.

As of December 2003, 134,143 shares of common stock owned by existing shareholders were replaced by the Company by virtue of various settlement and subscription agreements. The 134,143 shares of common stock have subsequently been subscribed for by a unrelated third party for $1,340,900. The $1,340,900 subscription receivable has been shown as a contra- equity account in the financial statements.

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

During 2002, the Company issued 335,730 shares of common stock to Chris Salmonson, the former CEO of the Company in replacement of shares pledged by the then CEO as collateral for third party loans to an affiliated entity. These funds were advanced to the Company by the affiliated entity. The Company was unable to repay the advance causing the affiliate to default and the collateralized shares to be surrendered. The stock was valued at $201,438, which was offset against the amount due to affiliates.

See Notes 6, 8, 11 and 13 for additional equity transactions.

[10] Income Taxes

An analysis of the components of income taxes is as follows:


                                                 Years ended
                                                 December 31,
                                        ------------------------------
                                            2003              2002
                                        ------------      ------------
Current:
   Federal                              $         --      $         --
   State                                          --                --
                                        ------------      ------------

   Totals                                         --                --
                                        ------------      ------------

Deferred:
   Federal                                        --                --
   State                                          --                --
                                        ------------      ------------

   Totals                                         --                --
                                        ------------      ------------

   Totals                               $         --      $         --
   ------                               ============      ============

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #8

[10] Income Taxes [Continued]

Income taxes for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                         Years ended
                                                            December 31,
                                                     --------------------------
                                                         2003           2002
                                                     -----------    -----------

Computed Federal Statutory Tax Benefit               $   856,000    $ 1,505,000
Permanent Difference - Non-Deductible Expense            (27,000)      (269,000)
Valuation of Temporary Differences                      (829,000)    (1,236,000)
                                                     -----------    -----------

Actual                                               $        --    $        --
------                                               ===========    ===========

The components of the net deferred tax asset and liability are as follows:

                                                            Years ended
                                                            December 31,
                                                     --------------------------
                                                         2003           2002
                                                     -----------    -----------

Deferred Tax Assets - Current:
   Vacation Accrual                                  $    49,000    $    34,000
   Accrued Compensation                                   82,000             --
   Valuation Allowance                                  (131,000)       (34,000)

   Current Deferred Tax Asset                        $        --    $        --
   --------------------------                        ===========    ===========

Deferred Tax Asset - Long-Term:
   Net Operating Loss Carryforward                   $3,120,000     $ 2,309,000
   Stock Options                                      2,208,000       2,208,000
   Valuation Allowance                               (5,328,000)     (4,517,000)
                                                     -----------    -----------

Long-Term Deferred Tax Asset                         $        --    $        --
----------------------------                         ===========    ===========

Total valuation allowance increased by $908,000 and $1,236,000 in 2003 and 2002, respectively.

At December 31, 2003, the Company had approximately $9,200,000 of federal net operating tax loss carry forwards expiring at various dates through 2022. The Tax Reform Act of 1986 enacted a complex set of rules which limit a company's ability to utilize net operating loss carry forwards and tax credit carry forwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result, the Company's utilization of its net operating loss carry forwards could be significantly limited.

[11] Stock Options and Warrants

Effective April 18, 2002 [amended December 2, 2002], the Company adopted the 2002 stock option plan [the "Plan"] which provides for the issuance of stock options to key employees and consultants of the Company. Initially, 180,000 shares of common stock were reserved under the Plan. In November 2002, an additional 480,000 shares were registered to be reserved under the Plan, however, due to a lack of authorized shares available only 233,332 shares were reserved under the Plan. In 2004 the remaining 246,668 shares were reserved under the plan. The Plan, which provides for the issuance of both incentive stock options [employees] and non-qualified stock options [employees and consultants], will terminate on July 4, 2010, unless terminated earlier by the Board of Directors.

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

As of December 31, 2003, 60,278 options were available to grant under the Plan.

During 2002, 353,054 options were granted under the Plan, of which 353,054 were exercised.

During 2002, the Company granted options to purchase 161,331 shares of Company common stock to various consultants at an exercise price ranging from $.41 to $3.00 per share. The Company incurred non-cash charge to operations of $410,562, the fair value at the date of grant.

In December 2002, the Company granted options to purchase 66,667 shares of Company common stock to the then former CEO for consulting services at an exercise price of $.82 per share. The Company incurred a non-cash charge to operations of $38,251, the fair value at the date of grant, and the proceeds upon exercise reduced the amount due to affiliates by $54,667.

In February 2002, the Company granted options to purchase 8,352 shares of common stock at an exercise price of $1.50 to the then CEO pursuant to the terms of his employment contract. The Company incurred a non-cash charge to operations of $85,187, the fair value at the date of grant, and the proceeds upon exercise reduced the amount due to affiliates by $12,528.

In July 2002, the Company granted options to purchase 80,000 shares of common stock, which were exercised at a price of $1.50 per share, to an affiliated company as a partial repayment of the loan due to the affiliated entity. The fair value of the options plus the proceeds upon exercise approximated $234,000 which was the amount offset against the amount due to affiliate.

In May 2002, the Company granted options to purchase 111,722 shares of Company common stock to the five employees including the then CEO at an exercise price of $1.50 per share. The Company incurred a non-cash charge to operations of $370,374 and reduced accrued payroll by $167,582, the fair value at the date of grant totaling $537,956.

In December 2002, the Company granted options to purchase 66,667 shares of common stock to the then CEO and President, pursuant to the terms and conditions of his employment agreement. The Company incurred a non-cash charge to operations of $40,000, the fair value at the date of grant.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #10

[11] Stock Options and Warrants [Continued]

A summary of the changes in outstanding common stock options and warrants is as follows:

                                                Stock Options                    Warrants
                                        ----------------------------    ---------------------------
                                               Weighted-Average               Weighted-Average
                                           Shares      Exercise Price      Shares     Exercise
Price
                                        ------------    ------------    ------------   ------------
Balance - December 31, 2001                   12,670            1.50          25,222         222.56
   Granted                                   494,739            1.51              --             --
   Exercised                                (494,739)          (1.51)             --             --
   Canceled                                       --              --              --             --
                                        ------------    ------------    ------------   ------------

Balance -
   December 31, 2002                          12,670    $       1.50          25,222   $     222.56


  Granted                                         --              --              --             --
   Exercised                                      --              --              --             --
   Canceled                                       --              --              --             --
                                        ------------    ------------    ------------   ------------

Balance Outstanding and Exercisable-
   December 31, 2003                          12,670    $       1.50          25,222   $     222.56
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
                                                    ============     ============     ============

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #11

[11] Stock Options and Warrants [Continued]

The following table summarizes information about stock options at December 31, 2003:

      Outstanding and Exercisable Stock Options         Outstanding and Exercisable Warrants
    ---------------------------------------------- -----------------------------------------------
                                         Weighted-                                   Weighted-
                                          Average         Weighted-                  Average          Weighted-
Range of                                 Remaining         Average                   Remaining          Average
Exercise Prices            Shares    Contractual Life  Exercise Price     Shares  Contractual Life   Exercise Price
-------------------     ------------  ----------------  -------------- ------------- -------------
$  1.50 - $    1.50          12,670       4.41 Years    $      1.50               --                   $        --
$ 21.89 - $   23.51              --                     $        --            5,449     2.38 Years    $     22.48
$ 75.00 - $  225.00              --                     $        --           10,000     2.58 Years    $    150.00
$300.00 - $  375.00              --                     $        --            8,813     2.20 Years    $    346.64
$750.00 - $1,125.00              --                     $        --              960     1.17 Years    $    975.00
                        -----------                                    -------------

                             12,670                                           25,222
                        ===========                                    =============

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options issued to employees in accounting for its stock option plans. Total compensation costs recognized for stock based employee compensation awards was $-- and $495,561 for the years ended December 31, 2003 and 2002, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of stock options granted to employees used in determining pro forma amounts is estimated at $- and $3.96 during 2003 and 2002, respectively.

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

                                                           December 31,
                                                     ----------------------
                                                       2003          2002
                                                      --------      --------

Risk-Free Interest Rate                                   --            3.00%
Expected Life                                             --           1 Year
Expected Volatility                                       --           204.05%
Expected Dividends                                        --           None

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #12

[11] Stock Options and Warrants [Continued]

The pro forma amounts are indicated below:

                                                                    Years ended
                                                                    December 31,
                                                           ----------------------------
                                                               2003            2002
                                                           ------------    ------------
Net Loss as Reported                                                       $ (4,425,152)
Stock-based Compensation Expense as Reported                                    495,561
Stock-based Compensation Expense Under Fair Value Method                       (603,991)
                                                           ------------    ------------

Pro Forma Net Loss                                                         $ (4,533,582)
Basic and Diluted Net Loss Per Share As Reported                           $      (3.08)
Pro Forma Basic and Diluted Net Loss Per Share                             $      (3.15)

[12] Commitments and Contingencies

Employment Contracts - The Company has only one outstanding employment contracts with its employees as of December 31, 2003. The aggregate commitment for future salary at December 31, 2003 was approximately $406,000. In accordance with these contracts, the employees were issued options to purchase 109,538 shares of the Company's common stock in 2001 [See Note 11].

In November 2002, the then former CEO, Chris Salmonson agreed to relinquish his position, to make available additional time to fight a personal legal battle filed against him. He continued to be a consultant of the Company during such period on the same economic terms set forth in his employment agreement, which includes among other things annual compensation of $240,000 through March 2004. There is also a non-dilution clause for the common stock ownership which maintans ownership of 27.63%, as defined in the consulting agreement. The contract is automatically renewed for two, two year periods. The former CEO was issued options to purchase 75,019 shares of common stock in 2002 under this agreement. In November 2003 Chris Salmonson resumed his position as CEO.

Effective December 5, 2002, a new CEO and President, Chas Brodzki, was hired pursuant to a letter agreement executed on November 27, 2002. Per the terms of the agreement, compensation is the issuance of shares of Company common stock equal to 10% of the total outstanding shares of common stock with an additional 10% of the total outstanding common stock issuable upon the receipt of funding in excess of $1,000,000 or the completion of the bond funding. No additional funding was obtained and only 10% of the total outstanding shares were earned [See Note 16].

As of December 31, 2002, 66,667 shares of common stock were issued to the then CEO under his employment agreement. The balance of 166,425 shares were issued in the fourth quarter of 2004 and simultaneously converted into 667 shares of Preferred stock.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #13

[12] Commitments and Contingencies [Continued]

Operating Leases - FuelNation Group, LLC, an entity 100% owned by Chris Salmonson, signed a 3 year lease renewal on July 8, 2004, for the office location in Davie, Florida, and sub leases to FuelNation Inc. for the same terms and conditions. This lease obligates the company to a base monthly rent of $1,184.50, year one, $1,220.04, year two, $1,256.64 year three, plus tax pursuant to a written lease which expires in August 31, 2007. Commitments for future rent expense amount to $12,280 in 2003, $12,852 in 2004, $14,391 in 2005,
$14,820 in 2006 and $8,796 in 2007 for an aggregate amount of $63,139.

The Company leases a facility in Lexington, Kentucky which houses its data centers. Rent is on a month-to-month basis $2,000 - Kentucky.

Rent expense amounted to $67,437 and $117,900 in 2003 and 2002, respectively.

Other - The Company has entered into several consulting and financial agreements for which it issued stock or granted options or warrants as non-refundable retainers. Primarily, these agreements have no future commitments unless some event, such as a financing, occurs.

See Notes 13 and 16.

[13] Litigation

In the normal course of business, the Company is exposed to a number of other asserted and unasserted potential claims. Management, after review and consultation with counsel, believes it has meritorious defenses and considers that any liabilities from these matters would not materially affect the financial position, liquidity or results of operations of the Company. See additional information in Subsequent events paragraph [16] below.

In February, 2003 the Company was served with a civil suit from Exodus Resources, Inc. vs FuelNation Inc. and Chris Salmonson (Case# 03-5178-CA-06) Dade County, Florida (11th Judicial Circuit). The Company and former CEO were named as co-defendants, jointly and severally, by a shareholder in a securities related suit for money damages exceeding $15,000.00 (plus special damages) based on allegations of breach of fiduciary duty and fraud. FuelNation filed a third party claim against its attorney for malpractice. Exodus had its attorney enter an appearance on behalf of FuelNation and agreed not to execute on any judgment against FuelNation.

In January, 2003 the Company was served with a civil suit from Andrew Telsey vs. FuelNation Inc. (Case# 03-001019-CACE-11) Broward County, Florida (17th Judicial Circuit). The Company was named as defendant in a collection suit for attorneys fees in the amount of $24,197.93 based on allegations of breach of agreement and quantum merit. This case has been settled with the issuance of 10 preferred shares.

In July, 2002 the Company was served with a civil action from one of the four individual note holders, Peter Gianoukas vs. FuelNation Inc. (Docket No. L4202-02 in the Superior Court of New Jersey), in the amount of $11,541 principal amount. The note has been repurchased by the company in 2003 and the case has been dismissed with Prejudice.

In December, 2002 in a case entitled Richard Maddox vs. FuelNation Inc. (CASE#02-22492-CACE-25) Broward County, Florida (17th Judicial Circuit), the Company was named as a defendant by a shareholder in a securities-related suit for money damages in the amount of $25,000 based on allegations of unjust enrichment. The company entered into a stipulation for settlement with the shareholder, and agreed to purchase back his shares for $25,000. This case has been settled. See Subsequent Events Note [16].

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #14

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

[15] Recently Issued Accounting Standards

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. "SFAS No. 150 changes the accounting for certain financial instruments that under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

In November 2004 - The Financial Accounting Standards Board (FASB) has issued FASB Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by statement 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 3004. The provisions of Statement 151 should be applied prospectively.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In December 2003, the FASB issued Interpretation No. 46(R) ("FIN 46R") which revised certain provisions of FIN 46. Publicly reporting entities that are small business issuers must apply FIN 46R to all entities subject to FIN 46R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for a calendar year enterprise). The effective date includes those entities to which FIN 46 had previously been applied. However, prior to the application of FIN 46R, a public entity that is a small business issuer shall apply FIN 46 or FIN 46R to those entities that are considered special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 (as of December 31, 2003 for a calendar year enterprise).

In December 2004 the FASB published FASB Statement No. 123(revised 2004), Share-Based Payment. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instrument issued. Public entities that file as small business issuers will be required to apply Statement 123(R) in the first interim or annual reporting period that begins after December 15, 2005.

With the exception of FIN 46,and 123(R) which may have an impact on future financial statements, the Company expects that the adoption of the new Statements will not have a significant impact on its financial statements.

FUELNATION, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #15

[16] Subsequent Events

In August 2004, we incorporated a 100% wholly owned subsidiary, Leman Energy Trading, Inc., a Panamanian Corporation registered in the Panamanian Registry Public Deed No. 9421.

In 2004, the CEO pledged shares of preferred stock owned by him to the Internal Revenue Service as guarantee for the payment of payroll tax liabilities.

In 2004 in order to resolve a pending civil action with a third party ["Consultant"], the Company released 23,334 shares of restricted common stock held by the Consultant and in turn the Consultant cancelled a $25,000 promissory note held by him. The Company also entered into a consulting agreement with the Consultant for a period of one year and in consideration for this agreement the Company shall issue the consultant 10,000 restricted shares of common stock within 30 days of the date of this agreement [See Note 5].

In 2004 in order to settle a Stipulation for Settlement in the case Richard Maddox vs. FuelNation, Inc., whereby the Company would buy back the shares of common stock held by the shareholder for $25,000,the Company paid the shareholder $25,000 and in turn Mr. Maddox specifically waives and releases any claims that he may have or may have had to such shares of stock.