Form 10QSB
period 2004-03-31
FUELNATION INC
filed 2005-04-07
CIK 910111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 (Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE
      ACT OF 1934

                 For the Quarterly Period Ended March 31, 2004
                                                --------------

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the transition period from _____________ to ___________________
    Quarterly Report Under

                         Commission File Number: 1-12350

                                 FUELNATION INC.
       (Exact name of small business issuer as specified in its charter)

              Florida                                   65-0827283
            -----------                                 -----------
  (State or other jurisdiction of                      (IRS Employer
   incorporation or organization)                    Identification No.)

                         4121 SW 47th Avenue, Suite 1301
                                 Davie, Florida
                    (Address of principal executive offices)

                                      33314
                                   (Zip Code)

                                 (954) 587-3775
                           (Issuer's Telephone Number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]      No  [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-3 of the Exchange Act).

Yes  [ ]      No  [X]


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  [ ]      No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 06, 2005, the issuer had 2,726,212 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                 FUELNATION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                                                 March 31,     December 31,
                                                                                   2004            2003
                                                                               ------------    ------------
                                                                                (Unaudited)      (Audited)
                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash                                                                        $     46,375    $         --
                                                                               ------------    ------------
TOTAL CURRENT ASSETS                                                                 46,375              --
                                                                               ------------    ------------
FIXED ASSETS:
   Office Furniture and Equipment and Computer Systems, net of
     accumulated depreciation of $182,323 and $170,100                               65,744          76,580
                                                                               ------------    ------------
OTHER ASSETS:
   Deposits                                                                             835             835
                                                                               ------------    ------------
                                                                                        835             835
                                                                               ------------    ------------
TOTAL  ASSETS                                                                  $    112,954    $     77,415
                                                                               ============    ============
                     LIABILITIES AND STOCKHOLDERS' [DEFICIT]
                     ---------------------------------------
CURRENT LIABILITIES:
   Cash Overdraft                                                              $         --    $      2,465
   Accounts payable                                                                 791,987         764,196
   Accrued Liabilities                                                              413,295         407,786
   Payroll and Taxes Payable                                                      1,498,765       1,439,145
   Note Payable                                                                     100,000          25,000
   Due to Affiliates                                                                175,324         325,221
   Other Payables                                                                   149,500         149,500
                                                                               ------------    ------------
TOTAL CURRENT LIABILITIES                                                         3,128,871       3,113,313
                                                                               ------------    ------------
COMMITMENTS AND CONTINGENCIES                                                            --              --
                                                                               ------------    ------------
COMMON STOCK SUBJECT TO REPURCHASE, 53,318 SHARES ISSUED AND
OUTSTANDING AT MARCH 31, 2004 AND DECEMBER 31, 2003                               3,178,474       3,178,474
                                                                               ------------    ------------
STOCKHOLDERS' [DEFICIT]:

   Preferred Stock, $.01 par value, 5,000,000 shares
      authorized; 16,686 and 13,000 issued and outstanding at March 31, 2004
      and December 31, 2003 respectively                                                167             130
   Common Stock, $.01 par value, 100,000,000 shares
      authorized; 2,241,200  issued and outstanding at March 31,2004
      and December 31, 2003                                                          22,412          22,412
    Subscriptions Receivable                                                     (2,464,775)     (1,445,900)
   Additional paid-in capital                                                    34,221,615      31,853,778
   (Deficit) Accumulated in the Development Stage                               (37,973,810)    (36,644,792)
                                                                               ------------    ------------
TOTAL STOCKHOLDERS' [DEFICIT]                                                    (6,194,391)     (6,214,372)
                                                                               ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' [DEFICIT]                                  $    112,954    $     77,415
                                                                               ============    ============



                             See Accompanying Notes

                                 FUELNATION INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                 Accumulative
                                                                                   in the
                                                                                 Development
                                                  For the Three Months Ended      Stage From
                                                           March 31,            Sept. 30, 2000
                                                 ---------------------------      to March 31,
                                                     2004            2003            2004
                                                 ------------    ------------    ------------
REVENUE                                          $         --    $         --    $         --
                                                 ------------    ------------    ------------
OPERATING EXPENSES:
   Salaries and wages including related taxes          60,622          66,508       2,179,283
   Consulting fees                                     42,000          55,385         184,119
   Consulting fees - related party                         --         221,162
   Legal and professional                              23,050           1,256         961,983
   Marketing and promotion                                 --         467,158
   Rent                                                 5,654          25,056         298,991
   Rent - related party                                    --          45,387
   Depreciation                                        12,224          12,867         182,324
   Other general and administrative expenses           48,959          63,015         665,917
   Impairement Loss on Technology                          --       1,581,747
   Write down of Inventory                            499,749
   Loss on Equipment deposit                        1,022,500
   Research and development cost                           --          10,000
   Financing Costs                                         --         113,042
   Non - Cash Consulting fees                       1,110,000              --      18,124,280
   Non - Cash Consulting fees - related party              --       3,644,251
   Non - Cash General and administrative costs         21,000              --          42,000
   Non - Cash Financing costs                              --         112,200
   Non - Cash Employee Compensation                        --              --       6,863,527
                                                 ------------    ------------    ------------
TOTAL OPERATING EXPENSES                            1,323,509         224,087      37,219,620
                                                 ------------    ------------    ------------

OPERATING LOSS                                     (1,323,509)       (224,087)    (37,219,620)

OTHER INCOME (EXPENSE):
   Other (Expense) Income                                  --              --        (694,982)
   Interest expense - related party                    (3,509)             --         (15,218)
   Interest expense                                    (2,000)         (1,543)        (43,990)
                                                 ------------    ------------    ------------
TOTAL OTHER (EXPENSE), NET                             (5,509)         (1,543)       (754,190)
                                                 ------------    ------------    ------------

NET LOSS                                         $ (1,329,018)   $   (225,630)   $(37,973,810)
                                                 ============    ============    ============

Basic and Diluted Net Loss per Common Share      $      (0.58)   $      (0.10)
                                                 ============    ============

Basic and Diluted Weighted Average Common
Shares Outstanding                                  2,294,518       2,281,038
                                                 ============    ============



                             See Accompanying Notes

                                 FUELNATION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                            For the Three Months Ended
                                                                                     March 31,            Accumulative in
                                                                           ----------------------------   the Development
                                                                               2004            2003            Stage
                                                                           ------------    ------------    ------------
Cash Flows from Operating Activities:
   Net loss                                                                $ (1,329,018)   $   (225,630)   $(37,973,810)
   Adjustments to reconcile net loss to net cash provided by
      (used) in operating activities:
         Depreciation                                                            12,224          12,867         182,324
        Write - Down of Technology                                                   --              --       1,581,747
        Write - Down of Inventory                                                    --              --         499,749
         Non- Cash Employee Compensation                                             --              --       6,863,527
         Non- Cash Consulting Fees                                            1,110,000              --      18,124,280
         Non- Cash  Consulting Fees -Related Party                                   --              --       3,644,251
         Non- Cash Financing Costs                                                   --              --         112,200
         Non- Cash General and administrative Costs                              21,000              --          42,000
         Write- Down of Investments                                                  --              --         657,686
         Write- Down of Deposits                                                     --              --       1,022,500
         Other                                                                       --              --          58,508
        Amortization of Discount on Convertible Debt                                 --              --          30,394
                                                                           ------------    ------------    ------------
         Changes in Assets and Liabilities:                                          --              --              --
         Inventory                                                                   --              --        (499,748)
         Due from Escrow Accounts                                                    --              --         (45,000)
         Due from Affiliates                                                         --              --         304,680
         Other                                                                       --              --           8,990
Increase [Decrease] in :
         Accounts Payable                                                        37,790          24,381         834,899
         Accrued Liabilites                                                       5,509          89,653         504,626
         Payroll and Taxes Payable                                               59,620          93,347       1,498,765
                                                                           ------------    ------------    ------------
                  Net cash provided by (used) in operating activities           (82,875)         (5,382)     (2,547,432)
                                                                           ------------    ------------    ------------
Cash Flows from Investing Activities:
   Payments for Technology                                                           --              --        (544,903)
   Payment for Fixed Assets                                                      (1,388)             --        (248,067)
  Advances Toward Pending Acquisition                                                --              --        (402,724)
  Bond Issuance Deposit                                                              --              --        (320,000)
  Refund of Bond Issuance Deposit                                                50,000
  Cash Received in Acquisition                                                       --              --           1,109
                                                                           ------------    ------------    ------------
                  Net cash used in investing activities                          (1,388)             --      (1,464,585)
                                                                           ------------    ------------    ------------
Cash Flows from Financing Activities:
   Cash Overdraft                                                                (2,465)             --              --
   Net Proceeds from issuance of common stock                                    50,000              --       3,503,118
   Net Proceeds from issuance of preferred  stock                               133,000              --         313,200
   Proceeds from Issuance of Convertible Debt                                        --              --          35,953
   Proceeds from Related Party Debt                                                  --              --         832,069
   Payment of Related Party Debt                                               (149,897)             --        (373,602)
   Payment of Convertible Debt                                                       --              --         (11,542)
   Exercise of Stock Options                                                         --              --          15,000
   Proceeds from Issuance of Note Payable                                       100,000              --         100,000
   Payment of Loans Payable                                                          --              --        (100,000)
   Debt Restructuring                                                                --              --        (255,804)
                                                                           ------------    ------------    ------------
                  Net cash provided by financing activities                     130,638              --       4,058,392
                                                                           ------------    ------------    ------------

Net (Decrease) Increase in Cash                                                  46,375          (5,382)         46,375
Cash, Beginning of Period                                                            --             612              --
                                                                           ------------    ------------    ------------
Cash, End of Period                                                        $     46,375    $     (4,770)   $     46,375
                                                                           ============    ============    ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest:                               $         --    $         --    $      2,716
                                                                           ============    ============    ============
   Cash paid during the period for Income Taxes:                           $         --    $         --    $         --
                                                                           ============    ============    ============

                             See Accompanying Notes
                                       4

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES:

DURING THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

1) During the first quarter of 2004, 2,501 shares of common stock owned by existing shareholders was replaced with preferred stock of the Company by virtue of various settlement and subscription agreements between the Company and the shareholders. In turn, the 2,501 shares of common stock were subscribed for by a unrelated third party for $78,500. As of March 31, 2004 the amount had not been received. The $78,500 subscription receivable has been shown as a contra- equity account in the financial statements

2) During the first quarter of 2004, the Company released 23,334 shares of restricted common stock held by a third party, and in turn the third party cancelled a $25,000 promissory note held by him.

3) During the first quarter of 2004, the Company replaced 165,493 shares of common stock owned by existing shareholders by issuing 1,079 shares of preferred stock valued at $1,079,000. The 165,493 shares of common stock were subscribed for by an unrelated third party for $1,078,375. As of March 31, 2004 the amount had not been received. The $1,078,375 subscription receivable has been shown as a contra- equity account in the financial statements

4) In March 2004, 10 shares of preferred stock was issued to settle a collection suit for attorneys fees.

5) During the frist quarter of 2004, a total of 1,110 shares of preferred stock valued at $1,121,000,000 was issued to various consultants for services performed and has been shown as non -cash consulting fees in the financial statements

6) In March 2004, 511 shares of preferred stock was issued to the CEO of the Company for shares personally pledged by him to the Internal Revenue Service as guarantee for the payment of payroll tax liabilities.

7) The Company issued 797 shares of preferred stock to the CEO of the Company pursuant to the terms of the CEO's employment agreement.

8) In March 2004, 21 shares of preferred stock valued at $21,000 was issued for services performed realting to the travel center and has been shown as non - cash general and administrative costs in the financial statements

The following transaction occurred in 2003:

In February 2003, an additional 23,334 shares of common stock were issued to a consultant in settlement of the civil suit. The related cost of these shares was accrued at December 31, 2002.


                             See Accompanying Notes

                                 FUELNATION INC.
                          (A Development Stage Company)
                                 March 31, 2004
                                   (Unaudited)

Note 1. Basis of Presentation

      The accompanying unaudited financial statements of FuelNation Inc. (the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim period are not necessarily indicative of results of operations for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2003.

     The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses and as of March 31, 2004 ,has a working capital deficiency of $3,082,496 and a capital deficiency of approximately $37.9 million.________. Since October 2000, the Company has relied on financial support from equity financing and loans from affiliated entities. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

Note 2. Significant Accounting Policies

      The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the December 31, 2003 Form 10-KSB.


Note 3. Basic and Diluted Loss Per Share

      Basic loss per share reflects the amount of loss for the period attributable to each share of common stock outstanding during the reporting period. Diluted loss per share reflects basic loss per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted loss per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti- dilutive effect on loss per share (i.e. reducing loss per share). The dilutive effect, if any, of outstanding options and warrants and their equivalents would be reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of operations and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. For the three months ended March 31, 2004 and 2003, all of the Company's potential common shares were anti-dilutive and a dual presentation of loss per share is not required. At March 31, 2004 there were 300,000 authorized and un-issued options outstanding which could dilute future earnings per share.

Note 4. Related Party Transactions

The Company has borrowed monies from related parties to fund operations. In 2003 the Company borrowed $328,000 from the Chief Executive Officer ["CEO"] At March 31,2004 and 2003,the balance owed to affiliates was $175,324 and $325,221, respectively. Currently, there are no repayment terms for the debt and it is treated as if due on demand. Interest at the rate of 5% per annum is being charged on the amount advanced in 2003. For the three months ended March 31,2004 and 2003,interest expense on loans from related parties was $3,509 and $0 respectively.

During 2003, the Company issued 8,000 shares of preferred stock to Alkhalifa petroleum Corp. a company controlled by a director of the Company, Shaikh Isa Mohammed Isa Alkhalifa, in exchange for personally guaranteeing an $8,000,000 bank line of credit on behalf of the Company. The line of credit is to be utilized for future purchases and resale of petroleum products. As of March 31, 2004 the line of credit had not been utilized.


Note  5.  Notes Payable

In January 2004 the Company received $100,000 in total from two individuals and incurred two demand notes for $50,000 each .The $100,000 proceeds were to be utilized for a future Bond deposit. The demand notes bears interest at 12% per annum. At March 31, 2004 the notes were still outstanding.

During the first quarter of 2004, the Company released 23,334 shares of restricted common stock held by a third party and in turn the third party cancelled a $ 25,000 promissory note held by him. [See Note 6] . Note 6. Stockholders' Equity - Issuance of Common Stock

      Capital Stock - On January 27, 2003, the Company affected a 150:1 reverse split of its common stock. At the same time, the Company amended its certificate of incorporation authorizing it to issue 105,000,000 shares of capital stock, of which 5,000,000 shares are classified as preferred stock, par value of $.01 per share, issuable in one or more series and 100,000,000 shares are classified as common stock, par value $.01. All periods presented have been restated to reflect the 150:1 reverse split of common stock.

In February 2003 23,334 shares of restricted common stock was issued to settle a liability in the amount of $25,000. The restriction was released in the first quarter of 2004.

Preferred Stock

Preferred Stock - The Company authorized the issuance of up to 30,000 shares of Series A Convertible Preferred Stock ("Series A Preferred" or the "Preferred"). Price per Share: $1,000.00 ("Original Purchase Price").

Each Preferred share will always maintain a conversion ratio to common stock such that the percentage of ownership in the Company represented by one share of Series A Convertible Preferred Stock is constant. One share of Series A Convertible Preferred Stock is equal to .00255% of the total issued and fully diluted common stock of the Company. The Series A Convertible Preferred Stock upon issuance of all 30,000 shares will maintain 76.5% percent ownership and votes on a fully diluted basis. The common shareholders would then maintain

Dividend Provisions: Non-cumulative dividends on the Series A Preferred will be at the rate of 8% per share per annum ("Dividends"). Dividends will be payable only if, as and when declared by the Board of Directors ("Board"). Liquidation
Preference: The Series A Preferred shall have liquidation rights senior to all other outstanding securities of the Company, including all other series of preferred shares and any class or series of Common Stock of the Company ("Junior Stock"). The holders of Preferred Stock shall be entitled to receive upon a Liquidation Event, in preference to and prior to any distribution to the holders of Junior Stock, an amount (the "Preference Amount") equal to $2,000 for each share of Preferred Stock plus all accrued but unpaid dividends on such Preferred Stock, whether or not declared. After payment of the Preference Amount, the holders of the Preferred Stock shall participate with the holders of the Junior Stock on an as converted to Common Stock basis in the distribution of all of the remaining proceeds available upon the consummation of a Liquidation Event. A "Liquidation Event" shall include, in addition to the actual liquidation, dissolution or winding up of the Company, any merger, reorganization, consolidation or the like in which the Company's voting securities are exchanged for or converted into less than a majority of the voting securities of the surviving or resulting entity and/or any sale of all or substantially all of the stock or assets of the Company.

Conversion: The holders of Series A Preferred will have the option to convert the Series A Preferred, at any time, into shares of common stock of the Company. One (1) Series A Convertible Preferred Stock is equal to .00255% of the total issued and fully diluted common stock of the Company. Automatic Conversion: The Series A Stock automatically will be converted into common stock at the then applicable conversion rate on the majority vote of the holders of the Series A Convertible Preferred Stock voting together.

Voting Rights: The holder of each share of the Series A Preferred will have the right to vote the percentage of shares of common stock issuable upon conversion of the Series A Preferred at the then applicable conversion percentage. The holders of Series A Stock shall be entitled to vote on all matters on which the common stockholders can vote and, in addition, shall have certain special voting rights (see "Protective Provisions") .

Protective Provisions: The consent of the majority of holders of the Series A Preferred, voting together as a single class, will be required for any action which (a) alters or changes any of the powers, preferences, privileges or rights of the Series A Preferred or increases or decreases the total number of authorized shares of Series A Preferred, (b) authorizes or issues additional shares (whether of any existing series of preferred stock or of a new class of equity or debt) having preferences prior to or on a parity with Series A Preferred as to dividends, liquidation, redemption or assets (c) reclassifies any common stock into shares having preferences prior to or on a parity with the Series A Preferred as to dividends, liquidation, redemption or assets, (d) authorizes the issuance of more than the agreed upon number of shares of common stock at a price less than the Series A Preferred price. The consent of the majority of holders of the Series A Preferred, voting together as a single class, will be required for any action which (e) amends, repeals or adds to any provision of the Company's articles of incorporation or bylaws, (f) pays or declares any dividend or distribution on any shares, or declares any redemption of shares (other than employee stock repurchases pursuant to standard vesting arrangements), (g) sells, leases, conveys, exchanges, transfers or otherwise disposes of all or substantially all of the assets of the Company; (h) authorizes any merger of the Company with another entity; or (i) authorizes the voluntary or involuntary liquidation, dissolution or winding up of the Company or its business. Consent of the holders of at least a majority of the Series A Preferred, voting together as a single class, will be required for (i) any sale by the Company of substantially all of its assets, (ii) any merger of the Company with another entity, (iii) any liquidation or winding up of the Company,
(iv) any amendment of the Company's charter, or (v) certain other actions materially affecting the Series A Preferred.

Composition of the Board: The Board of Directors of the Company will, effective on the date of the Series A Preferred Closing, consist of five persons, which shall include (a) the CEO, and (b) two representatives of the Series A Preferred Investors. Directed shares: In the event the Company's underwriters in any public offering allow the Company to direct the purchasers of any public offering shares, the Series A Preferred Investors will be offered the right to purchase a percentage of such shares equal to such Investors' pro rata share of the Company's outstanding shares.

Registration Rights: (1) Demand Rights: If, at any time after June 1, 2007 (but not within 6 months of the effective date of any registration), Investors holding at least 40% of the common stock issued or issuable upon conversion of the Series A Convertible Preferred Stock request that the Company file a Registration Statement covering at least 20% of the common stock issued or issuable upon conversion of the Series A Convertible Preferred Stock (or any lesser percentage if the anticipated aggregate offering price would exceed $5,000,000), the Company will use its best efforts to cause such shares to be registered. The Company will not be obligated to effect more than two registrations under these demand right provisions. Registrations on Form S-3:
Holders of common stock issued or issuable upon conversion of the Series A Convertible Preferred Stock will have the right to require the Company to file up to three Registration Statements on Form S-3 (or any equivalent successor form), provided the anticipated aggregate offering price in each registration on Form S-3 will exceed $2,000,000; and provided further that no more than one registration on Form S-3 may be requested in any 12 month period.

Piggy-Back Registration: The Investors will be entitled to "piggyback" registration rights on registrations of the Company, subject to the right of the Company and its underwriters to reduce or eliminate in view of market conditions the number of shares of the Investors proposed to be registered. Registration
Expenses: The registration expenses (exclusive of underwriting discounts and commissions) of all of the registrations under paragraphs (1), (2) and (3) above will be borne by the Company. Transfer of Registration Rights: The registration rights may be transferred to a transferee who acquires at least 20% of an Investor's shares. Transfer of registration rights to a partner or shareholder of any Investor will be without restriction as to minimum shareholding. The registration rights will terminate at such time as the holder is able to sell its common stock under Rule 144 without restriction. No Registration of
Preferred: The registration rights set forth herein apply only to the Common and the Company will never be obligated to register any of the Preferred.

During the first quarter of 2004, the Company replaced 165,493 shares of common stock owned by existing shareholders by issuing 1,079 shares of preferred stock. The 165,493 shares of common stock have subsequently been subscribed for by an unrelated third party for $1,078,375. The $1,078,375 subscription receivable has been shown as a contra- equity account in the financial statements.

During the first quarter of 2004, 17 shares of preferred stock was issued for a subscription of $17,000 The subscription receivable was still outstanding as of March 31, 2004.

In March 2004, 10 shares of preferred stock was issued to settle a collection suit for attorney fees.

During the first quarter of 2004,a total of 1,110 shares of preferred stock was issued to various consultants for services performed and has been shown as non-cash consulting fees in the financial statements.

During the first quarter of 2004, 21 shares of preferred stock was issued for services performed relating to the travel center and has been shown as non-cash general and administrative costs in the financial statements.

During the first quarter of 2004, the Company issued 141 shares of preferred stock for proceeds of $28,000 and replacement of 2,501 shares of common stock owned by existing shareholders by virtue of various settlement and subscription agreements. The 2,501 shares of common stock have subsequently been subscribed for by an unrelated third party for $78,500. The $78,500 subscription receivable has been shown as a contra- equity account in the financial statements.

In March 2004, 511 shares of preferred stock was issued to the CEO of the Company for shares personally pledged by him to the Internal Revenue Service as guarantee for the payment of payroll tax liabilities.

In March 2004, 797 shares of preferred stock was issued to the CEO of the Company pursuant to the terms of the CEO's employment agreement.


Note 7. New Authoritative Accounting Pronouncements

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


Note 8 Contingencies and Legal Proceedings.

      In the normal course of business, the Company is exposed to a number of other asserted and unasserted potential claims. Management, after review and consultation with counsel, believes it has meritorious defenses and considers that any liabilities from these matters would not materially affect the financial position, liquidity or results of operations of the Company. See additional information included in the Annual Report on Form 10-KSB for the year ending December 31, 2003.

Note 9 Subsequent Events

In April 2005, we entered in a First Amendment and Restatement to The Stock Assignment And Purchase Agreement Dated November 15, 2003 Between Fuelnation Inc., (Hereinafter Referred To As "Seller / Assignor") and Sefico Inc., (Hereinafter Referred To As "Purchaser"). SEFICO Agreed to issue a bank guarantee (standby letter of credit) to FuelNation Inc. in the amount of $3,500,000 for the deferred payment of the total amount of common stock purchased. The term of the standby letter of credit will be for a period of one year.

In March 2005 we signed a three year employment contract and hired a Vice President and Chief Investor Relations Officer, James A. Connolly III. The annualized base salary of $125,000 until March 31, 2006 and $150,000 until March 31, 2007 and $200,000 for the remainder of the Initial Term.

In February 2005 we signed a three year employment contract and hired a Vice President and Chief Investor Relations Officer, Joel Brownstein. The annualized base salary of $125,000 until March 31, 2006 and $150,000 until March 31, 2007 and $200,000 for the remainder of the Initial Term.

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

In 2004 in order to settle a Stipulation for Settlement in the case Richard Maddox vs. FuelNation, Inc., whereby the Company would buy back the shares of common stock held by the shareholder for $25,000,the Company paid the shareholder $25,000 and in turn Mr. Maddox specifically waives and releases any claims that he may have or may have had to such shares of stock


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS/PLAN OF OPERATION

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

      Even though we believe our expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. Important factors that could cause actual results to differ materially from those contained in our forward-looking statements include, among others, changes in:

      o    Industry-wide petroleum margins;

      o Construction materials and labor, availability of underground and above Ground petroleum storage, dispensing and transportation equipment;

      o Petroleum and other raw material costs, the cost of transportation of petroleum, embargoes, industry expenditures for the discovery and production of crude oil, military conflicts between, or internal instability in, one or more oil-producing countries, governmental actions, and other disruptions of our ability to obtain refined petroleum products;

      o    Market volatility due to world and regional events;

      o    Availability and cost of debt and equity financing;

      o    Our ability to service our existing indebtedness;

      o Our ability to raise additional capital, obtain debt financing, or generate sufficient revenues to fund our operating and development plan;

      o Changes in Russian and Venezuelan law, currency regulations, and taxation

      o    Labor relations;

      o    U.S. and world economic conditions;

      o Our success in completing development and exploration activities and political stability in Russia and Venezuela;

      o    Our present company structure;

      o    Our accumulated deficit and tax obligation;

      o    Supply and demand for refined petroleum products;

      o Actions taken by competitors which may include both pricing and expansion or retirement of fuel supply capacity;

      o Civil, criminal, regulatory or administrative actions, claims or proceedings and regulations dealing with protection of the environment, including refined petroleum product composition and characteristics;

      o    Acts of war or terrorism;

      o Ability to purchase, transport and sell refined petroleum products And lubricants;

      o    Other unpredictable or unknown factors not discussed.

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


OVERVIEW

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

FuelNation Inc., through its newly established, wholly owned subsidiary, Leman Energy Trading, Inc., a Panamanian Corporation, is engaged in oil and gas wholesale marketing of unbranded petroleum transportation fuels and crude oil trading in Western Siberia, Russia; Middle East, Southeast Asia and South America. In this regard, on May 28, 2004, FuelNation entered into a Frame Agreement for (1) Establishment of Relationship and Procedure for Agreeing Sale Contracts; and (2) Grant of Exclusive Rights to Distribute Petroleum Products And/Or Petrochemicals in the United States and Europe (the "Frame Agreement") with Yugra Holding, a Russian joint stock company, in the business of the exploration, extraction, refinement and distribution of petroleum products and petrochemicals in Russia. The Frame Agreement provides a basis and framework for the subsequent petroleum product or petrochemical sale agreements during the Frame Agreement. The initial term of the Frame Agreement is five years and renewable for an additional five years at the option of FuelNation. As additional inducement for Yugra Holding, FuelNation issued a Preferred Series A stock certificate to Yugra Holding, that will be earned equally over the term of the contract that is equivalent to 5% (five percent) of the issued and outstanding shares of FuelNation at the signing of the agreement when earned over the term of the agreement.

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

FuelNation Inc., in addition, to the oil and gas wholesale marketing, is in the final stages of planning to build and develop a portfolio of real estate assets across the United States using our concept of the "Super Store" of Travel Centers. Thus far all of the investment capital have been provided by Gerald A. Brauser and his company Brauser Real Estate, LLC. Tentatively the development of the project will be managed by Gerald A. Brauser who has established his real estate career in 1955 as a Real Estate Management and Development Firm. Throughout the 48 plus years history, the firm has been credited with a number of notable accomplishments and a real estate portfolio exceeding $150 million. Gerald A. Brauser's growing list of properties ranges in size from 7,200 to over 320,000 square feet in New York and Florida. As of January 2005, Mr. Brauser has closed on the purchase of the land in Davie Florida with the seller. Currently, FuelNation does not have any formal agreement signed with Mr. Brauser for assumption of his contract or to jointly develop/operate the property. FuelNation has worked directly with the architects and engineers and advanced funds from Mr. Brauser for their services and work product. Mr. Brauser has verbally offered to allow FuelNation to participate in the form of leasing the property for fuel supply and operation or partnering by providing a loan on the construction. In this regard, our director, Shaikh Isa Mohammed Isa Alkhalifa, individually signed for a loan in the amount of $51,500,000 and received a loan commitment to fund the construction of the project, subject to standard loan conditions and we are reviewing the offer. Shaikh Isa has also signed for a credit enhancement that will guarantee a bond issuance in the total amount of $100 million dollars, in increments of $25 million dollars. Both loan offers and the possibility for leasing are being analyzed by the board of directors for a final decision.

STRUCTURE OF FUELNATION

FuelNation Inc, through our 100 % wholly owned subsidiary, Leman Energy Trading, Inc., a Panamanian Corporation registered in the Panamanian Registry Public Deed No. 9421 on August 31, 2004. is engaged in oil and gas wholesale marketing of unbranded petroleum transportation fuels and crude oil trading in Western Siberia, Russia; Middle East, Southeast Asia and South America. Currently, our director Of FuelNation, Shaikh Isa Mohammed Isa Alkhalifa, and our manager of Leman Energy Trading, Inc., Hammed Yaghoobi, have been contacting ministries of oil and major crude oil suppliers in Western Siberia, Russia; Middle East and Southeast Asia to acquire crude oil and refined products. Credit facilities are in place to acquire products and multiple offers are being sent to suppliers for purchases. In this regard, we are prepared to acquire multiple starting quantities of crude oil of 75,000 to 250,000 barrels per day and refined petroleum products of 50,000 to 100,000 metric tons per month.

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

Our principal executive offices are located at 4121 SW 47th avenue, Suite 1301, Davie, Florida 33314, and our telephone number is (954) 587-3775

RESULTS OF OPERATIONS

      (Comparison of Results of Operations for the three month periods ended March 31, 2004 and 2003)

      We generated no revenues during the three month periods ended March 31, 2004 and 2003. It is anticipated that we will be able to generate revenues in 2005 once we finalize our fuel supply agreement and begin delivering fuel to petroleum marketers and end users. In addition, once we finalize the financing and complete the building of Phase One of the travel center we will generate revenues from that facility. Total operating expenses were $ 1,323,509 for the three month periods ended March 31, 2004, compared to $ 224,807 for the three month periods ended March 31, 2003. The expenses incurred during the three month periods ended March 31, 2004 arose primarily from salaries and wages, including related payroll expenses ($60,622), legal and professional ($23,050),consulting fees ($42,000), other general and administrative expenses ($48,959),non - cash consulting fees $1,110,000) and non - cash general and administrative costs ($21,000). These expenses increased in 2004 over the same period in 2003, primarily due to non- cash consulting fees ($1,110,000) and non - cash general and administrative costs ($21,00).

Additionally, we incurred interest expense of $5,509 in 2004 compared with interest expense of $1,543 in 2003. As a result, we incurred a Net loss of $1,329,018 for the three month periods ended March 31, 2004, compared to a Net Loss of $225,630 for the three month periods ended March 31, 2003.

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

--------------
*Table includes all countries total oil production exceeding 2 million barrels pre day in 2002. **Total Oil Production includes crude oil, natural gas liquids, condensate, refinery gain, and other liquids.

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

--------------
*Table includes all countries with net exports exceeding 1 million barrels per day in 2002.
This information is provided from the Energy Information Association. http://www.eia.doe.gov/emeu/cabs/topworldtables1_2.html

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

At March 31, 2004 we had a working capital deficit of $3,082,496. For the three months ending March 31, 2004, net cash used by operating activities was $82,875. This was primarily attributable to a net loss for the year of $1,329,018 and offset by increase of payables and liabilities of $102,919, non - cash consulting fees of $1,110,000 and non - cash general and administrative costs of $21,000. For the three months ending March 31, 2004, net cash used in investing activities was $1,388 which resulted from the purchase of computer equipment. For the three months ending March 31, 2004, net cash provided by financing activities was $130,638 which mainly resulted from the proceeds of sale of preferred stock of $133,000, net proceeds of sale of common stock of $50,000, proceeds from issuance of note payable of $100,000 and offset by payment to related party of $ $149,897.

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

Contractual Obligations And Commercial Commitments

      The following tables summarize our contractual obligations and commercial commitments as of March 31, 2004:

                                                             Payments Due By Period
                                              -----------------------------------------------------
Significant Contractual Obligations   Total   Within 1 Year   2-3 Years   4-5 Years   After 5 Years
-----------------------------------   -----   -------------   ---------   ---------   -------------
Operating Leases                     $47,646     $12,852       $14,391     $14,820       $5,583
Capital Leases                            --

      We are committed under a non-cancelable operating lease for our office space, expiring at 2007. These leases generally provide minimum rent plus payments for real estate taxes and operating expenses, subject to escalations. Our lease payment obligations under these leases totaled $12,280 for 2003, and an aggregate of $59,926 through 2007. We do not have any capital leases. We also have a month to month lease with Echosat for a facility which houses its data centers at $2,000 per month.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The securities described below represent our securities sold by us for the period starting January 01, 2004 and ending March 31, 2004 that were not registered under the Securities Act of 1933, as amended, and Rule 506 promulgated there under and applicable state securities laws, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions. Please refer to our financial statements
Note 6. Stockholders' Equity - Issuance of Common and Preferred Stock under the heading "Preferred Stock" for a complete description of the securities.

ISSUANCES OF STOCK FOR SERVICES

During the first quarter of 2004, FuelNation issued a total of 1,131 shares of Preferred Stock valued at $1,131,000 to Consultants for services on behalf of the company. These offers and sales were made in reliance on the exemption under
Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offers and sales were made to accredited investors and transfer of the Preferred Stock was restricted in accordance with the requirements of the Securities Act of 1933.

ISSUANCES OF STOCK FOR SATISFACTION OF OBLIGATIONS

In March 2004, FuelNation issued a total of 10 shares of Preferred Stock valued at $10,000 to satisfy obligations on behalf of the company. These offers and sales were made in reliance on the exemption under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offers and sales were made to accredited investors and transfer of the Preferred Stock was restricted in accordance with the requirements of the Securities Act of 1933.

ISSUANCES OF STOCK FOR CASH

During the first quarter of 2004, FuelNation issued a total of 158 shares of Preferred Stock valued at $158,000 for proceeds of $28,000, subscription receivable of $17,000 and replacement of 2,501 shares of common stock owned by existing shareholders by virtue of various settlement and subscription agreements. The proceeds from the sale of preferred stock were used for general corporate operational purposes. The subscription receivable was still outstanding as of March 31,2004. These offers and sales were made in reliance on the exemption under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offers and sales were made to accredited investors and transfer of the Preferred Stock was restricted in accordance with the requirements of the Securities Act of 1933.

ISSUANCES OF STOCK FOR REPLACEMENT OF COMMON STOCK

During the first quarter of 2004, FuelNation issued a total of 1,079 shares of Preferred Stock valued at $1,079,000 for replacement of 165,493 shares of common stock. These offers and sales were made in reliance on the exemption under
Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offers and sales were made to accredited investors and transfer of the Preferred Stock was restricted in accordance with the requirements of the Securities Act of 1933.

ISSUANCES OF STOCK FOR GUARANTEE

In March 2004, FuelNation issued a total of 511 shares of Preferred Stock valued at $511,000 to the CEO of the Company for shares personally pledged by him to the Internal Revenue Service as guarantee for the payment of payroll tax liabilities. These offers and sales were made in reliance on the exemption under
Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offers and sales were made to accredited investors and transfer of the Preferred Stock was restricted in accordance with the requirements of the Securities Act of 1933.

ISSUANCES OF STOCK FOR EMPLOYMENT

In March 2004, FuelNation issued a total of 797 shares of Preferred Stock valued at $797,000 to the CEO of the Company pursuant to the terms of the CEO's employment agreement. These offers and sales were made in reliance on the exemption under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offers and sales were made to accredited investors and transfer of the Preferred Stock was restricted in accordance with the requirements of the Securities Act of 1933.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE



ITEM 5. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

      (a) Exhibits

            31.1  Chief Executive Officer Certification

            31.2  Principal Financial Officer

            32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



      (b) Reports on Form 8-K

           (1) January 25, 2005

           (2) April 06, 2005

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FUELNATION, INC.
                                        (Registrant)

                                      Dated: April 06, 2005

                                      By: /s/ Chris R. Salmonson
                                          --------------------------
                                          Chris R. Salmonson,
                                          President