Form 10KSB
period 2007-12-31
FUELNATION INC
filed 2008-07-17
CIK 910111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-KSB

______________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2007

FUELNATION™ INC.

(Name of small issuer in its Charter)

_____________

Florida	65-0827283
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

999 Stinson Way, Suite 301

West Palm Beach, Florida 33411

(Address of principal executive offices)

561-383-8212

(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Class A Convertible Preferred Stock, $.01 par value

Check if the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐   No ☒

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of June 30, 2008, based upon the average bid and asked price as of such date on the OTC Bulletin Board, was $10,712,797

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Issuer’s revenues for the fiscal year ended December 31, 2007, were $0.00

The Registrant’s common stock outstanding as of June 30, 2008, 803,443,460 was shares.

Documents Incorporated by Reference:  None.

FUELNATION, INC.

[A DEVELOPMENT STAGE COMPANY]

CONTENTS

ITEM 1.

DESCRIPTION OF BUSINESS.

1

ITEM 2.

DESCRIPTION OF PROPERTY.

12

ITEM 3.

LEGAL PROCEEDINGS

13

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

13

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

14

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

18

ITEM 7.

FINANCIAL STATEMENTS.

24

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

25

ITEM 8A.

CONTROLS AND PROCEDURES

25

ITEM 8B.

OTHER INFORMATION

25

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS. PROMOTERS, CONTROL PERSONS AND
CORPORATE GOVERANCE; COMPLIANCE WITH SECTION 16(a) OF THE
EXCHANGE ACT.

26

ITEM 10.

EXECUTIVE COMPENSATION.

26

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

28

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

28

ITEM 13.

EXHIBITS

29

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICE

29

ii

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our audited Financial Statements and notes thereto included herein. Certain statements in this Registration Statement on Form 10 (“Registration Statement”), other than purely historical information, include estimates, projections, statements relating to the FuelNation’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.

FuelNation, Inc. is referred to herein as “we”, “our” or “us”.

iii

ITEM 1.

DESCRIPTION OF BUSINESS.

Organizational History

We were incorporated in the State of Florida on July 6, 1993 under the name International Pizza Corporation. We changed our name on: (a) October 30, 1995 to QPQ Corporation; (b) November 4, 1997 to Regenesis Holdings, Inc.; and (c) October 17, 2000 to FuelNation, Inc.

On January 27, 2003, we affected a 150:1 reverse split of our common stock and decreased our authorized shares from 350,000,000 shares of common stock to 100,000,000 shares and from 20,000,000 preferred shares to 5,000,000 shares, both of which were issuable in one or more series. On June 15, 2005, we affected a stock dividend, wherein each of our shareholders of record at June 3, 2005 received 10 shares for every share each shareholder owned, such dividend was payable on June 17, 2007. We paid this dividend by affecting a 10-for-1 forward split of our common stock to holders of record June 3, 2005, with the dividend payable on June 17, 2005. On August 15, 2007, we increased our authorized shares of common stock from 100,000,000 shares to 500,000,000 shares of capital stock; on March 20, 2008, we increased our authorized shares of common stock from 500,000,000 to 1,500,000,000. On April 30, 2008, in accordance with our March 21, 2008 amended and restated Articles of Incorporation, we conducted a mandatory conversion of our Series A preferred shares whereby each such preferred share was converted into 16,552 shares of our common stock.

During the past three years we have not undergone any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business. Additionally, during the past three years we have not undergone any bankruptcy, or similar proceeding.

Business of Issuer

Overview

We have been a development stage company since October 2000. From October 2000 to May 2005, we attempted to build travel centers in the state of Florida by securing, architectural and engineering drawings, zoning approval, permits, and the investor for the real estate purchase. We also engaged in the development of providing real-time e-commerce communications in the petroleum marketing and energy services industry in six different states and three countries; however, in May 2005, we abandoned this segment of our business plan. Our business focus is now the purchase, transportation, storage and resale of petroleum products and crude oil. In this regard, we are using our contacts in the middle east for transportation of petroleum products from Iraq to other countries located in the Arabian Gulf and negotiating agreements for purchase, transportation, storage and resale of petroleum products and crude oil. Further, we have tapped our core competencies from partners and management and will partner with the construction and management of “Green Energy” in waste to energy business. Additionally, we have plans to have a minority ownership interest in a oil terminal in Latvia, if we are successful in completing an agreement to do so. We seek to generate income from the resale of petroleum products and crude oil, acquire storage facilities and transportation infrastructure.

We conduct our operations through the following operating subsidiaries, which are referred to herein as the "Operating Subsidiaries":

•

Leman Energy Trading, Inc. (“Leman Energy”) a Panamanian company incorporated on August 31, 2004. We own 100% of Leman Energy, which was established for resale and transportation of petroleum products and crude oil, principally in Iraq, Russia and the former CIS and Baltic States.

•

FuelNation Government Services LLC (“FuelNation Government”), a Florida limited liability company, incorporated as a limited liability company on March, 22, 2006. We own 100% of FuelNation Government, which establishes joint ventures with governments for purchase, transportation, storage and resale of petroleum products and crude oil. These joint venture arrangements will allow us to cooperate with the local government and share profits and opportunities in their regions. To date, FuelNation Government arranged for a joint venture between the FuelNation Antigua and Barbuda, Ltd. and the governments of Antique and Barbuda.

•

FN Capital Services LLC (“FN Capital”), a Florida limited liability company incorporated as a limited liability company on March 29, 2006. We own 100% of FN Capital, which was established to secure financing and support for our subsidiaries. To date, FN Capital has raised a limited amount of equity and debt financing for us.

•

FuelNation Antigua & Barbuda Ltd. (“FuelNation Antigua”), an Antigua & Barbuda company, incorporated on September 4, 2006 owned 50% by FuelNation and 50% by the Antigua & Barbuda Government. FuelNation Antigua was established for the purchase, transportation, storage and resale of petroleum products and crude oil. To date FuelNation Antigua & Barbuda Ltd. presently has no operations or operating assets other than a liability of $50,000.00 USD owed to the Antigua & Barbuda Government resulting from our ship charterer’s wrongful termination of our chartered vessel, which is being arbitrated with the ship owners.;

•

VNT Fuel Energy Cyprus Trading Limited (“VNT”), a Cyprus corporation, incorporated on April 20, 2006. We own 100% of VNT, which was formed to hold Nika Oil Limited’s shares of common stock, provide a local domiciled company centralized to operations and seek additional acquisition opportunities in Russia and the former CIS and Baltic States. To date, VNT has not conducted any business other than funding the procurement process of Nika Oil Ltd. in Russia;

•

Nika Oil Limited (“Nika Oil”), a Russian limited Liability Company, incorporated on March 8, 2007. Nika Oil is owned 30% by VNT and 70% by Russian Nationals, Grigory Pavlov, Sergey Levanchuk and Alexander Olevanov. Nika Oil was established for the resale of petroleum products and crude oil and acquisition of storage facilities and transportation infrastructure, principally in Russia and the former CIS and Baltic States. On October 17, 2007 Nika Oil entered into a nonbinding memorandum of understanding with JSC Ventspils Nafta to purchase 100% of the shares of Ventspils Nafta Terminals, a wholly owned subsidiary of publicly traded JSC Ventspils Nafta.

Business Activities

The following discussion describes the business activities of our operating segments. Detailed information regarding revenues, operating income and total assets of each segment can be found in our consolidated financial statements.

Petroleum Products Marketing and Transportation Operations

Leman Energy

Leman Energy conducts our petroleum products marketing and transportation operations. Leman Energy was established for resale, and transportation of petroleum products and crude oil principally in Iraq, Russia and the former CIS and Baltic States. (hereinafter referred to as the “Trading Subsidiaries”). The following is a description of these operations.

Through the Trading Subsidiaries, our operations primarily will involve the international wholesale distribution of petroleum products and crude oil. We intend to use the facilities of our Trading Subsidiaries to expand our purchase, transportation, storage and resale of petroleum products and crude oil activities.

Leman Energy entered into primary contracts with State Oil Marketing Company (SOMO) in January 2006 and secondary assignments of contracts with power of attorney to purchase Fuel-Oil in August 2004 through 2006 from the Government oil monopoly, State Oil Marketing Organization (SOMO), in the country of Iraq. These Fuel-Oil contracts were in amounts of 65,000 to 650,000 barrels (10,000 to 100,000 MT) each contract with automatic rollover’s upon completion of our purchase obligations under the contract. In addition, we held contracts in January 2006 to supply the Government of Iraq, State Oil Marketing Company (SOMO), gasoline in the amount of 950,000 barrels per month on a revolving basis as a secondary contract. The issuance of the letters of credit to pay for the Fuel-Oil was financed by our affiliates. None of the contracts were renewed or fulfilled resulting from our ship charterer’s wrongful early termination of our chartered vessel, which is being arbitrated with the ship owners. We are currently in discussion with SOMO to enter into new fuel oil contracts and have a new company charter a vessel to us for transportation of the new contracts.

Leman Energy Trading, Inc. was obligated under these contracts to purchase Fuel-Oil from the State Oil Marketing Organization (SOMO) in the country of Iraq or forfeit the cash performance bonds. During the contract period, the country of Iraq was still being occupied by the United States military and the country was considered a war zone. Fuel-oil shipments were to be purchased and loaded in the Arabian Gulf at the southern port of Khor Al-Zubair in Iraq. The loading berths for docking were in large disrepair and the depths of the waterways were constantly changing. The pipe loading at the docks were usually under repair and the Government resorted to loading the ships at the port by fuel trucks with gravity feed or modified pump stations, which required a substantial amount of time to load, typically 5 to 10 times longer than normal pipeline operations.

Leman Energy Trading, Inc., chartered a ship the 28th of October 2006, for a period of six months with a six month renewal at our option, to purchase and transport fuel-oil from Iraq to other countries in the Arabian Gulf. Upon arrival of the chartered ship to the southern port of Khor Al-Zubair in Iraq, the pipeline supplying the ships at the southern port of Khor Al-Zubair was disrupted during the cold weather for a period of approximately 30 to 45 days and the ship crew needed to return to Fujairah, UAE for supplies and refueling. Upon return to Iraq, we had missed a window to pick up fuel-oil and we waited behind other ships for the pipeline to reopen. Time had lapsed and Leman Energy Trading, Inc. was forced to sublet the ships on short term charters to competitors at a substantial loss transporting fuel-oil from Iraq to Fujairah, UAE. In March 2006 the ship owner wrongfully terminated the charter before expiration and we are currently litigating our losses in the London Arbitration courts. The arbitration is: W-O Marine Pte. Ltd v. FuelNation Inc.

Since March 2006, Leman Energy has halted all fuel-oil trading activities in Iraq, and intends to purchase fuel-oil from Iraq upon completion of our wrongful termination arbitration in London. In addition, Leman Energy plans to lease fuel-oil storage space in the Arabian Gulf to assist in the operation of its business of resale and transportation of petroleum products and crude oil. Leman Energy plans to lease storage facilities in the Arabian Gulf that will allow it to receive and to load ships of diverse capacities. We will be able to utilize the facility to gather and store smaller shipments of petroleum products and to aggregate those shipments into larger, more economically viable batches for wholesale shipments; by doing so, we are attempting to take advantage of economies of scale and reduce the per barrel transportation costs for our products. These purchases will be funded by investors and affiliates until such time permanent financing can be arranged. Leman negotiates a percentage of the profits with the investor to have the investor use their credit facilities at the bank to issue a letter of credit or cash for payment.

Product Offerings

FuelNation Antigua and Barbuda Ltd. During 2006 FuelNation Government Services LLC established a joint venture for FuelNation Inc. with the Antigua & Barbuda Government. The entity established is FuelNation Antigua & Barbuda Ltd., an Antigua & Barbuda company, incorporated on September 4, 2006 owned 50% by us and 50% by the Antigua & Barbuda Government. This company is established for purchase, transportation, storage and resale of petroleum products and crude oil. This agreement with the government provides no liability or obligation for Antigua & Barbuda to advance any funding or guarantees. During 2007, Leman Energy entered into a contract to purchase fuel-oil from Iraq, and contracted to resale the fuel-oil to local buyers in the Arabian gulf and share the profits on an equal basis with the Antigua & Barbuda Government. This contract for purchase was signed with Iraq, the letter of credit for payment was issued for the purchase of the fuel-oil and the buyer gave us a contract to resale the fuel-oil for a profit. This trade was unable to be completed due to the wrongful termination of the chartered ship in Iraq, which the case, W-O Marine Pte. Ltd v. FuelNation Inc., was ruled upon by the Arbitration in London and awarded to FuelNation that the Termination of the vessel was wrongful. Leman Energy Trading, Inc. was unable to receive their cargo or payment and therefore no funds were available to be paid to the Antigua Government for their portion of the trade. FuelNation has committed to pay the Antigua & Barbuda Government an amount of $50,000.00 USD from the fuel-oil resale upon the final ruling or settlement over the costs and damages resulting from the wrongful termination. We are negotiating with this supplier to re-establish the supply of fuel-oil that make up our resale operations. We cannot be certain that this supply of products will be available to us in the future. In such event, we shall seek to replace our prior suppliers with an alternative source of product.

The recent price increase in oil prices will not affect our business model because we are subject to the supply and demand of the market and currently do not explore for oil.

VNT/Nika Oil Ltd.

VNT, holds the shares of Nika Oil Limited and on October 17, 2007, Nika Oil Ltd. entered into a Memorandum of Understanding with Ventspils NAFTA for the purchase of the Ventspils Nafta Terminal in Ventspils, Latvia. Ventspils Nafta Terminal LTD. is the largest Baltic Sea Region oil and petroleum product transshipment terminal operating in Ventspils port liquid cargo area. This Memorandum of Understanding is non-binding and only reflects the intention of the parties and is subject to a an executed agreement. Crude oil and petroleum products are received by pipeline and railways. The tank farm of the enterprise exceeds 1 million cubic meters.

Nika Oil , plans to attempt to have the Russian government approve the re-opening of the crude oil pipeline that supplies Ventspils Nafta Terminal from Russia to Latvia. This pipeline was shut down in a dispute between Russia and Latvia in January 2003. It is management’s understanding the agreement to re-open the pipeline is obtainable, but we cannot give any assurance that it will occur.

Growth Strategy

Through the Trading Subsidiaries, we will attempt to establish petroleum products and crude oil purchase and sales operations, enter into new distribution relationships and enter into the fuel blending and wholesale distribution markets. We also will attempt to acquire storage and transportation facilities through our subsidiary, Nika Oil Ltd.

Governmental Regulations

Regulation of Storage and Transportation of Oil

Sales of crude oil and other petroleum products are not currently regulated, are made at negotiated prices, and are affected by the availability, terms and cost of transportation. Interstate and intrastate rates are equally applicable to all comparable shippers.

Environmental Regulations

Although we have not yet conducted any operations in the US, we anticipate that we will do so at sometime in the future, at which point our operations will become subject to various US federal, state and local governmental regulations The handling, storage, transportation and disposal of oil, by-products thereof, and other substances and materials produced or used in connection with oil operations are subject to regulation under federal, state and local laws and regulations relating primarily to the protection of human health and the environment. To date, we have not incurred any extraordinary costs related to complying with these laws, for remediation of existing environmental contamination and for other related matters. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Significant federal laws and regulations that may affect our business and the oil industry are: The Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as “CERCLA” or Superfund; the Oil Pollution Act of 1990; the Resource Conservation and Recovery Act, also known as “RCRA”; the Clean Air Act; Federal Water Pollution Control Act of 1972, or the Clean Water Act; and the Safe Drinking Water Act of 1974.

Compliance with these regulations may constitute a significant cost. No specific accounting for environmental compliance has been maintained or projected by us at this time. We are not presently aware of any environmental demands, claims, or adverse actions, litigation or administrative proceedings in which either us or our acquired properties are involved or subject to, or arising out of any predecessor operations.

In the event of a breach of environmental regulations, these environmental regulatory agencies have a broad range of alternative or cumulative remedies which include: ordering a clean-up of any spills and restoration of the soil or water to conditions existing prior to the environmental violation, or fines. In certain egregious situations the agencies may also pursue criminal remedies against environmental violators.

We may become subject to environmental laws in the countries we conduct business; i.e. Russia, Iraq, etc. To date we have not incurred any extraordinary costs related to complying with these international laws, for remediation of existing environmental contamination and for other related matters. The requirements imposed by such international laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Competition

We operate in a highly competitive environment. Our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate. Additionally, our competition has more opportunities for capital available for investment in the oil and natural gas industry.

Current competitive factors in the domestic oil and gas industry are unique. The actual price range of crude oil is largely established by major international producers. Pricing for natural gas is more regional. Because the current domestic demand for oil and gas exceeds supply, we believe there is little risk that all current production will not be sold at relatively fixed prices. The risk of domestic overproduction at current prices is not deemed significant. However, more favorable prices can usually be negotiated for larger quantities of oil and/or gas product.

Major Customers

For the fiscal year 2007, two purchasers were responsible for sub chartering a vessel we chartered in the Arabian Gulf comprising for 100% of our petroleum transportation purchasers. We believe that the loss of either of these purchasers would not materially impact our business, because other purchasers are available generally for our products. Nonetheless, should we develop only a few customers that represent out entire business, the loss of any such customers may have a material impact on our operations and financial condition.

Reports to security holders

We are a Florida corporation with our principal executive offices located at 999 Stinson Way, Suite 201, West Palm Beach, Florida 33411. Our telephone number is 561 383-8212. Our fax number is: 561-383-8213. Our website address is www.fuelnation.com. We will file our annual, quarterly, and current reports with the Securities and Exchange Commission (SEC) beginning within 60 days after this Form 10 filing, copies of which will be available on our website or from the SEC free of charge at www.sec.gov. The public may also read and copy any materials, which we have filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. Information on the Public Reference Room may be obtained by calling: 1-800-SEC-0330.

Risk Factors

Our business, operations and financial condition are subject to various risks. You should consider carefully the following risk factors, in addition to the other information set forth in this report. The factors set forth below, however, are generally applicable to our operations and securities.

We Have a Limited Operating History.

Although our business plan was adopted in October 2000 and modified in May 2005, our operations have been sporadic. Our limited operating history and lack of consistent operations makes it difficult to predict whether or not we will be successful in the future. Our future financial and operational success is subject to the risks, uncertainties, expenses, delays and difficulties associated with managing a new business, many of which may be beyond our control. In addition, we compete in a volatile and highly price sensitive industry and we may face many uncertainties.

We Have a History of Losses and Will Need Additional Financing.

We have experienced operating losses, as well as net losses, for each of the years during which we have operated. We anticipate future losses and negative cash flow to continue for the foreseeable future. We need to raise either debt or equity capital to commence operations. We have no commitments for any such financing, and there are no assurances we ever will be successful in securing this financing.

To date, we have received no significant revenues from our operations. We have incurred significant costs in connection with the development of our business and there is no assurance that we will achieve sufficient revenues to offset anticipated operating costs. Although we plan to derive revenues from transportation and terminal related operations, no assurance can be given that these businesses will operate on a net profit basis. We anticipate that our losses will continue until we are able to generate sufficient revenues to support our operations. If we achieve profitability, we cannot give any assurance that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.

Our operations are dependent upon the availability petroleum product suppliers; material decreases in supplies may adversely affect our sales and results of operations.

The availability of supplies of various petroleum products is essential to our operations. A material decline in such petroleum product supplies could adversely affect our revenues from bulk, contract and rack product sales. Such a material decline in product supplies may be caused by natural disasters, adverse weather conditions, terrorist attacks and other events beyond our control. Furthermore, we do not have long-term supply contracts with refiners and our suppliers could cease selling product to us, including because there is a lack of crude oil supplies, price or volume competition and external economic or political events. Such a shortage could have a material adverse effect on our product supplies and negatively affect our ability to earn throughput fees or sales revenues.

A Substantial Or Extended Decline In Oil Prices May Adversely Affect Our Business, Financial Condition Or Results Of Operations And Our Ability To Meet Our Financial Commitments.

The price we receive for our petroleum products influences our potential revenues, our access to capital and ability to grow our business. . Oil, as a commodity, is subject to wide price fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil have been volatile and s will likely continue to be so in the future. The prices we receive for our products, and the levels of demand for our products, depend on numerous factors beyond our control, including but not limited to:

•

changes in global supply and demand for oil;

•

the actions of the Organization of Petroleum Exporting Countries, or OPEC;

•

the price and quantity of imports of foreign oil;

•

political conditions, including embargoes, in or affecting other oil-producing activity;

•

the level of global oil exploration and production activity;

•

the level of global oil inventories;

•

weather conditions;

•

technological advances affecting energy consumption; and

•

the price and availability of alternative fuels.

Lower oil prices may not only decrease the demand for our products but also may reduce the available supply of petroleum product, our primary product. A substantial or extended decline in oil prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

We may be dependent upon a relatively small number of customers for our revenues; should we lose any such customers, our revenues will be negatively impacted

We expect to derive our revenues, if any, from a small number of significant customers for the foreseeable future. Events that adversely affect the business operations of any one or more of significant customers may adversely affect our financial condition or results of operations. Therefore, we are indirectly subject to the business risks of significant customers, such as a material decline in refined petroleum product supplies available to our customers, or a significant decrease in our customers’ ability to negotiate marketing contracts on favorable terms, which could result in a material decline in the use of our tank capacity or throughput of product at our terminal facilities, and cause our revenues and results of operations to decline.

The market price of our stock may be affected by the issuance of additional shares of our common stock, including those issued upon the conversion of shares of our preferred stock.

Our common stock will be diluted as a result of our issuing shares to our officers, consultants, and others, as well as the result of our Board of Directors Mandatory Conversion Event of our Series A Preferred Stock (“Preferred Stock”) being converted automatically into shares of the Common Stock at the applicable Conversion Rate. The conversion rate for each share of our 25,563 preferred shares is 16,552 shares of our common stock for each such Preferred Stock, permitting the conversion into a total of 423,118,776 of our common shares. The issuances of these common shares will have dilutive effect upon the value of our common stock.

On April 30, 2008, with the consent of the majority shareholders and the board of directors, the company issued a mandatory conversion of its preferred shares. The conversion was mandatory and all preferred shares will be converted in to common stock of the company shares. Affiliates make up the majority of the ownership of these preferred shares and there has been no change of ownership with the conversion.

We will be subject to foreign regulations

We will be subject to environmental, tax, business, and other regulations of Iraq, Russia, Latvia, and other countries we may conduct business. Although the environmental and other regulations have been limited to date, these countries may introduce new regulations, which subject us to additional costs and regulatory burdens, including that we would become subject to fines or other penalties for failure to comply with these regulations, any one or a combination of which would materially affect our results of operations.

We have failed to develop consistent operations to date; if this trend continues, we will fail to meet our operational goals.

To date, our operations have been sporadic, with significant develop time and expense in our operations from October 2000 to present. If this trend continues and we fail to develop consistent operations, our revenues and results of operations will be negatively affected.

We have never participated in the operations of an oil terminal in Ventspils or elsewhere

We may never be successful in operating an oil terminal in Ventspils or otherwise engage in sustained profitable oil trading due to the following factors:

•

We may never obtain sufficient financing to acquire the minority interest in the oil terminal or have sufficient financial resources to engage in oil trading;

•

Our competitors, who have greater financial assets than we do, may purchase the minority interest in the terminal prior to us;

•

We may not complete a final agreement to purchase our minority interest in the oil terminal on contractual terms acceptable to us or the owner of the terminal.

If we fail to purchase oil terminal or obtain adequate financing to conduct our business, your investment in our common stock will be negatively affected.

Our Operations Are Subject To Governmental Laws And Regulations Relating To The Protection Of The Environment That May Expose Us To Significant Costs And Liabilities.

The risk of substantial environmental costs and liabilities is inherent in terminal ownership and operations and we may incur substantial environmental costs and liabilities. Our operations and activities are subject to significant federal, state and local laws and regulations relating to the protection of the environment. These include, the Federal Clean Air Act, which impose obligations related to air emissions and the Federal Water Pollution Control Act, commonly referred to as the Clean Water Act, which regulates discharge of wastewaters from our facilities to state and federal waters. Additionally, similar such state laws impose regulatory mandates upon our operations. Our operations are also subject to the federal Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or the Superfund law, the Resource Conservation and Recovery Act, also known as RCRA, in connection with the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent wastes for disposal. Various governmental authorities, including the U.S. Environmental Protection Agency, enforce compliance with these regulations and the permits issued under them, and violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both. Liability may be incurred without regard to fault under CERCLA, RCRA, and similar state laws for the remediation of contaminated areas. Additionally, private parties, including the owners of properties located near our prospective terminal facilities or through which our prospective pipeline systems pass, also may have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage.

In addition, stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary, some of which may be material. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage in the event an environmental claim is made against us. Our business may be adversely affected by increased costs because of stricter pollution control requirements or liabilities resulting from non-compliance with required operating or other regulatory permits. New environmental regulations might adversely affect our products and activities, including processing, storage and shipping, as well as waste management and air emissions. Federal and state agencies also could impose additional safety requirements, any of which could affect our profitability.

We currently own or lease, and have owned or leased, many properties that have been used for many years to terminal or store refined petroleum products or other chemicals. Owners, tenants or users of these properties have disposed of or released hydrocarbons or solid wastes on or under them. Additionally, some sites we operate are located near current or former refining and terminal operations. There is a risk that contamination has migrated from those sites to ours. Increasingly strict environmental laws, regulations and enforcement policies and claims for damages and other similar developments could result in substantial costs and liabilities.

Federal energy regulatory commission and department of transportation regulations may change important aspects of our industry and could reduce our ability to compete and impose significant costs on us or affect our ability to ship product in the quantities we need, which could adversely affect our revenues.

The Federal Energy Regulatory Commission, or FERC, regulates the tariff rates for interstate common carrier operations. Tariff rates are subject to periodic changes and the FERC may approve higher tariff rates for transportation of product on the principal pipelines we utilize. The FERC also may change the manner in which tariffs apply, such as changing from tariffs based on shipping history to tariffs based on competitive bidding or some other methodology. Substantial increases or changes in the tariff rates on the principal pipelines we utilize could adversely affect our ability to ship the quantities of product we need or to ship product at economical rates. As a result, we could lose sales or suffer higher transportation expenses, which could adversely affect our results of operations.

In addition, refined petroleum product pipeline operations are subject to regulation by the Department of Transportation. These regulations require, among other things, that pipeline operators engage in a regular program of pipeline integrity testing to assess, evaluate, repair and validate the integrity of their pipelines, which could result in service interruptions or significant and unexpected expenditures either with respect to pipelines we may own or on pipelines owned by others that we may use. We may have to bear those interruptions and expenses through the prices we pay to transport product, and the prices we charge when selling product that we purchase and market. The resulting price increases might not be entirely recoverable from our customers or could lower demand for product. We intend to transport a large amount of product on common carrier pipelines that we do not own, and spurs of those pipelines supply our terminals. If the Department of Transportation determines that a spur of a common carrier pipeline that supplies our terminals requires repair to maintain its integrity, the owner of the pipeline may decide to abandon the spur to our terminal instead of completing the repair work, or could require us to pay for the repair work, either of which would adversely affect our operations at that terminal or force us to close the terminal.

We are subject to strict regulations at many of our facilities regarding employee safety, and failure to comply with these regulations could adversely affect us.

The workplaces associated with the processing and storage facilities and the pipelines we use are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to our employees, state and local government authorities, and local residents. Failure to comply with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances, could adversely affect our results of operations if we are subjected to fines or significant additional compliance costs.

A significant decrease in demand for products in the areas served by our planned terminal and trading operations would adversely affect our financial condition and results of operations.

A sustained decrease in demand for products in the areas served by any terminal and pipeline that we might own or operate could significantly reduce our revenue, including the following factors that could lead to decreased market demand:

•

a recession or other adverse economic condition that results in lower spending by consumers on gasoline, distillates, and travel;

•

an increase in the market price of crude oil that leads to higher refined product prices;

•

higher fuel taxes or other governmental or regulatory actions that directly or indirectly increase the cost of gasoline or other refined products; and

•

a shift by consumers, manufacturers, or by legislation to more fuel-efficient or alternative fuel vehicles or an increase in fuel economy.

Because of our lack of asset diversification, adverse developments in our planned terminal that we may own or operate or other trading operations could adversely affect our revenue and cash flows.

We will rely exclusively on revenue generated from the terminal that we may own or operate and other trading operations. Because of our lack of asset diversification, an adverse development in these revenue segments may negatively impact our financial condition and results of operations than if we maintained more diverse assets.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

Our level of debt borrowed from our affiliates and investors could:

•

impair our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes;

•

require us to dedicate a substantial portion of our cash flow to make principal and interest payments on our debt, reducing the funds that would otherwise be available for operations and future business opportunities;

•

make us more vulnerable to competitive pressures, changes in interest rates or a downturn in our business or the economy generally;

•

impair our ability to make distributions to our shareholders; and

•

limit our flexibility in responding to changing business and economic conditions.

If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We may not be able to affect any of these actions on satisfactory terms, or at all.

Our affiliates and investors that have lent substantial funds to the company could also insist on covenants limiting our ability to make distributions to shareholders in certain circumstances. In addition, our lenders could also insist on various covenants that limit, among other things, our ability to incur indebtedness, grant liens or enter into a merger, consolidation or sale of assets. Furthermore, our lenders could also insist on covenants requiring us to maintain certain financial ratios and tests. Any future breach of any of these covenants or our failure to meet any of these ratios or conditions could result in a default under the terms of our lenders, which could result in acceleration of our debt and other financial obligations. If we were unable to repay those amounts, the lenders could initiate a bankruptcy proceeding or liquidation proceeding or proceed against the collateral.

We face intense competition in our supply, distribution and marketing activities, as well as in possible future terminal and trading activities; our results of operations may be negatively impacted if we are unable to compete effectively.

We compete with other petroleum companies, national, regional and local pipeline and terminal companies, the major integrated oil companies, their marketing affiliates, and independent brokers and marketers of widely varying sizes, financial resources and experience. In particular, our ability to compete may be negatively impacted by factors beyond our control, including:

•

price competition from major oil companies or other independent refined product companies, most of which are substantially larger than we are, have greater financial resources and control substantially greater supplies of petroleum products than we do;

•

abundance of supply of petroleum products keeping petroleum prices low or unchanging;

•

the perception that another company can provide better service; and

•

the availability of alternative supply points, or supply points located closer to our customers’ operations.

If we are unable to compete with services offered by other petroleum enterprises, our results of operations may be adversely affected.

Our operations and sales volumes are dependent upon demand for petroleum products by distributors, marketers, wholesalers and commercial end users; any decrease in this demand could adversely affect our business.

Our business depends in large part on the demand for refined petroleum products in the markets served by our planned transportation and storage facilities. Our earnings and cash flow are dependent on high sales volumes and sales volumes can be adversely affected by the prices of refined products, which are subject to significant fluctuation depending upon numerous factors beyond our control, including the supply of and demand for gasoline and other refined products. The supply of and demand for refined products can be affected by, among other things, changes in domestic and foreign economies, political affairs, terrorism and the threat of terrorism, production levels, industry-wide inventory levels, the availability of imports, the marketing of gasoline and other refined products by competitors, the marketing of competitive fuels, the impact of energy conservation efforts and government regulation.

Sales volumes also are affected by regional factors, such as local market conditions, the availability of transportation systems with adequate capacity, transportation costs, fluctuating and seasonal demands for products, changes in transportation and travel patterns, variations in weather patterns from year to year and the operations of companies providing competing services.

We may not be successful in growing our business through acquisitions or in effectively integrating any businesses/ operations that we may acquire.

Our business strategy includes acquiring terminal and storage facilities to establish our distribution capabilities. We may be unable to identify appropriate opportunities for acquisition, which will satisfy our target rates of return, obtain financing on acceptable terms, or negotiate satisfactory terms of such acquisitions. Additionally, acquisitions may require substantial capital that we presently do not have and may be unable to obtain or if obtained will result in our incurring substantial indebtedness. As a result, our capitalization and results of operations may be materially impacted as a result of future acquisitions. Any additional debt financing could significantly increase our interest expense and involve restrictive covenants.

Unexpected costs or challenges may arise whenever businesses with different operations and management are combined. Inefficiencies and difficulties may arise because of unfamiliarity with new assets and new geographic areas of any acquired businesses. We believe that successful business combinations will require our management and other personnel to devote significant amounts of time to integrating the acquired businesses with our existing operations. These efforts may temporarily distract their attention from day-to-day business and other business opportunities. In addition, the management of the acquired business may not join our management team. Any change in management may make it more difficult to integrate an acquired business with our existing operations. Following an acquisition, we may discover previously unknown liabilities associated with the acquired business for which we may have no recourse under applicable indemnification provisions.

Any acquisitions we make are subject to substantial risks, which could adversely affect our financial condition and results of operations.

Any acquisition involves potential risks, including risks that we may:

•

fail to realize anticipated benefits, such as cost-savings or cash flow enhancements;

•

decrease our liquidity by using a significant portion of our available cash or borrowing capacity to finance acquisitions;

•

significantly increase our interest expense or financial leverage if we incur additional debt to finance acquisitions;

•

encounter difficulties operating in new geographic areas or new lines of business;

•

incur or assume unanticipated liabilities, losses or costs associated with the business or assets acquired for which we are not indemnified or for which the indemnity is inadequate;

•

be unable to hire, train or retain qualified personnel to manage and operate our growing business and assets;

•

less effectively manage our historical assets, because of the diversion of management’s attention; or

•

incur other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges.

If any acquisitions we ultimately consummate result in one or more of these outcomes, our financial condition and results of operations may be adversely affected.

Our business involves many hazards and operational risks, including adverse weather conditions, which could cause us to incur substantial liabilities and increased operating costs.

Our operations are subject to the many hazards inherent in the storage and transportation of products, including:

•

leaks or accidental releases of products or other materials into the environment, whether as a result of human error or otherwise;

•

explosions, fires, accidents, mechanical malfunctions, faulty measurement and other operating errors; and

•

acts of terrorism or vandalism.

If any of these events were to occur, we could suffer substantial losses because of personal injury or loss of life, severe damage to and destruction of storage tanks, pipelines and related property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations and potentially substantial unanticipated costs for the repair or replacement of property and environmental cleanup. In addition, if we suffer accidental releases or spills of products at our terminals or pipelines, we could be faced with material third-party costs and liabilities, including those relating to claims for damages to property and persons.

The loss of any of our key executive officers could harm our business.

Our future success depends largely on the efforts of our executive management team. We do not carry key-man insurance on the life of any of our executive officers. The loss of any members of our executive management team could have a material adverse effect on our business. If we experience vacancies in any of these key roles, it could have a material adverse impact on our ability to properly conduct our business operations and pursue our growth initiatives and, as a result, could have a material adverse impact on our overall business, financial condition and results of operations.

Risks Relating to Our Common Stock

The market price of our stock may be affected by the issuance of additional shares of our common stock upon the conversion of shares of our preferred stock.

As of June 30, 2008 we had an aggregate of 681,471,772 common shares outstanding, which includes the conversion of 18,194 of the 25,563 preferred shares issued and outstanding. As of June 30, 2008 there is 7,369 preferred shares outstanding that have not been redeemed for common shares and will convert into 121,971,688 shares of our common stock. The fully diluted issued and outstanding common shares upon the total conversion of our Preferred shares will be 803,443,460.

On April 30, 2008, with the consent of the majority shareholders and the board of directors, the company issued a mandatory conversion of its preferred shares. The conversion was mandatory and all preferred shares will be converted in to common stock of the company shares. Substantial sales of our common stock, in the public market, or the perception that these sales could occur, may have a depressive effect on the market price of our common stock and impair our ability to raise capital or make acquisitions. Additionally, there will be substantial dilution to your common shares.

We have no plans to pay dividends on our common stock. you may not receive funds without selling your stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements and investment opportunities.

Our common stock is subject to "penny stock" restrictions under federal securities laws, which could reduce the liquidity of our common stock

The Securities and Exchange Commission has adopted regulations, which generally define penny stocks to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is designated a "Penny Stock." As a penny stock, our common stock may become subject to Rule 15g-9 under the Exchange Act or the Penny Stock Rules. These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities Exchange Act of 1934, as amended. These rules impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

The rules may further affect the ability of owners of our shares to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

The penny stock restrictions will no longer apply to our common stock if we become listed on a national exchange. In any event, even if our common stock were exempt from the penny stock restrictions, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Securities and Exchange Commission the authority to restrict any person from participating in a distribution of penny stock, if the Securities and Exchange Commission finds that such a restriction would be in the public interest.

The ownership of our voting capital stock is closely held by our President/Chief Executive Officer/Chairman of the Board, Chris R. Salmonson, who exercises voting control over our common stock.

As of (June 2008), our President, Chief Executive Officer/Chairman, Chris R. Salmonson and his family members, own (50)% of our outstanding voting stock. As a result, our Chief Executive Officer, controls our business decisions, including the election of the members of our Board of Directors, and our minority stockholders have little or no participation in such management decisions. .

ITEM 2.

DESCRIPTION OF PROPERTY.

From August 2006 to present, our principal place of business has been located at 999 Stinson Way, Suite 301, West Palm Beach, Florida 33411, consisting of approximately 1000 square feet of office space and approximately 2400 square feet of warehouse and storage space. We do not have a written lease agreement; we occupy this space rent free from AlKhalifa Petroleum Corporation, a Florida corporation that is owned by our Director, Shaikh Isa Mohammed Isa AlKhalifa. We believe that our space is sufficient for our use.

We lease a data center at 250 Main Street, Lexington, Kentucky, from Echosat which contains servers, modem banks, network circuits and other physical equipment necessary to connect users to the Internet. The data center has multiple levels of redundant connectivity to the Internet, back-up power, fire suppression, seismic reinforcement and security surveillance 24 hours a day, 7 days a week. Our monthly rent is $2,000. We rent on a month to month basis. Our lease may be terminated at will by Echosat. In the event of termination we would be required to relocate our file server at a secure service provider. There are many national providers to choose from and we are very pleased with our current provider and have no reason to change.

ITEM 3.

LEGAL PROCEEDINGS

We are not a party to any material legal proceedings other than an arbitration for wrongful termination of a ship charter, which is currently in arbitration in London. The arbitration is: W-O Marine Pte. Ltd v. FuelNation Inc. Leman Energy Trading, Inc., chartered a ship the 28th of October 2006, for a period of six months with a six month renewal at our option, to purchase and transport fuel-oil from Iraq to other countries in the Arabian Gulf. Upon arrival of the chartered ship to the southern port of Khor Al-Zubair in Iraq, the pipeline supplying the ships at the southern port of Khor Al-Zubair was disrupted during the cold weather for a period of approximately 30 to 45 days. and the ship’s crew needed to return to Fujairah, UAE, for supplies and refueling. Upon return to Iraq, we had missed a window to pick up fuel-oil and we waited behind other ships for the pipeline to reopen. Time had lapsed and Leman Energy Trading, Inc. was forced to sublet the ships on short term charters to competitors at a substantial loss transporting fuel-oil from Iraq to Fujairah, UAE. In March 2006, the ship owner wrongfully terminated the charter before expiration and we are currently litigating our losses in the London Arbitration courts. The Arbitrator ruled in favor of FuelNation for the wrongful termination. We are currently arbitrating our claims for losses, and Management believes we should be successful in this arbitration. If successful, we will be entitled to receive approximately $500,000 from W-O Marine.

On November 8, 2006, the SEC instituted an administrative proceeding against us alleging that we had a class of equity securities registered with the SEC, but that we were delinquent in our periodic filings since we last filed our quarterly report for the period ended March 31, 2004. On June 5, 2007, the Securities and Exchange Commission issued an “Order Dismissing Proceeding Based on Lack of Registration” regarding us. The SEC Order dismissing the proceeding against us was based on a motion by the SEC’s Division of Enforcement, which stated that we no longer had any class of securities registered in accordance with Securities and Exchange Act Section 12 and that such proceeding was moot and should be dismissed.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Our operations are subject to federal, state and local laws and regulations. Currently, we are not involved, or the subject of, any pending or existing litigation. (See additional information under the heading “Subsequent events”.)

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 2007 the following were approved by a majority of our shareholders by written consent:

1.

On August 15, 2007 the Company amended its certificate of incorporation authorizing it to issue 505,000,000 shares of capital stock, of which 5,000,000 shares are classified as preferred stock, par value of $.01 per share, issuable in one or more series and 500,000,000 shares are classified as common stock, par value $.01. (In addition, On March 20, 2008 the Company’s Articles of Incorporation were amended. See Subsequent events below)

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Common stock. FuelNation Inc’s common stock is currently traded on the Pink Sheets under the symbol "FLNA." As of April 23, 2008 FuelNation Inc.’s common stock was held by 300 stockholders of record and an estimated 2600 additional stockholders whose shares were held for them in street name or nominee accounts. Set forth below are the high and low closing sale prices per share of our common stock for each quarter of 2007 and 2006, as report by NASDAQ.

These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

Sales Price per share

Quarter Ended	High	Low

First Quarter ended 3/31/08	.17	.03

First Quarter ended 3/31/07	.10	.03
Second Quarter ended 6/30/07	.06	.03
Third Quarter ended 9/30/07	.10	.02
Fourth Quarter ended 12/31/07	.35	.09

First Quarter ended 3/31/06	.69	.26
Second Quarter ended 6/30/06	.38	.17
Third Quarter ended 9/30/06	.21	.12
Fourth Quarter ended 12/31/06	.20	.06

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

Recent Sales Of Unregistered Securities

On February 25, 2005, we issued 180 of our preferred shares to Peter Knight in exchange for energy related acquisition consulting services rendered to us by Peter Knight. Each preferred share was valued at $1,000 or an aggregate of $180,000.

On March 9, 2005, we sold 19 of our preferred shares to Kent Hagood for $1,000 per share or an aggregate of $19,000.

On March 22, 2005, we issued 6 of our preferred shares to Harrison Brownstein in exchange for Joel Brownstein’s energy related acquisition consulting services rendered to us by Joel Brownstein, who is Harrison Brownstein’s father. Each preferred share was valued at $1,000 or an aggregate of $6,000.

On April 11, 2005, we issued 50 or our preferred shares to Michael Flax in exchange for energy related acquisition consulting services rendered to us by Michael Flax. Each preferred share was valued at $1,000 or an aggregate of $50,000.

On May 26, 2005, we issued 80 of our preferred shares to Michael Flax in exchange for energy related acquisition consulting services rendered to us by Michael Flax. Each preferred share was valued at $1,000 per preferred or an aggregate of $80,000.

On September 9, 2005, we sold 11 preferred shares to Harold Gelb for $1,000 a share or an aggregate of $11,000.

On September 9, 2005, we issued 300 preferred shares to Michael Flax in exchange for release of a note payable to Michael Flax by us. Each preferred share was valued at $1,000 or an aggregate of $130,000.

On September 13, 2005, we issued 251 preferred shares held by Judith Yusem in exchange for 84,518 shares of our common stock held by Judith Yusem. Each preferred share was valued at our par value of $0.01or an aggregate of $2.51.

On September 13, 2005, we issued 10 preferred shares to Nancy Senich in exchange for 3,367 shares of our common stock held by Nancy Senich. Each preferred share was valued at our par value of $0.01 or an aggregate of $0.10.

On September 13, 2005, we issued 10 preferred shares to Ellen Stewart in exchange for 3,367 shares of our common stock held by Ellen Steward. Each preferred share was valued at our par value of $0.01 or an aggregate of $0.10.

On September 21, 2005, we sold 25 preferred shares to Michael Flax for $1,000 per share or an aggregate of $25,000.

On December 5, 2005, we sold 11 preferred shares to David Adam for $1,000 per share or an aggregate of $11,000.

On December 8, 2005, we sold 4 preferred shares to David Adam for $1,000 per share or an aggregate of $4,000.

On January 18, 2006, we issued 3 preferred shares to Jay Zelesnick for $1,000 per share or an aggregate of $3,000.

On February 2, 2006, Peter Knight converted 89 of our preferred shares into 273,280 shares of our common stock at the calculated conversion rate.

On February 2, 2006, William Woodward converted 25 of our preferred shares into 75,150 shares of our common stock at the calculated conversion rate.

On February 2, 2006, Emilio Zabaleta converted 334 of our preferred shares into 1,017,364 shares of our common stock at the calculated conversion rate.

On February 2, 2006, David Bernstein converted 91 of our preferred shares into 275,000 shares of our common stock at the calculated conversion rate.

On February 2, 2006, Joe Cole converted 50 of our preferred shares into 152,300 shares of our common stock at the calculated conversion rate.

On February 2, 2006, Jose Marsicobetre converted 210 of our preferred shares into 639,660 shares of our common stock at the calculated conversion rate.

On February 2, 2006, Michael Flax converted 165 of our preferred shares into 502,590 shares of our common stock at the calculated conversion rate.

On February 2, 2006, Dennis Someck converted 23 of our preferred shares into 70,000 shares of our common stock at the calculated conversion rate.

On May 10, 2006, Kent Hagood converted 5 of our preferred shares into 15,230 shares of our common stock at the calculated conversion rate.

On May 10, 2006, David Karp converted 205 of our preferred shares into 624,430 shares of our common stock at the calculated conversion rate.

On May 10, 2006, Outward Trading converted 1000 of our preferred shares into 3,046,000 shares of our common stock at the calculated conversion rate.

On May 10, 2006, Jose Marsicobetre converted 1000 of our preferred shares into 3,046,000 shares of our common stock at the calculated conversion rate.

On May 10, 2006, Michael Flax converted 500 of our preferred shares into 1,523,000 shares of our common stock at the calculated conversion rate.

On May 10, 2006, Larisa Schneider converted 1000 of our preferred shares into 3,046,000 shares of our common stock at the calculated conversion rate.

On May 10, 2006, David Schneider converted 1000 of our preferred shares into 3,046,000 shares of our common stock at the calculated conversion rate.

On May 10, 2006, the Internal Revenue Service converted 511 of our preferred shares into 1,556,506 shares of our common stock at the calculated conversion rate.

On June 29, 2006, William Woodward converted 49 of our preferred shares into 149,254 shares of our common stock at the calculated conversion rate.

On June 29, 2006, David Karp converted 214 of our preferred shares into 651,844 shares of our common stock at the calculated conversion rate.

On June 29, 2006, Outward Trading converted 1306 of our preferred shares into 3,978,076 shares of our common stock at the calculated conversion rate.

On June 29, 2006, Jose Marsicobetre converted 1000 of our preferred shares into 3,067,267 shares of our common stock at the calculated conversion rate.

On June 29, 2006, Bennett Grocock converted 91 of our preferred shares into 283,333 shares of our common stock at the calculated conversion rate.

On June 29, 2006, David Popper converted 100 of our preferred shares into 304,600 shares of our common stock at the calculated conversion rate.

On June 29, 2006, Tower Communications converted 686 of our preferred shares into 2,089,556 shares of our common stock at the calculated conversion rate.

On September 20, 2006, Joe Cole converted 100 of our preferred shares into 304,600 shares of our common stock at the calculated conversion rate.

On September 27, 2006, David Popper converted 225 of our preferred shares into 1,098,900 shares of our common stock at the calculated conversion rate.

On October 3, 2006, Holy S. Wallman converted 30 of our preferred shares into 146,520 shares of our common stock at the calculated conversion rate.

On October 11, 2006, William Woodward converted 27 of our preferred shares into 131,868 shares of our common stock at the calculated conversion rate.

On October 11, 2006, David Karp converted 192 of our preferred shares into 937,728 shares of our common stock at the calculated conversion rate.

On October 11, 2006, Outward Trading converted 994 of our preferred shares into 4,854,696 shares of our common stock at the calculated conversion rate.

On October 11, 2006, Tom Morter converted 619 of our preferred shares into 3,023,196 shares of our common stock at the calculated conversion rate.

On October 11, 2006, Bennett Grocock converted 50 of our preferred shares into 244,200 shares of our common stock at the calculated conversion rate.

On October 11, 2006, Carl Killian converted 50 of our preferred shares into 244,200 shares of our common stock at the calculated conversion rate.

On October 11, 2006, Acacia Investors converted 231 of our preferred shares into 1,128,204 shares of our common stock at the calculated conversion rate.

On October 11, 2006, Michael Flax converted 250 of our preferred shares into 1,221,000 shares of our common stock at the calculated conversion rate.

On October 11, 2006, Angelo Abbenante converted 250 of our preferred shares into 1,221,000 shares of our common stock at the calculated conversion rate.

On January 16, 2007, William Woodward converted 20 of our preferred shares into 97,680 shares of our common stock at the calculated conversion rate.

On January 16, 2007, Angelo Abbenante converted 205 of our preferred shares into 1,000,000 shares of our common stock at the calculated conversion rate.

On January 16, 2007, J.B. Grocock converted 90 of our preferred shares into 442,000 shares of our common stock at the calculated conversion rate.

On January 16, 2007, Acacia Investors converted 205 of our preferred shares into 1,000,000 shares of our common stock at the calculated conversion rate.

On March 9, 2007, William Woodward converted 82 of our preferred shares into 400,488 shares of our common stock at the calculated conversion rate.

On April 25, 2007, Leman Capital converted 771 of our preferred shares into 3,768,000 shares of our common stock at the calculated conversion rate.

On April 25, 2007, Angelo Abbenante converted 410 of our preferred shares into 2,000,000 shares of our common stock at the calculated conversion rate.

On April 25, 2007, E. Zabaleta converted 410 of our preferred shares into 2,000,000 shares of our common stock at the calculated conversion rate.

On April 25, 2007, J.B. Grocock converted 205 of our preferred shares into 1,000,000 shares of our common stock at the calculated conversion rate.

On April 25, 2007, Acacia Investors converted 205 of our preferred shares into 1,000,000 shares of our common stock at the calculated conversion rate.

On October 10, 2007, we issued 75,000 shares of our common stock to Jeff Rike in exchange for energy related acquisition consulting services rendered by Jeff Rike. Each share of common stock was valued at $0.03 or an aggregate of $2,250.

On October 10, 2007, we issued 1,500,000 shares of our common stock to Joel Brownstein in exchange for energy related acquisition consulting services rendered by Joel Brownstein. Each share of common stock was valued at $0.03 or an aggregate of $45,000.

On October 10, 2007, we issued 1,000,000 shares of our common stock to John Macho in exchange for energy related acquisition consulting services rendered by John Macho. Each share of common stock was valued at $0.03 or an aggregate of $30,000.

On October 10, 2007, we issued 1,500,000 shares of our common stock to James Connolly in exchange for energy related acquisition consulting services rendered by James Connolly. Each share of common stock was valued at $0.03 or an aggregate of $45,000.

On October 10, 2007, we issued 3,000,000 shares of our common stock to Emilio Zabaleta in exchange for energy related acquisition consulting services rendered by Emilio Zabaleta. Each share of common stock was valued at $0.03 or an aggregate of $90,000.

On October 10, 2007, we issued 2,000,000 shares of our common stock to Trevor Klein in exchange for accounting services rendered by Trevor Klein. Each share of common stock was valued at $0.03 or an aggregate of $60,000.

On October 10, 2007, we issued 1,000,000 shares of our common stock to Bryan Salter in exchange for energy related acquisition consulting services rendered by Bryan Salter. Each share of common stock was valued at $0.03 or an aggregate of $30,000.

On October 10, 2007, we issued 10,000,000 shares of our common stock to Tom Morter in exchange for energy related acquisition consulting services rendered by Tom Morter. Each share of common stock was valued at $0.03 or an aggregate of $300,000.

On October 10, 2007, we issued 75,000 shares of our common stock to Babette Walsh in exchange for energy related acquisition consulting services rendered by Babette Walsh. Each share of common stock was valued at $0.03 or an aggregate of $2,250.

On October 10, 2007, we issued 10,000,000 shares of our common stock to Michael Flax in exchange for energy related acquisition consulting services rendered by Michael Flax. Each share of common stock was valued at $0.03 or an aggregate of $300,000.

On October 10, 2007, we issued 10,000,000 shares of our common stock to Tom Morter in exchange for energy related acquisition consulting services rendered by Tom Morter. Each share of common stock was valued at $0.03 or an aggregate of $300,000.

On November 29, 2007, we sold 3,250,000 shares of our common stock to Matthew Duffy at $0.01 per share or an aggregate payment to us of $32,500.

On November 29, 2007, we sold 2,000,000 shares of our common stock to Tom Bader at $0.01 per share or an aggregate payment to us of $20,000.

On November 29, 2007, we sold 1,250,000 shares of our common stock to Ian Reynolds at $0.01 per share or an aggregate payment to us of $12,500.

On November 29, 2007, we issued 3,000,000 shares of our common stock to Trust Company Marshall in exchange for energy related acquisition consulting services rendered to us by Trust Company Marshall. Each shares of common stock was valued at 0.03 or an aggregate of $90,000.

On November 29, 2007, we issued 14,000,000 shares of our common stock to Marilyn Salmonson, Custodian, in exchange for off-setting the loan account obligating us to pay Marilyn Salmonson’s husband, Chris Salmonson, our Chief Executive Officer. Each share was valued at $0.01 or an aggregate of $140,000.

On November 29, 2007, we 75,000 shares of our common stock to Amanda Rodriguez in exchange for energy related acquisition consulting services rendered to us by Amanda Rodriguez. Each share was valued at $0.03 or an aggregate of $2,250.

On November 29, 2007, we sold 2,000,000 shares of our common stock to David Karp at $0.01 per share or an aggregate payment of $20,000 by David Karp to us.

On November 29, 2007, we sold 1,000,000 shares of our common stock to Victor Spektor at $0.01 per share or an aggregate payment of $10,000 by Victor Spektor to us.

On December 26, 2007, First Clearing LLC converted 667 shares of our preferred stock into 3,247,628 shares of our common stock at the calculated conversion rate.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and notes appearing elsewhere in this report.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances for inventory and accounts receivable, and impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The SEC suggests that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis. A critical accounting policy is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

These policies include, but are not limited to, the carrying value of the inventory and fixed assets, the life of fixed assets, the expensing of the costs relating to FDA and European Union, Russian and Iraq licensing activities, and the valuation of common stock related to compensation and other services. Complex judgments and estimates underlie these critical accounting policies, such as the estimated life of fixed assets for depreciation purposes, the market valuation of inventory in reporting inventory at the lower of cost or market, dividing consultants’ compensation between expense categories of FDA licensing activities and sales activities, dividing compensation and payments to third parties between cost of goods sold category and general and administrative expense, and the determination of the market value of restricted stock when issued as compensation or as repayment for loans.

For the Years Ended December 31, 2007 and 2006

Operations.

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

We have identified certain policies as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our report and expected financial results. See the section entitled "Critical Accounting Policies" at the end of this discussion.

OVERVIEW

Our future business operations principally will involve the transportation of petroleum products from Iraq to other countries located in the Arabian Gulf and negotiating agreements for purchase, storage and resale of petroleum products and crude oil.

We have assembled a management team to assist in executing the oil trading in Geneva, Switzerland and a memorandum of understanding to buy the Ventspils Nafta Terminal agreement to buy crude oil in Russia and have it refined for export. Our business plan is contingent upon receiving adequate financing. Our primary needs for cash are for the operation, development, production, exploration and acquisition of undervalued energy assets primarily in the oil sector in Russia and other countries in the Former Soviet Union and in the Middle East, principally Iraq and for working capital obligations.

OPERATIONAL AND FINANCIAL OBJECTIVES

We plan to acquire undervalued energy assets primarily in the oil sector in Russia and other countries in the Former Soviet Union and in the Middle East, primarily Iraq. Additionally, we will continue our efforts to procure crude oil supply contracts and refined petroleum from Western Siberia, Russia; Middle East and Southeast Asia. These contracts will generally range from one to five years in duration and sometimes longer.

Financial Condition and Changes in Financial Condition

At December 31, 2007 we had negative cash resources and needed to borrower additional funds of $50,000 USD from an affiliate, which is sufficient to conduct our activities and meet our obligations for approximately 3 months before additional borrowings are needed. Our continued activities are dependent on obtaining adequate financing. Our financial condition as of our year end at December 31, 2007, compared with our year end at December 31, 2007, is summarized as follows:

Assets

As of December 31, 2007, we had total assets of $166,148 compared to total assets of $225,021 as of December 31, 2006, representing an decrease of $58,873. The decrease in assets is from a refund of deposits. Other Receivables comprise the majority of our assets as follows:

	At December 31, 2007	At December 31, 2006	Net Increase (Decrease)
Current Assets
Cash		7,186	(7,186)
Other Receivables	166,148	217,835	(51,687)
Total Assets	166,148	225,021	(58,873)

Liabilities and Shareholders’ Equity

	At December 31, 2007	At December 31, 2006	Net Increase (Decrease)
Liabilities and Stockholders’ (Deficit) Current Liabilities
Cash Overdraft	1,162		1,162
Accounts Payable	1,399,475	630,655	768,820
Accrued Liabilities	643,964	512,815	131,149
Payroll and Taxes Payable	2,297,469	2,064,322	233,147
Due to Affiliates	2,732,379	2,280,506	451,873
Note Payable	100,000	100,000	—
Other Payable	150,102	149,500	602
Total Current Liabilities	7,324,551	5,737,798	1,586,753
Shareholders’ Equity
Preferred Stock	293	262	31
Common Stock	1,441,431	714,523	726,908
Additional paid-in capital	46,562,823	45,648,046	914,777
(Deficit) accumulated during the development stage	(55,162,950)	(51,875,608)	(3,287,342)
Total Stockholders’ (deficit)
Total Liabilities and Stockholders’ (Deficit)	166,148	225,021	(58,873)

Total liabilities increased by $1,586,753 at December 31, 2007. This increase in total liabilities is primarily attributable to the loans from affiliates, accounts payable and payroll and tax liabilities.

Shareholders’ Equity of $166,148 as of December 31, 2007 decreased by $(58,873) at December 31, 2007 from $225,021 at December 31, 2006. The decrease in Shareholders’ Equity is primarily attributable to the deficit accumulated during the development stage.

Liquidity and Capital Resources

At December 31, 2007, we had negative working capital of $7,158,403 compared to $5,512,777 at December 31, 2006.

Net cash outflows used from operating activities was $108,347 for the year ended December 31, 2007, compared to $100,670 for the year ended December 31, 2006. This cash outflow is primarily due to the net loss from operations.

Our independent registered public accounting firm has issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2007 since we have experienced recurring net losses and at December 31, 2007 have a working capital deficiency. Further, as stated in Note 3 to our consolidated financial statements for the year ended December 31, 2007, we have experienced significant losses from operations totaling $(3,287,342) and $(2,212,727) for the years ended December 31, 2007 and 2006, respectively and had an accumulated deficit of $(55,162,950) for the period from our inception to December 31, 2007. We had a stockholders’ deficit at years ended December 31, 2007 and 2006 of $(7,158,403) and $(5,512,777), respectively. Our operations have been largely reliant upon loans from our affiliates. At December 31, 2007 and December 31, 2006, we were indebted to our affiliates in the amount of $(2,732,379) and $(2,280,506) respectively, the funds of which have enabled us to continue our operations. Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

Results of Operations

We incurred net losses of $(3,287,342) during the year ended December 31, 2007, representing an increase of $(1,074,615) over the 2006 year end. This increase is due to the company using outside consulting and incurring a non-cash consulting expense.

An analysis of the major components of the results of operations is as follows:

Revenues

To date the company has not had any revenues and there can be no assurances we will have revenues in the future. In Iraq, we have shipped fuel-oil for third parties and have booked this as a net expense for fuel oil transportation costs at years ended December 31, 2007 and 2006 of $(375,881) and $(282,000), respectively. The management and board of directors anticipates these operations in Iraq will commence again in third quarter 2008 and the company will be able to have sustained revenues , however, there can be no assurances the operations in Iraq will be able to re-commence.

General and Administrative Expenses

General and Administrative expenses decreased by $(354,922) for the 2007 year end for the comparable 2006 period. Total costs and expenses decreased as a result of hiring outside consultants and professionals.

Total Costs and Expenses

Total costs and expenses increased by $(1,002,731) for the year ending December 31, 2007, from $(2,153,457) for the comparable 2006 period. Total costs and expenses increased as a result of the company using outside consulting and incurring a non-cash consulting expense.

Uncertainties and Trends

RESULTS OF OPERATIONS

We generated no revenues during the years ended December 31, 2007 and 2006. We will attempt to generate revenues through our crude oil supply agreement with Nika Oil Ltd, where we would begin delivering crude oil to end users. Total operating expenses were $3,156,188 for the year ended December 31, 2007, compared to $ 2,153,457 for the year ended December 31, 2006. The expenses incurred during the year ended December 31, 2007 arose primarily from salaries and wages, including related payroll expenses ($334,683), legal and professional ($3,000),consulting fees($686,940),non-cash consulting fees ($1,196,750), and other general and administrative expenses ($190,435). The changes in these expenses in 2007 compared to the same period in 2006, were, increase in consulting fees of ($686,940), increase in non-cash consulting fees ($823,750), and a decrease in other general and administrative expenses of ($354,922). Additionally, we incurred interest expense of $12,006 in 2007 compared with interest expense of $12,000 in 2006. As a result, we incurred a net loss of $3,287,342 for the year ended December 31, 2007, compared to a Net Loss of $2,212,727 for the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Future cash flows will be influenced, among other factors, by the market price of oil and gas as well as the number of existing signed petroleum contracts. To the extent that oil prices decline, our revenues, cash flows and earnings could be adversely affected.

At December 31, 2007 we had a stockholders’ deficit of $7,158,403 For the year ended December 31, 2007. For the year ended December 31, 2007, net cash provided by financing activities was $2,732,379 which mainly resulted from the proceeds of financing from affiliates..

PLAN OF OPERATION

We have been a development stage company since October 2000 to present. From October 2000 to May 2005, we attempted to build travel centers in the state of Florida by securing, architectural and engineering drawings, zoning approval, permits, and the investors for the real estate purchase. We also engaged in the development of providing real-time e-commerce communications in the petroleum marketing and energy services industry in six different states and three countries; however, in May 2005, we abandoned this segment of our business plan. Our business focus is now the purchase, transportation, storage and resale of petroleum products and crude oil. In this regard, we are using our contacts in the Middle East for transportation of petroleum products from Iraq to other countries located in the Arabian Gulf and negotiating agreements for purchase, transportation, storage and resale of petroleum products and crude oil. Further, we have tapped our core competencies from partners and management and will partner with the construction and management of state of the art “Green Energy Plants” in the waste to energy business with partners that have over 50 years in the business. Additionally, we have plans to have a minority ownership interest in a oil terminal in Latvia, if we are successful in completing an agreement to do so. We seek to generate income from the resale of petroleum products and crude oil, acquire storage facilities and transportation infrastructure.

During this time of development we devoted most of our efforts to financial planning; raising capital; research and development; establishing sources of supply; contracting to acquire property, plant, equipment, or other operating assets, such as mineral rights; recruiting and training personnel; developing markets; and starting up production.

From July 2008 to year end 2008; we are focusing development efforts on two major project purchases;

1)

VNT, holds the shares of Nika Oil Limited and on October 17, 2007, Nika Oil Ltd. entered into a Memorandum of Understanding with Ventspils NAFTA for the purchase of the Ventspils Nafta Terminal in Ventspils, Latvia. Ventspils Nafta Terminal LTD. is the largest Baltic Sea Region oil and petroleum product transshipment terminal operating in Ventspils port liquid cargo area. This Memorandum of Understanding is non-binding and only reflects the intention of the parties and is subject to an executed agreement. Crude oil and petroleum products are received by pipeline and railways. The tank farm of the enterprise exceeds 1 million cubic meters. Nika Oil, plans to attempt to have the Russian government approve the re-opening of the crude oil pipeline that supplies Ventspils Nafta Terminal from Russia to Latvia. This pipeline was shut down in a dispute between Russia and Latvia in January 2003. It is management’s understanding the agreement to re-open the pipeline is obtainable by third quarter 2008.

a)

We are responsible for arranging the financing of the terminal for our Russian partners. In this regard, we have obtained the services of Visor Capital based in Almaty Kazakhstan to assist with the structured financing on the purchase. We do not have a written indication of purchase price other than verbal indications from all parties to the transaction during the signing of the Memorandum of Understanding. It is in the best interest of all parties to reach an arrangement that is mutually beneficial since the opening the supply of crude oil through this pipeline benefits all parties involved. Nika Oil has agreed to arrange a substantial supply of Crude oil through the pipeline from the Russian government in order to secure conventional financing from European lenders.

b)

Nika Oil is responsible to provide the oil supply from the Russian government to Ventspils Nafta Terminal in Latvia. Nika Oil has assured our board of directors that the negotiations are ongoing and the agreement to re-open the pipeline is obtainable by third quarter 2008.

c)

In addition to financing the purchase of the terminal we are responsible to open a trade line of credit to purchase crude oil from Russia. This trade line of credit is available through numerous money center banks in Europe and provides for substantial leverage with the crude oil as collateral. We have identified the European banks that will provide our financing and in this regard we are discussing the financial structures available for purchase in third quarter 2008. However, there is no assurance we will be able to obtain any such financing.

The financing of the terminal and all costs associated with closing the transaction should require debt/equity financing in the amount of approximately $350 million USD. The trade line of credit from the money center bank will need to be in an amount equal to the monthly volumes of crude oil purchased by Nika Oil, estimated to be in the monthly amount of $400 Million USD for the first year and then increases each additional year. The financing for the trade line of credit and the terminal purchase are being negotiated with the money center banks, and waiting for the final terms in the contracts for purchase of both the terminal and the crude oil.

We will be a minority shareholder in the terminal and will also participate on all crude oil sales. The pipeline was build to have a maximum capacity of 80 million metric tons annually. It is the estimate of management that pipeline will be capable of handling 20 million metric tons of crude oil without any major upgrades. It is estimated an investment to replace outdated pumping stations will require investment from the owners of the pipeline in order to increase pipeline capacity. During initial meetings these improvements can be made in a matter of 6 months and can bring the capacity closer to the 40-60 million metric ton annual levels if the crude oil production is available.

We believe that conventional financing is available for energy related financing. Although management feels confident the financing will be available for this type of purchase; we still seek investors as needed and warranted, and have discussed the investment opportunity, the expected rate of investor return, anticipated uses of funds, and a payback strategy for some very high net worth companies and individuals.

Our business plan reflects all the information, data and knowledge we have collected to date. Management believes it accurately reflects the intent, rationale, conclusions, assumptions and expectations concerning the business venture for the next five years.

2)

Leman Energy Trading Inc. currently has been negotiating with the Iraq government to secure contracts for the construction of refining equipment to produce gasoline and diesel in Iraq. In addition we are negotiating the installation of a waste to energy plant in Iraq. Emilio Zabaleta our manager of FuelNation Government Services has operated his family company Sefico Inc. www.sefico.com since 1961 and has been in the waste to energy business for the past 47 years. Sefico is providing the technical knowhow, management and licensing for the waste to energy installations. Both the refining and the waste to energy contracts have been awarded to local Iraqi companies and we are negotiating to receive assignment of these contracts.

a)

We have proposed the financing of these projects to be completed by the Iraqi government supplying us Fuel-oil and will resell and use the proceeds to acquire the necessary equipment and installation services in Iraq.

b)

Preliminary approvals have been obtained from the Iraqi Ministry of Oil and we are waiting for the modifications to be accepted by the supplier and the Iraqi Ministry.

c)

The time to needed to design, build and install is in excess of two years of fabrication and installation. The site work and equipment purchase can begin upon approval by all parties to the agreement. Once the contract is agreed upon, the fuel-oil shipments can begin immediately and we can start the purchasing of the equipment for installation.

The opportunities in Iraq are long term in nature, and there will be no immediate benefits. The risks associated with development and employment in Iraq are great, although the rewards can be much greater. We have been very successful in procuring the proper appointments in ministry and negotiating with well established companies and individuals that are native to the country through our manager in Iraq, Dr. Waleed Abdul Malik Alrawi. Our Executive Manager in Iraq: Dr. Waleed Abdul Malek Alrawi, holds a Bachelors Degree and a Masters Degree in Military Science and completed his PHD in Islamic History in December 2004. Dr. Waleed Abdul Malek Alrawi,

has maintained several positions in the military for the Iraq Government and recently retired from his position in April 2003 as the Secretary of the Minister of Defense. Dr. Waleed Abdul Malek Alrawi, is currently in fulltime employment and represents FuelNation and its wholly owned subsidiary Leman Energy Trading, Inc. to procure contracts and assist with the redevelopment of Iraq. Managements believes we will be able to secure a successful contract by Year end 2008 in Iraq.

OFF-BALANCE SHEET ARRANGEMENTS

The company is not a party to any off balance sheet financing.

CAPITAL COMMITMENTS

We have committed capital to our activities to acquire a minority interest in the Ventspils Nafta Terminal. This additional capital in the amount of $10,000,000 must be borrowed from investors and deposited into our trading account to purchase crude oil. The terms of this deposit are being negotiated with the investor, and management believes a combination of debt and equity participation will be best suited while the deposit is being used for crude oil purchases. These funds are to be secured from the account deposit and the crude oil purchases providing we reach a successful arrangement from the investor. However, we can give no assurance that we will be successful in securing any debt or equity financing

Additional capital in the amount of $350,000,000 will need to be raised for the acquisition of the terminal. These funds will be secured by the assets of the projects and the income derived from the asset. We currently are in negotiations with private and institutional lenders, and management believes a combination of debt and equity participation will be required for the investment funds. However, we can give no assurance that we will be successful in securing any debt or equity financing.

LONG-TERM OBLIGATIONS TABLE

Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 years	3-5 Years	More Than 5 Years
Long Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long Term Liabilities reflected on Balance Sheet under GAAP	—	—	—	—	—
TOTAL	—	—	—	—	—

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

ITEM 7.

FINANCIAL STATEMENTS.

Our financial statements required to be included in this Form 10KSB are appended hereto commencing on page F-1.

MOORE & ASSOCIATES, CHARTERED

      ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

FuelNation, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of FuelNation, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and from September 30, 2000 to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FuelNation, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and from September 30, 2000 to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in the development stage, has a working capital deficiency, and has suffered significant losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

June 12, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

FUELNATION INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Cash	$—	$7,186
Property and equipment, net of accumulated depreciation of $276,844	—	—
Other receivables	166,148	217,835
Total Assets	$166,148	$225,021

LIABILITIES AND STOCKHOLDERS' [DEFICIT]

CURRENT LIABILITIES:
Cash overdraft	$1,162	$—
Accounts payable	1,399,475	630,655
Accrued Liabilities	643,964	512,815
Payroll and Taxes Payable	2,297,469	2,064,322
Due to Affiliates	2,732,379	2,280,506
Note payable	100,000	100,000
Other Payables	150,102	149,500

Total Current Liabilities	7,324,551	5,737,798

Commitments and Contingencies	—	—

STOCKHOLDERS' EQUITY [DEFICIT]:

Preferred Stock, $.01 par value, 5,000,000 shares authorized; 29,286 and 26,155 issued and outstanding in 2007 and 2006 respectively	293	262
Common Stock, $.01 par value, 500,000,000 shares authorized; 144,143,148 and 71,452,352 issued and outstanding in 2007 and 2006 respectively	1,441,431	714,523
Additional paid-in capital	46,562,823	45,648,046
(Deficit) Accumulated in the Development Stage	(55,162,950)	(51,875,608)
Total Stockholders' [Deficit]	(7,158,403)	(5,512,777)

Total Liabilities and Stockholders' [Deficit]	$166,148	$225,021

The Accompanying Notes Are An Integral Part Of These Financial Statements

FUELNATION INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Years Ended December 31,		Accumulated in the Development Stage From September 30, 2000 To December 31, 2007
	2007	2006
Revenue	$—	$—	$—

Operating expenses:
Salaries and wages including related taxes	334,683	501,245	3,758,809
Consulting fees	686,940		1,003,451
Consulting fees - related party			221,162
Legal and professional	3,000	250,621	1,361,625
Marketing and promotion			512,293
Rent	23,533	75,931	425,523
Rent - related party			45,387
Depreciation	—	13,094	276,847
Other general and administrative expenses	190,435	545,357	1,858,095
Impairment loss on technology			1,581,747
Write down of inventory			499,749
Loss - deposits			1,022,500
Financing costs		16,000	170,042
Non - cash consulting fees	1,196,750	373,000	29,315,596
Non - cash consulting fees - related party			3,644,251
Non - cash financing costs			112,200
Non - cash general and administrative costs			42,000
Non - cash employee compensation			6,962,527
Stock- based compensation expense	344,966	96,209	696,431
Fuel oil transportation costs	375,881	282,000	657,881
Research and development cost	—	—	10,000
Total operating expenses	3,156,188	2,153,457	54,178,116

Operating Loss	(3,156,188)	(2,153,457)	(54,178,116)

Other Income (Expense):
Other (Expense) Income	2	8	(694,952)
Interest expense - related party	(119,150)	(47,278)	(200,886)
Interest expense	(12,006)	(12,000)	(88,996)
Total other (expense), net	(131,154)	(59,270)	(984,834)
Provision for Income Taxes	—	—	—
Net Loss After Income Taxes	$(3,287,342)	$(2,212,727)	$(55,162,950)

Basic and Diluted Net Loss per Common Share	$(0.04)	$(0.04)

Basic and Diluted Weighted Average Common Shares Outstanding
	90,085,236	49,421,185

The Accompanying Notes Are An Integral Part Of These Financial Statements

FUELNATION INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Additional Paid-In Capital	(Deficit) Accumulated in the Development Stage	Total

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance December 31, 2005	26,351	263	27,462,800	274,628	42,275,259	(49,662,881)	(7,112,731)
January 2006- Purchases of preferred stock @ $1,000.00 per share	150	2			149,998		150,000
January 2006 –Issuance of common stock for conversion of preferred stock	(987)	(10)	3,006,344	30,063	(30,053)		—
January 2006- Issuance of preferred stock for consulting services @ $1,000.00per share	23	1			22,999		23,000
March 2006 –Issuance of preferred stock to Officer pursuant to employment agreement	10,000	100			(100)		—
April 2006- Issuance of preferred stock for consulting services @ $204.08 per share	1,225	12			249,988		250,000
April 2006- Sales of preferred stock @ $1,000.00 per share	15	1			14,999		15,000
May 2006 -Issuance of common stock for conversion of preferred stock	(8,676)	(87)	26,427,096	264,271	(264,184)		—
June 2006- Issuance of preferred stock for consulting services @ $145.77 per share	686	7			99,993		100,000
June 2006- Issuance of preferred stock for release of common stock subject to repurchase @ $4,633.34 per share	686	7			3,178,466		3,178,473
September 2006 -Issuance of common stock for conversion of preferred stock	(355)	(4)	1,550,020	15,500	(15,496)		—
October 2006 -Cancellation of preferred stock previously issued	(300)	(3)			3		—
October 2006 -Issuance of common stock for conversion of preferred stock	(2,663)	(26)	13,006,092	130,061	(130,035)		—
December 2006 - Recording of stock based compensation expense					96,209		96,209
Net Loss						(2,212,727)	(2,212,727)
Balance December 31, 2006	26,155	262	71,452,352	714,523	45,648,046	(51,875,608)	(5,512,777)
January 2007 -Issuance of common stock for conversion of preferred stock	(520)	(5)	2,539,680	25,397	(25,392)		—
March 2007 -Issuance of common stock for conversion of preferred stock	(82)	(1)	400,488	4,005	(4,004)		—
April 2007 -Issuance of common stock for conversion of preferred stock	(2,000)	(20)	9,768,000	97,680	(97,660)		—
October 2007- Issuance of common stock for consulting services @ $0.03 per share			30,150,000	301,500	603,000		904,500
October 2007- Sales of common stock @ $0.01 per share			6,500,000	65,000	15,000		80,000
November 2007- Issuance of common stock for consulting services @ $0.03 per share			3,075,000	30,750	61,501		92,251
November 2007- Sales of common stock @ $0.01 per share			3,000,000	30,000	(10,000)		20,000
November 2007 -Issuance of common stock to Officer as consideration for accrued compensation			14,000,000	140,000	(140,000)		—
December 2007 -Issuance of common stock for conversion of preferred stock	(667)	(7)	3,257,628	32,576	(32,570)		—
December 2007- Issuance of preferred stock for consulting services @ $133.33 per share	1,500	15			199,985		200,000
November 2007 -Issuance of preferred stock to Officer pursuant to employment agreement	4,900	49			(49)		—
December 2007 - Recording of stock based compensation expense					344,966		344,966
Net Loss						(3,287,342)	(3,287,342)
Balance December 31, 2007	29,286	293	144,143,148	1,441,431	46,562,823	(55,162,950)	(7,158,403)

The Accompanying Notes Are An Integral Part Of These Financial Statements

FUELNATION INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Accumulated in the Development Stage From September 30, 2000 To December 31, 2007
	Years Ended December 31,
	2007	2006
Operating Activities:
Net loss	$(3,287,342)	$(2,212,727)	$(55,162,950)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation	—	13,094	276,847
Write- down of Technology			1,581,747
Write- down of Inventory			499,749
Non- Cash Employee Compensation			6,962,527
Non- Cash Consulting Fees	1,196,750	373,000	29,315,596
Non- Cash Consulting Fees -Related Party			3,644,251
Non- Cash Financing Costs			112,200
Non- Cash General and Administrative Costs			42,000
Write- Down of Investments			657,686
Write- Down of Deposits			1,022,500
Other			58,508
Amortization of Discount on Convertible Debt			30,394
Stock based compensation expense	344,966	96,209	696,431

Changes in Assets and Liabilities:
[Increase] Decrease in:
Inventory			(499,748)
Due from Escrow Accounts			(45,000)
Due from Affiliates	450,476	1,648,341	2,762,998
Other	446,627	(468,940)	(34,323)

Increase [Decrease] in :
Accounts Payable	375,881	291,361	1,432,388
Accrued Liabilities	131,150	59,279	735,295
Payroll and Taxes Payable	233,145	99,713	2,297,467

Net cash provided by (used) in operating activities	(108,347)	(100,670)	(3,613,437)

Investing Activities:
Payments for Technology	—	—	(544,903)
Purchase of Fixed Assets	—		(276,846)
Bond Issuance Deposit			(380,000)
Refund of Bond Issuance Deposit			50,000
Advances Toward Pending Acquisition			(402,724)
Cash Received in Acquisition	—	—	1,109
Net cash used in investing activities	—	—	(1,553,364)

Financing Activities:
Payment for option
Cash Overdraft	1,161		1,161
Net Proceeds from issuance of common stock	100,000		4,058,469
Net Proceeds from issuance of preferred stock		165,000	610,200

The Accompanying Notes Are An Integral Part Of These Financial Statements

FUELNATION INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

			Accumulated in the Development Stage From September 30, 2000 To December 31, 2007
	Years Ended December 31,
	2007	2006
Proceeds from Issuance of Convertible Debt			35,953
Proceeds from Related Party Debt			832,069
Payment of Related Party Debt			(223,705)
Payment of Convertible Debt			(11,542)
Exercise of Stock Options			15,000
Debt Restructuring			(255,804)
Net Proceeds / (Payment of Loans Payable)	—	(60,000)	105,000
Net cash provided by financing activities	101,161	105,000	5,166,801

Net (Decrease) in Cash	(7,186)	4,330	—

Cash, Beginning of Period	7,186	2,856	—

Cash, End of Period	$—	$7,186	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest:	$6	$—	$2,722
Cash paid during the period for Income Taxes:	$—	$—	$—

Supplemental Schedule of Non Cash Investing and Financing Activities:

During the year ended December 31, 2007

1)

During the year, a total of 1,500 shares of preferred stock valued at $200,000 were issued to various consultants for services performed and has been shown as non -cash consulting fees in the financial statements

2)

During the year, a total of 33,225,000 shares of common stock valued at $996,750 were issued to various consultants for services performed and has been shown as non -cash consulting fees in the financial statements

3)

During the year 3,269 shares of preferred stock were converted into 15,965,796 shares of common stock based on a conversion rate formula.

During the year ended December 31, 2006

1)

During the year, a total of 11,784 shares of preferred stock valued at $373,000 was issued to various consultants for services performed and has been shown as non -cash consulting fees in the financial statements

2)

During the year 12,681 shares of preferred stock were converted into 439,895 shares of common stock based on a conversion rate formula.

3)

During the year 686 shares of preferred stock valued at $686,000 were issued to replace common stock subject to repurchase.

The Accompanying Notes Are An Integral Part Of These Financial Statements

FUELNATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

[1]

Description of Business

Organization - FuelNation, Inc. was organized under the laws of the State of Florida on July 6, 1993 under the name International Pizza Corporation. On October 30, 1995, the Company changed its name to QPQ Corporation, and on November 4, 1997, changed its name to Regenesis Holdings, Inc. On October 17, 2000, the Company changed its name to FuelNation, Inc. On January 27, 2003, the Company effected a 150:1 reverse split of its common stock. At the same time, the Company amended its certificate of incorporation authorizing it to issue 105,000,000 shares of capital stock, of which 5,000,000 shares are classified as preferred stock, par value of $.01 per share, issuable in one or more series and 100,000,000 shares are classified as common stock, par value $.01. On June 15, 2005, the Company effected a 900 percent stock dividend in the form of a 10-for-1 forward split of FuelNation's common stock to holders of record June 3, 2005 payable June 17, 2005. On August 15, 2007 the Company amended its certificate of incorporation authorizing it to issue 505,000,000 shares of capital stock, of which 5,000,000 shares are classified as preferred stock, par value of $.01 per share, issuable in one or more series and 500,000,000 shares are classified as common stock, par value $.01. On March 20, 2008 the Company’s Articles of Incorporation were amended to increase the Company’s authorized shares of common stock from 500,000,000 to 1,500,000,000.

Description of Development Stage Activities - FuelNation, Inc. [the "Company" or "FuelNation"], a Florida corporation, located in West Palm Beach, Florida has been in the development stage since its reorganization on October 13, 2000. The Company has continuously worked on plans to build travel centers from 2000 to the present, initially in the state of Florida, followed by additional locations in other key states. Getting the approvals and permitting for the first couple of travel centers are very capital intensive and time consuming. In addition, the Company has also been engaged in the development of providing real-time e-commerce communications in the petroleum marketing and energy services industry from 2000 to 2003. Currently, the travel centers and real-time-e-commerce have been re-prioritized with generating income from the resale of petroleum products and crude oil, acquisition of storage facilities and transportation infrastructure in order to fund future development for the company. Extensive reorganizing and restructuring, as well as, seeking business procurement opportunities have taken place to keep the company as a going concern and to execute our plan of operation. Our business operations principally have been the transportation of petroleum products from Iraq to other countries located in the Arabian Gulf and negotiating agreements for purchase, transportation, storage and resale of petroleum products and crude oil.

Since the establishment of our subsidiaries The Company conducts all of its operations through the following operating subsidiaries, which are referred to as the "Operating Subsidiaries":

•

Leman Energy Trading, Inc. a Panamanian company incorporated on August 31, 2004, owned 100% by FuelNation Inc. Leman has signed several contracts in Iraq for the purchase and transportation of Petroleum Products;

•

FuelNation Government Services LLC, a Florida limited liability company, Incorporated on March, 22, 2006 owned 100% by FuelNation Inc. The government Services division establishes joint ventures with governments for purchase, transportation, storage and resale of petroleum products and crude oil., which allows us to cooperate with the local government and share profits and opportunities in their regions;

•

FN Capital Services LLC, a Florida limited liability company, Incorporated on March 29, 2006 owned 100% by FuelNation Inc. This company was established to secure financing and support for the subsidiaries of FuelNation Inc;

•

FuelNation Antigua & Barbuda Ltd., an Antigua & Barbuda company, incorporated on September 4, 2006 owned 50% by FuelNation and 50% by the Antigua & Barbuda Government. This company is established for purchase, transportation, storage and resale of petroleum products and crude oil;

FUELNATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

[1]

Description of Business-Continued

•

VNT Fuel Energy Cyprus Trading Limited (“VNT”), a Cyprus corporation, incorporated on April 20, 2006 owned 100% by FuelNation Inc. This company was formed primarily to hold the shares of Nika Oil Limited and seek additional acquisition opportunities in Russia and the former CIS and Baltic States;

•

Nika Oil Limited, a Russian limited Liability Company, incorporated on March 8, 2007 owned 30% VNT Fuel Energy Cyprus Trading Limited and 70% by Russian Nationals. This company was established for resale of petroleum products and crude oil, acquisition of storage facilities and transportation infrastructure principally in Russia and the former CIS and Baltic States.

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

Basis of Presentation

The consolidated financial statements include the financial position of FuelNation Inc, its consolidated wholly-owned subsidiaries, and certain entities requiring consolidation in accordance with FIN No 46, “Consolidation of Variable Interest Entities.”

Significant inter-company transactions have been eliminated.

[2]

Summary of Significant Accounting Policies

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased. The Company had no cash equivalents as of December 31, 2007.

Property and Equipment and Depreciation - Expenditures for improvements and additions are capitalized at cost while expenditures for normal repairs and maintenance are charged against income as incurred. Depreciation and amortization are provided primarily using the straight-line method over estimated useful lives as follows:

Office Furniture and Equipment 5 Years Computer Equipment 5 Years

During 2007 and 2006, depreciation expense was $0 and $13,094, respectively.

FUELNATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

[2]

Summary of Significant Accounting Policies-Continued

Property and Equipment

Furniture & Equipment	$123,810
Computer Equipment & Software	150,367
Leasehold Improvements	2,667

Property and Equipment at cost	276,844
Accumulated depreciation	(276,844)
Property and Equipment, net	$—

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash with a high credit quality financial institution, and as a result feels its exposure to such credit risk is limited. At December 31, 2007, the Company had no amounts in the financial institution in excess of FDIC insurance limits.

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

Impairment of Long-Lived Assets - We review our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related assets or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value based on market value (when available) or discounted expected cash flows of those assets, and is recorded in the period in which the determination is made.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. In assessing the fair value of its cash and cash equivalents, and accounts payables, accrued expenses and short-term debt, management concluded that the carrying amount of these financial instruments approximates fair value at December 31, 2007 and 2006 because of their short maturities. We generally do not require collateral related to our financial instruments.

Advertising Expense - It is the Company's policy to expense advertising costs as incurred. Advertising expense amounted to $-- in 2007 and 2006.

Income Taxes – We account for income taxes under the provisions of Statement 109, “Accounting for Income Taxes” which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At December 31, 2007 and 2006, the entire deferred tax asset, which arises primarily from the Company's net operating loss carry forwards, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

FUELNATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

[2]

Summary of Significant Accounting Policies-Continued

Fair Value of Financial Instruments-Continued)

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). There was no impact on the Company's consolidated financial position, results of operations or cash flows at December 31, 2007 and for the year then ended, as a result of implementing FIN 48. At the adoption date of January 1, 2007 and at December 31, 2007, the Company did not have any unrecognized tax benefits. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007 and December 31, 2007, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. All of the Company's tax years are subject to federal and state tax examination.

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

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on per share amounts [i.e., increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The Company's options and warrants were not included in the computation of loss per share for 2007 and 2006 because to do so would have been anti-dilutive for these years. See Note 11 for a detail of options and warrants that could potentially dilute future earnings per share.

Stock Based Compensation – In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes Accounting Principles Board’s (“APB”) APB 25. Among other items, SFAS 123R eliminated the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. We adopted SFAS 123R effective January 1, 2006. We currently utilize a standard option pricing model (the Black-Scholes-Merton Model) to measure the fair value of stock options granted to employees. Under the “modified prospective” method, which the Company has chosen to use, compensation cost is recognized in the financial statement beginning with the effective method date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as previously required.

Reclassification - Certain items in the comparative financial statements have been reclassified to conform to the current period's presentation.

misstatements for the purpose of a materiality assessment. The adoption of SAB 108 did not have a material effect on the Company’s financial statements.

FUELNATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

[2]

Summary of Significant Accounting Policies-Continued

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and will be effective for periods beginning after November 15, 2007. The Company is currently evaluating the effect, if any, of SFAS 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items by which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements". The Company does not expect the adoption of SFAS No. 159 to have a material effect on its financial statements

In December 2007, the FASB issued SFAS No. 160, '“Noncontroling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes. The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. The amount of consolidated net income attributable to the parent and to the noncontroling interest be dearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontroling equity investment in the former subsidiary is initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontroling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontroling owners. The changes to current practice resulting from the application of SFAS No. 160 is effective for financial statements issued for fiscal years beginning alter December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 160 before December 15, 2008 is prohibited. The Company has not evaluated the effect, if any, that SFAS No. 160 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), 'Business Combinations - Revised,' that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontroling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company does not expect the adoption of SFAS No. 141(R) to have a material effect on its financial statements.

FUELNATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

[2]

Summary of Significant Accounting Policies-Continued

Recent Accounting Pronouncements-Continued

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 . SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. We do not anticipate the adoption of SFAS No. 161 will have a material effect on the Company’s financial statements.

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

[4]

Related Party Transactions

The Company has borrowed monies from related parties to fund operations. In 2007 and 2006 the Company borrowed approximately a net amount of $580,400 and $1,801,100 respectively from the Chief Executive Officer [“CEO”]. At December 31, 2007 and 2006, the balance owed to the [“CEO”] was $2,673,255 and $2,092,781 respectively and is included in Due to Affiliates Currently, there are no repayment terms for the debt and it is treated as if due on demand. Interest at the rate of 5% per annum is being charged on the amount owed. At December 31, 2007 and 2006, interest expense on loans from related parties was $119,150 and $47,278 respectively.

In May 2006, to make payment under a secured promissory note and pledge agreement dated April 15, 2004 to the Department of Treasury, Internal Revenue Service, the CEO converted 511 shares of preferred stock to 1,556,506 shares of common stock (stock certificate #1969), which were pledged as collateral to the Internal Revenue Service, to satisfy outstanding payroll tax liabilities. On May 22, 2006 The company received a letter from the Department of Treasury, Internal Revenue Service, requesting that the common stock be sold and the company was instructed to remit a copy of the sales transaction report along with all sales proceeds using certified funds. As of the date of this report, the stock certificate has not been sold and we have been instructed by the Department of Treasury, Internal Revenue Service to forward the original certificate to their office. Management believes the sale of the common shares should be sufficient to cover the majority or all of the payroll tax liability in the year 2008.

In March 2006, the CEO was issued 10,000 shares of preferred stock as consideration under the non-dilution clause in his employment contract as amended. The company intends to extend the employment agreement and add additional incentives for income and shares of equity based on performance.

In November 2007, the CEO was issued 4,900 shares of preferred stock as consideration under the non-dilution clause in his employment contract as amended.

In November 2007, 14,000,000 shares of common stock were issued to the CEO at an exercise price of $0.01 per share as consideration for accrued compensation.

FUELNATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

[4]

Related Party Transactions-Continued

During 2003, the Company issued 8,000 shares of preferred stock to Alkhalifa petroleum Corp. a company controlled by a director of the Company, Shaikh Isa Mohammed Isa Alkhalifa, in exchange for personally guaranteeing an $8,000,000 bank line of credit on behalf of the Company. The line of credit is to be utilized for future purchases and resale of petroleum products.

During 2006, the 8,000 shares were gifted out to various existing shareholders.

An amount of $558,400 was advanced to Nika oil. Nika Oil Ltd. is a Russian limited liability company and FuelNation Inc. owns a 30% interest in this company. These funds were advanced from FuelNation to pay for acquisition costs of the terminal in the Baltic Sea. The repayment of these funds will take place at the closing of the terminal acquisition, which is schedule by September 2008. No interest has been charged on this outstanding amount. The amount owing has been eliminated on Consolidation of the financial statements [See Basis of Presentation – note 1]

An amount of $128,540 was advanced to Leman Energy, from FuelNation to pay for acquisition costs of the terminal in the Baltic Sea. Leman Energy Trading Inc. is a Panamanian corporation FuelNation Inc. owns a 100% interest in this company. The repayment of these funds will take place at the closing of the terminal acquisition, which is schedule by September 2008. No interest has been charged.. The amount owing has been eliminated on Consolidation of the financial statements [See Basis of Presentation – note 1]

[6]

Other Receivables

Included in other receivables is an amount of $130,000 owing from First Equity. These monies were advanced from FuelNation to pay for Government costs incurred in Venezuela for financing on behalf of Leman Energy Trading, Inc., Collection procedures are commencing and attempts are being made to collect the full amount of funds owed. Management believes this amount will be fully repaid in 2008.Also included in other receivables is deposits and advances made to employees amounting to $36,148.

[7]

Notes Payable

As of December 31, 2007 and 2006 the Company had a note payable in the amount of $100,000. The note is payable on demand and interest is being charged at the rate of 12 % per annum. No interest has being paid to date. At December 31, 2007 and 2006 interest expense was $12,000 and $12,000 respectively.

[8]

Payroll and Taxes Payable

The Company has primarily funded its payroll costs through borrowing from related parties [See Note 4]. Payroll taxes have become delinquent since the second quarter of 2001. These liabilities through December 31, 2007 amount to approximately $696,000 and in addition we have recorded interest and penalties in the amount of $270,000. In addition the company has recorded a payroll liability for wages owed in the amount of $1,300,000. Penalties [to the maximum limits] and interest will accrue on such payroll tax liabilities, as well as additional payroll tax liabilities incurred subsequent to December 31, 2007, until paid. In 2006, the CEO pledged shares of preferred stock owned by him to the Internal Revenue Service as guarantee for the payment of payroll tax liabilities. The company has retained a Tax attorney to assist in these negotiations with the Internal Revenue Service and believes a resolution will be forth coming in 2008.

FUELNATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

[9]

Common Stock Subject to Repurchase

In June 2006, the Company issued 686 shares of preferred stock in exchange for the full release of an agreement the Company entered into to repurchase 53,317 shares of common stock originally valued at $3,178,474.

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

[10]

Stockholders' Equity

Capital Stock - On August 15, 2007 the Company amended its certificate of incorporation authorizing it to issue 505,000,000 shares of capital stock, of which 5,000,000 shares are classified as preferred stock, par value of $.01 per share, issuable in one or more series and 500,000,000 shares are classified as common stock, par value $.01. On March 20, 2008 the Company’s Articles of Incorporation were amended to increase the Company’s authorized shares of common stock from 500,000,000 to 1,500,000,000.

Preferred Stock

Up to 30,000 shares of Series A Convertible Preferred Stock has been authorized. The price is $1,000 per share. Each Series A convertible Preferred share is equal to .00255% of the total issued and fully diluted common stock of the Company. Each Preferred share will always maintain a conversion ratio to common stock such that the percentage ownership in the Company represented by one share of Series A Convertible Preferred Stock is constant. Noncumulative dividend on the Series A preferred will be at the rate of 8% per share per annum. Dividends will be payable only if, and when declared by the Board of Directors. On December 31, 2007 the company had a total 29, 286 Series A convertible Preferred shares issued and outstanding. Under the CEO’s non-dilution clause in his employment contract as amended the company will be obligated to issue 3,187 shares of Series A Convertible Preferred Stock. Currently there is not enough authorized shares to allow the company to issue the Series A convertible Preferred shares to the CEO and the shares will be issued upon the conversion of preferred shareholders converting their preferred shares to common stock allowing enough authorized shares for issuance, or the CEO may elect to receive common shares at the converted ratio.

During 2006, 165 shares of preferred stock was issued for $165,000

During 2006, 12,681 shares of preferred stock were converted into 30,983,460 shares of common stock based on a conversion formula, of 3,046 shares of common stock issued for every one share of preferred stock converted.

During 2006, 1,934 shares of preferred stock were issued to various individuals for consulting and other services, which resulted in a non-cash charge to operations of $373,000.

In June 2006, the Company issued 686 shares of preferred stock in exchange for the full release of an agreement the Company entered into to repurchase 53,317 shares of common stock valued at $3,178,474.

In March 2006, the CEO was issued 10,000 shares of preferred stock as consideration under the non-dilution clause in his employment contract as amended.

In October 2006, 300 shares of preferred stock issued in a prior year was canceled.

During 2007, 3,269 shares of preferred stock were converted into 15,965,796 shares of common stock based on a conversion formulae, of 4,884 shares of common stock issued for every one share of preferred stock converted.

During 2007, 1,500 shares of preferred stock were issued to various individuals for consulting and other services, which resulted in a non-cash charge to operations of $200,000.

FUELNATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

[10]

Stockholders' Equity-Continued

Preferred Stock-Continued

In November 2007, the CEO was issued 4,900 shares of preferred stock as consideration under the non-dilution clause in his employment contract as amended.

Common Stock

During 2007, 9,500,000 shares of preferred stock was issued for $100,000.

During 2007, 33,225,000 shares of preferred stock were issued to various individuals for consulting and other services, which resulted in a non-cash charge to operations of $996,750.

In November 2007, the CEO was issued 14,000,000 shares of common stock as consideration for accrued compensation at a price of $140,000.

See Note 10, (Preferred stock) for additional equity transactions.

[11]

Income Taxes

An analysis of the components of income taxes is as follows:

	Years Ended December 31, 2007	Years Ended December 31, 2006
Current
Federal	$—	$—
State	$—	$—
TOTALS	$—	$—

Deferred:	$—	$—
Federal	$—	$—
State	$—	$—
TOTALS	$—	$—

TOTALS	$—	$—

Income taxes for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

	Years ended December 31, 2007	Years ended December 31, 2006
Computed Federal Statutory Tax Benefit	(34%)	(34%)

Valuation of Temporary Differences	34%	34%
Actual	—	—

FUELNATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

[11]

Income Taxes-Continued

The components of the net deferred tax asset and liability are as follows:

	Years Ended December 31, 2007	Years Ended December 31, 2006
Deferred Tax Asset - Long-Term:
Net Operating Loss Carry forward	$3,592,000	$3,592,000
Start-up Costs	4,901,000	4,688,000
Stock Based Compensation	11,445,000	10,850,000
Valuation Allowance	(19,938,000)	(19,130,000)
Long-Term Deferred Tax Asset		$—

Total valuation allowance increased by $808,000 and $745,000 in 2007 and 2006, respectively.

At December 31, 2007, the Company had approximately $9,200,000 of federal net operating tax loss carry forwards expiring at various dates through 2022. The Tax Reform Act of 1986 enacted a complex set of rules which limit a company's ability to utilize net operating loss carry forwards and tax credit carry forwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result, the Company's utilization of its net operating loss carry forwards could be significantly limited.

[12]

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

As of December 31, 2007, no options were available to grant under the Plan.

FUELNATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

[12]

Stock Options and Warrants-Continued

A summary of the changes in outstanding common stock options and warrants is as follows:

	Warrants	Warrants Weighted Average Exercise Price	Options	Options Weighted Average Exercise Price	Options Weighted Average Contract Life
Outstanding – 12/31/05	701,152	$ 4.31	3,126,696	$0.03
Granted	—		150,000	$0.15
Expired /Forfeited	(710,152)	$ 4.31

Outstanding – 12/31/06	—		3,276,696	$0.04
Granted	—		4,000,000	$0.15
Expired /Forfeited	—		—

Outstanding – 12/31/07	—		7,276,696	$0.10	1.61
Exercisable – 12/31/07	—		5,489,188	$0.12	1.41

The following table summarizes information about stock options at December 31, 2007:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Price	Numbers	Weighted- Average Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Contractual Life	Weighted- Average Exercise Price
$0.03 - $0.03	3,000,000	2.17 Years	$0.03	1,312,492	2.17 Years	$0.03
$0.15 - $0.15	4,276,696	1.22 Years	$0.15	4,176,696	.89 Years	$0.15
	—		—
	—		—
	—		—
TOTALS	7,276,696			5,489,188

Total compensation costs recognized for stock based employee compensation awards was $344,966 and $96,209 for the years ended December 31, 2007 and 2006, respectively.

FUELNATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

[12]

Stock Options and Warrants-Continued

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

	2007	2006
Black-Scholes Assumptions:

Risk-Free Interest Rate	3.25%	3.25%
Expected Volatility	181.73%	107.91%
Expected Life	2	5
Dividend Yield	0.00%	0.00%

Weighted Average Expected Life :	2007	2006
	Expected Life Years	Expected Life Years

Options Number
3,276,696		3.15
7,276,696	1.61
Weighted Average Fair Value of Options Granted During the Year:	$0.86	$0.64

Employment Contracts - The Company has an employment contract with its Chief Executive Officer/President in effect as of December 31, 2007, which provides for annual compensation of $240,000 through April 2010.

Operating Leases - FuelNation does not have a signed lease for the premises at 999 Stinson Way, Suite 301, West Palm Beach, Florida 33411. Rent is on a month-to-month basis and currently accrues at the rate of $4,000 per month until December 2008.

The Company leases a facility in Lexington, Kentucky which houses its data centers. Rent is on a month-to-month basis $2,000 - Kentucky.

Rent expense amounted to $23,533 and $75,931 in 2007 and 2006, respectively.

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

FUELNATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

[15]

Subsequent Events

On March 20, 2008 the Company’s Articles of Incorporation were amended to increase the Company’s authorized shares of common stock from 500,000,000 to 1,500,000,000.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management evaluated, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2007.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and our principal financial officer. Based on that evaluation, management concluded that our financial disclosure controls and procedures were effective related to the preparation of the 10-KSB filing as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Changes in Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended December 31, 2007, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Auditor Attestation

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report

ITEM 8B.

OTHER INFORMATION

Not Applicable

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS. PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

The directors and officers of our Company as of the date of this Report are as follows:

Name	Age	Position
Christopher R. Salmonson	42	Chief Executive Officer, President & Chairman
Shaikh Isa Mohammed Isa AlKhalifa	70	Director
William C. Schlecht	43	Secretary, Director

Christopher R. Salmonson, CEO, President, Consultant and Chairman of our Board of Directors from October 2000 to Present. Since March)1994, Mr. Salmonson has been employed as a financial advisor to the ruling family of Bahrain and in connection with that position has conducted business internationally in matters concerning trade and project finance, international negotiations, and Chinese and Indonesian currency conversion efforts. Since 1997 to 2002, Mr. Salmonson has been a licensed mortgage broker in the State of Florida.

Shaikh Isa Mohammed Isa AlKhalifa has been our director since November 2000. He is a member of the ruling family of Bahrain. In 1971 to 1976 was appointed the Undersecretary of the Ministry of Information. From 1976 to 1988 accepted the Ministry Position; President of the General Organization for Youth and Sports (GOYS). From 1988 to 1994, he served as the Bahrainian ambassador to Saudi Arabia. Since (March) 1994 until the present, Shaikh Isa Mohammed Isa AlKhalifa has managed several companies engaged primarily in business management, financial services and management consulting. Shaikh Isa Mohammed Isa AlKhalifa's companies have operations in Bahrain and throughout the Middle East. He holds degrees in petroleum and chemical engineering from South Hampton College England.

William C. Schlecht has been our director since April 2001. Since December 1998, Mr. Schlecht has been the general manager and a principal in Summit Body and Equipment, a privately held company located in Portland, Oregon that specializes in the manufacture of custom and high volume van bodies and specialty trailers. From June 1984 to December 1998, Mr. Schlecht served in the United States Army where he was a sergeant in charge of the battalion wheeled vehicles maintenance and operations, and oversaw the fleet of several hundred trucks and trailers and the mechanics responsible for their operation.

ITEM 10.

EXECUTIVE COMPENSATION.

The following table shows, for the years ended December 31, 2007 and 2006, the cash and other compensation paid by us to our Chief Executive Officer and to each of the executive officers of our Company who had annual compensation in excess of $100,000.

	Annual Compensation		Long-Term Compensation
Name and Principal Position	Year	Salary	Other Annual Bonus	Restricted Stock Compensation	Securities Underlying Awards	Options/ SARS
Chris Salmonson(1)	2007	240,000
Chairman and Chief	2006	240,000
Executive Officer

OPTION/SAR GRANTS IN CURRENT FISCAL YEAR-

Name	Number of Securities Underlying Options/SAR’s Granted (#)	Percent of Total Options/SAR’s Granted To Employees In Fiscal Year	Exercise or Base Price ($/SH)	Expiration Date
Chris Salmonson	—	—	—	—
	—	—	—	—

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SAR’s At FY-End (#) Exercisable/ Unexercisable	Value Of Unexercised In The-Money Options/SAR’s At FY-End ($) Exercisable/ Unexercisable
			—/—	—/—
			—/—	—/—

EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	—

TOTAL	—	—	—

Employment Agreements –

The employment agreement with our Chairman, Chief Executive Officer and President, Chris Salmonson provides for an annual base salary of $240,000; for the year ended December 31, 2007, $175,384 of the salary due Mr. Salmonson has been accrued.

2008 EQUITY COMPENSATION PLAN

1.

Purposes of the Plan. The purposes of the FuelNation, Inc. 2008 Equity Compensation Plan (the “Plan”) are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives to Employees and Consultants, and to promote the success of the Company and the Company’s Affiliates. Options granted under the Plan may be Incentive Stock Options or Non statutory Stock Options, as determined by the Administrator at the time of grant. Stock Purchase Rights, time vested and/or performance vested Restricted Stock, Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan.

Subject to the provisions of Section 16 of the Plan, the initial maximum number of shares of Common Stock that may be issued under the Plan shall be 150,000,000 shares. For purposes of the foregoing limitation, the shares of Common Stock underlying any Awards which are forfeited, canceled, reacquired by the Company, satisfied without the issuance of Common Stock or otherwise terminated (other than by exercise) shall be added back to the number of shares of Common Stock available for issuance under the Plan. Notwithstanding the foregoing, no more than 150,000 shares of Common Stock may be granted to any one Participant with respect to Options and Stock Appreciation Rights during any one calendar year period. Common Stock to be issued under the Plan may be either authorized and unissued shares or shares held in treasury by the Company. A copy of the plan is attached as an exhibit.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below lists the beneficial ownership of our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by all our directors and officers. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address	Number of Shares Common Stock	Percent of Class Common Stock
Chris Salmonson, Chief Executive Officer/Chairman of the Board 999 Stinson Way, Suite 301, West Palm Beach, Florida 33411	406,295,392(1)	51.0%
AlKhalifa Petroleum Corp. 999 Stinson Way, Suite 301, West Palm Beach, Florida 33411	33,200,667(2)	4.0%
William Schlecht, Director 24 NE Middlefield road, Portland, OR 97211	6,854,140	1.0%

All officers and directors as a group	446,350,199	56.0%

The fully diluted issued and outstanding shares as of June 30, 2008 is 803,443,460. (This amount includes 7,369 preferred shares that are subject to the April 30, 2008 mandatory conversion that have not been received by our transfer agent to be converted at the rate of 16,522 common shares per each preferred share).

———————

(1)

This number represents 221,631,194 shares directly owned by Chris Salmonson, 81,104,800 shares represented by a preferred certificate of 4,900 Preferred shares subject to the April 30, 2008 mandatory conversion which has not been converted as of this date and 73,226,048 common stock owned jointly by Chris and Marilyn Salmonson, 30,333,350 held in the name of Chris and Marilyn Salmonson’s minor children.

(2)

These represent shares 33,104,000 owned by AlKhalifa Petroleum Corp., which Shaikh Isa Mohammed Isa AlKhalifa is an affiliated party owned by Shaikh Isa Mohammed Isa AlKhalifa 100% and 96,667 shares owned directly.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have borrowed monies from related parties to fund our operations. In 2007 and 2006, we borrowed approximately a net amount of $580,400 and $1,801,100 respectively from our Chief Executive Officer. At December 31, 2007 and 2006, the balance owed to affiliates was 2,732,379and $2,280,505 respectively. Currently, there are no repayment terms for the debt and it is due on demand. Interest at the rate of 5% per annum is being charged on the amount advanced in 2006, however no interest was charged in 2007. At December 31, 2007 and 2006, interest expense on loans from related parties was $0 and $47,278 respectively.

During 2006, our Chief Executive Officer the CEO pledged 511 shares of preferred stock as collateral to the Internal Revenue Service, to satisfy outstanding payroll tax liabilities of FuelNation.

In March 2006, we issued 10,000 shares of preferred stock to our Chief Executive Officer as consideration under the non-dilution clause in his employment contract as amended.

In November 2007, we issued 4,900 shares of preferred stock to our Chief Executive Officer as consideration under the non-dilution clause in his employment contract as amended.

In November 2007, options to purchase 14,000,000 shares of common stock were granted and exercised by the CEO at an exercise price of $0.01 per share as consideration for accrued compensation.

ITEM 13.

EXHIBITS

Exhibit Number	Description
3.2	Restated Articles of Incorporation (Incorporated by reference to Form 10 dated July 3, 2008)
3.3	Newly adopted 2008 Bylaws (Incorporated by reference to Form 10 dated July 3, 2008)
10.1	Restated Employment Agreement with Chris Salmonson (Incorporated by reference to Form 10 dated July 3, 2008)
23.1	Consent of Moore & Associates Chartered
31.1	Certification of the Company’s Chief Executive Officer/Acting Chief Financial Officer pursuant to Rule 13a - 14(a).
32.1	Certification of the Company’s Chief Executive Officer/Acting Chief Financial Officer pursuant to Section 1350.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICE

Our principal accounting firm was Moore and Associates Chartered Accountants and Advisors. For the year ended December 31, 2007, we paid fees to that firm as shown in the following table:

Year Ended
December 31, 2007

Audit and Quarterly Review Fees	—
Audit-related Fees	$7,500
Tax Fees	—
All Other Fees	—
Total Fees	$7,500

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 17, 2008.

FUELNATION INC.
(Registrant)

By:	/s/ CHRIS R. SALMONSON
Chris R. Salmonson,
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 17, 2008.

By:	/s/ SHAIKH ISA MOHAMMED ISA ALKHALIFA
Shaikh Isa Mohammed Isa AlKhalifa,
Director

By:	/s/ WILLIAM C. SCHLECHT
William C. Schlecht, Director

By:	/s/ CHRIS R. SALMONSON
Chris R. Salmonson, President, Chief Executive Officer and Chairman of the board