Form 10-Q
period 2008-03-31
FUELNATION INC
filed 2008-09-02
CIK 910111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________

FORM 10-Q

______________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.			☒	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☒
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☒	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The Registrant’s common stock outstanding as of September 2, 2008, 858,271,380 was shares.

FUELNATION, INC.

[A DEVELOPMENT STAGE COMPANY]

CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

1

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

15

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

20

ITEM 4.      CONTROLS AND PROCEDURES

20

PART II – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

21

ITEM 1A.   RISK FACTORS

21

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

21

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

21

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

22

ITEM 5.      OTHER INFORMATION

22

ITEM 6.      EXHIBITS

22

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

iii

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

FUELNATION INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2008 [Unaudited]	December 31, 2007 [Audited]
ASSETS

Cash	$11,760	$—
Property and equipment, net of accumulated depreciation of $276,844	—	—
Other receivables- current	171,501	166,148
Total Assets	$183,261	$166,148

LIABILITIES AND STOCKHOLDERS' [DEFICIT]

CURRENT LIABILITIES:
Cash overdraft	$—	$1,162
Accounts payable	1,399,475	1,399,475
Accrued Liabilities	748,644	643,964
Payroll and Taxes Payable	2,312,374	2,297,469
Due to Affiliates	2,562,790	2,732,379
Note payable	890,000	100,000
Other Payables	274,102	150,102

Total Current Liabilities	8,187,385	7,324,551

Commitments and Contingencies	—	—

STOCKHOLDERS' EQUITY [DEFICIT]:

Preferred Stock, $.01 par value, 5,000,000 shares authorized; 28,535 and 29,286 issued and outstanding at March 31, 2008 and December 31, 2007 respectively	285	293
Common Stock, $.01 par value, 1,500,000,000 shares authorized; 179,352,300 and 144,143,148 issued and outstanding at March 31, 2008 and December 31, 2007 respectively	1,793,523	1,441,431
Additional paid-in capital	46,448,385	46,562,823
(Deficit) Accumulated in the Development Stage	(56,246,317)	(55,162,950)
Total Stockholders' [Deficit]	(8,004,124)	(7,158,403)

Total Liabilities and Stockholders' [Deficit]	$183,261	$166,148

The Accompanying Notes Are An Integral Part Of These Consolidated Financial Statements.

FUELNATION INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Accumulative in the Development Stage From September 30, 2000 To March 31, 2008
	2008	2007
Revenue	$—	$—	$—

Operating expenses:
Salaries and wages including related taxes	85,929	100,208	3,844,738
Consulting fees	518,644	—	1,522,095
Consulting fees - related party	—	—	221,162
Legal and professional	42,150	156,170	1,403,775
Marketing and promotion	—	—	512,293
Rent	10,128	21,363	435,651
Rent - related party	—	—	45,387
Depreciation	—	—	276,847
Other general and administrative expenses	83,689	68,980	1,941,784
Impairment loss on technology	—	—	1,581,747
Write down of inventory	—	—	499,749
Loss - deposits	—	—	1,022,500
Financing costs	245,000	—	415,042
Non - cash consulting fees	—	—	29,315,596
Non - cash consulting fees - related party	—	—	3,644,251
Non - cash financing costs	—	—	112,200
Non - cash general and administrative costs	—	—	42,000
Non - cash employee compensation	—	—	6,962,527
Stock- based compensation expense	47,646	202,028	744,077
Fuel oil transportation costs	—	357,881	657,881
Research and development cost	—	—	10,000
Total operating expenses	1,033,186	906,630	55,211,302

Operating Loss	(1,033,186)	(906,630)	(55,211,302)

Other Income (Expense):
Other (Expense) Income	—	1	(694,954)
Interest expense - related party	(31,154)	(27,974)	(232,040)
Interest expense	(19,025)	(3,002)	(108,021)
Total other (expense), net	(50,179)	(30,975)	(1,035,015)

Net Loss	$(1,083,365)	$(937,605)	$(56,246,317)

Basic and Diluted Net Loss per Common Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Common Shares Outstanding	157,962,833	73,662,199

The Accompanying Notes Are An Integral Part Of These Consolidated Financial Statements.

FUELNATION INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,		Accumulative in the Development Stage From September 30, 2000 To March 31, 2008
	2008	2007
Operating Activities:
Net loss	$(1,083,365)	$(937,605)	$(56,246,317)
Adjustments to reconcile net loss to net cash provided by
(used) in operating activities:
Depreciation	—	—	276,847
Write- down of Technology	—	—	1,581,747
Write- down of Inventory	—	—	499,749
Non- Cash Employee Compensation	—	—	6,962,527
Non- Cash Consulting Fees	—	—	29,315,596
Non- Cash Consulting Fees -Related Party	—	—	3,644,251
Non- Cash Financing Costs	—	—	112,200
Non- Cash General and Administrative Costs	—	—	42,000
Write- Down of Investments	—	—	657,686
Write- Down of Deposits	—	—	1,022,500
Other	—	—	58,508
Amortization of Discount on Convertible Debt	—	—	30,394
Stock based compensation expense	47,646	202,028	744,077

Changes in Assets and Liabilities:
[Increase] Decrease in:
Inventory	—	—	(499,748)
Due from Escrow Accounts	—	—	(45,000)
Due from Affiliates	(9,589)	275,331	2,753,409
Other	(5,353)	59,835	(39,676)

Increase [Decrease] in :
Accounts Payable	—	484,961	1,432,388
Accrued Liabilities	104,677	30,974	839,974
Payroll and Taxes Payable	14,905	9,104	2,312,372
Net cash provided by (used) in operating activities	(931,079)	124,628	(4,544,516)

Investing Activities:
Payments for Technology	—	—	(544,903)
Purchase of Fixed Assets	—	—	(276,846)
Bond Issuance Deposit	—	—	(380,000)
Refund of Bond Issuance Deposit	—	—	50,000
Advances Toward Pending Acquisition	—	—	(402,724)
Cash Received in Acquisition	—	—	1,109
Net cash used in investing activities	—	—	(1,553,364)

The Accompanying Notes Are An Integral Part Of These Consolidated Financial Statements.

FUELNATION INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended March 31,		Accumulative in the Development Stage From September 30, 2000 To March 31, 2008
	2008	2007
Financing Activities:
Payment for option	—	—
Cash Overdraft	(1,161)	584	—
Net Proceeds from issuance of common stock	154,000	—	4,212,469
Net Proceeds from issuance of preferred stock	—	—	610,200
Proceeds from Issuance of Convertible Debt	—	—	35,953
Proceeds from Related Party Debt	—	—	832,069
Payment of Related Party Debt	—	—	(223,705)
Payment of Convertible Debt	—	—	(11,542)
Exercise of Stock Options	—	—	15,000
Debt Restructuring	—	—	(255,804)
Net Proceeds / (Payments) of Loans Payable	790,000	(132,398)	895,000
Net cash provided by financing activities	942,839	(131,814)	6,109,640

Net (Decrease) in Cash	11,760	(7,186)	11,760

Cash, Beginning of Period	—	7,186	—

Cash, End of Period	$11,760	$—	$11,760

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest:	$—	$2	$2,722
Cash paid during the period for Income Taxes:	$—	$—	—

Supplemental Schedule of Non Cash Investing and Financing Activities:

During the three months ended March 31, 2008 and 2007

During the first quarter of 2008, 75 shares of preferred stock were converted into 12,429,152 shares of common stock based on a conversion rate formula.

The Accompanying Notes Are An Integral Part Of These Consolidated Financial Statements.

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

[2]

Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note [2] to the Company’s financial statements in the December 31, 2007 Form 10-KSB

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements for the purpose of a materiality assessment. The adoption of SAB 108 did not have a material effect on the Company’s financial statements.

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

[4]

Related Party Transactions

The Company has borrowed monies from related parties to fund operations. For the three months ended March 31, 2008 and 2007 the Company borrowed approximately a net amount of $0 and $310,300 respectively from the Chief Executive Officer [“CEO”]. At March 31, 2008 and 2007, the balance owed to the [“CEO”] was $2,416,564 and $2,403,111 respectively and is included in Due to Affiliates. Currently, there are no repayment terms for the debt and it is treated as if due on demand. Interest at the rate of 5% per annum is being charged on the amount owed. For the three months ended March 31, 2008 and 2007, interest expense on loans from related parties was $31,154 and $27,974 respectively.

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

An amount of $769,900 was advanced to Nika oil. Nika Oil Ltd. is a Russian limited liability company and FuelNation Inc. owns a 30% interest in this company. These funds were advanced from FuelNation to pay for acquisition costs of the terminal in the Baltic Sea. The repayment of these funds will take place at the closing of the terminal acquisition, which is schedule by September 2008. No interest has been charged on this outstanding amount. The amount owing has been eliminated on Consolidation of the financial statements [See Basis of Presentation – note 1]

An amount of $128,540 was advanced to Leman Energy, from FuelNation to pay for acquisition costs of the terminal in the Baltic Sea. Leman Energy Trading Inc. is a Panamanian corporation FuelNation Inc. owns a 100% interest in this company. The repayment of these funds will take place at the closing of the terminal acquisition, which is schedule by September 2008. No interest has been charged.. The amount owing has been eliminated on Consolidation of the financial statements [See Basis of Presentation – note 1]

FUELNATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

[6]

Other Receivables

Included in other receivables is an amount of $130,000 owing from First Equity. These monies were advanced from FuelNation to pay for Government costs incurred in Venezuela for financing on behalf of Leman Energy Trading, Inc., Collection procedures are commencing and attempts are being made to collect the full amount of funds owed. Management believes this amount will be fully repaid in 2008.Also included in other receivables is deposits and advances made to employees amounting to $41,501.

[7]

Notes Payable

In 2008 the Company borrowed an additional $200,000, increasing the original loan amount from $100,000 to the new loan amount of $300,000. The note is payable on April 12, 2008 and the total amount of the principal and interest may be paid in cash or shares of FuelNation Inc. Interest on the note is being charged at 12% per annum on the loan amount, and the Company has agreed to give the note holder an equity kicker of 1,000 Series A Preferred Shares of FuelNation, Inc. In the event an additional 30 day extension is requested by the Company to repay the loan, an additional equity kicker of 1,000 Series A Preferred Shares of FuelNation Inc and the same 12% interest per annum will apply. As collateral for the loan, the CEO has pledged 10,000 Series A Preferred Shares of FuelNation Inc. As of March 31, 2008 the amount owing was $300,000. For the three months ended March 31, 2008 and 2007 interest expense was $13,000 and $0 respectively.

In January 2008, VNT Fuel Energy Cypress Trading Limited (100% wholly owned by FuelNation Inc) executed a Secured Promissory Note in the sum of $490,000 inclusive of fees of $245,000 and interest, to be repaid on or before April 7,2008. As collateral for the loan, the CEO has pledged 4,900 shares of preferred Series A Shares of FuelNation Inc. Interest on the promissory note is being charged at 18% per annum on the amount owing. At March 31, 2008 the amount owing was $490,000 and for the three months ended March 31, 2008 interest expense was $11,025.

In January 2008, the Company executed a Note Payable for $100,000. The terms and conditions of the note call for unpaid principle and all accrued and unpaid interest to be due and payable on April 10, 2008 and an arrangement fee of $50,000 for a total of $154,500. At March 31, 2008 the amount owing was $ 100,000 and for the three months ended March 31, 2008 interest expense was $4,500.

[8]

Payroll and Taxes Payable

The Company has primarily funded its payroll costs through borrowing from related parties [See Note 4]. Payroll taxes have become delinquent since the second quarter of 2001. These liabilities through March 31, 2008 amount to approximately $696,000 and in addition we have recorded interest and penalties in the amount of $270,000. In addition the company has recorded a payroll liability for wages owed in the amount of $1,300,000. Penalties [to the maximum limits] and interest will accrue on such payroll tax liabilities, as well as additional payroll tax liabilities incurred subsequent to March 31, 2008, until paid. In 2006, the CEO pledged shares of preferred stock owned by him to the Internal Revenue Service as guarantee for the payment of payroll tax liabilities. The company has retained a Tax attorney to assist in these negotiations with the Internal Revenue Service and believes a resolution will be forth coming in 2008.

[9]

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

Preferred Stock

Up to 30,000 shares of Series A Convertible Preferred Stock has been authorized. The price is $1,000 per share. Each Series A convertible Preferred share is equal to .00255% of the total issued and fully diluted common stock of the Company. Each Preferred share will always maintain a conversion ratio to common stock such that the percentage ownership in the Company represented by one share of Series A Convertible Preferred Stock is

FUELNATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

[9]

Stockholders' Equity-Continued

Preferred Stock-Continued

constant. Noncumulative dividend on the Series A preferred will be at the rate of 8% per share per annum. Dividends will be payable only if, and when declared by the Board of Directors. On March 31, 2008 the company had a total 28,535 Series A convertible Preferred shares issued and outstanding. Under the CEO’s non-dilution clause in his employment contract as amended the company will be obligated to issue 3,187 shares of Series A Convertible Preferred Stock. Currently there is not enough authorized shares to allow the company to issue the Series A convertible Preferred shares to the CEO and the shares will be issued upon the conversion of preferred shareholders converting their preferred shares to common stock allowing enough authorized shares for issuance, or the CEO may elect to receive common shares at the converted ratio.

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

In the first quarter of 2008, 751 shares of preferred stock were converted into 12,429,152 shares of common stock based on a conversion formulae, of 16,552 shares of common stock issued for every one share of preferred stock converted.

Common Stock

During 2007, 9,500,000 shares of common stock was issued for $100,000.

During 2007, 33,225,000 shares of common stock were issued to various individuals for consulting and other services, which resulted in a non-cash charge to operations of $996,750.

In November 2007, the CEO was issued 14,000,000 shares of common stock as consideration for accrued compensation at a price of $140,000.

In February 2008, 6,780,000 shares of common stock was issued for $30,000.

In February 2008, 16,000,000 shares of common stock was issued to the CEO at par value.

See Note 9, (Preferred stock) for additional equity transactions.

FUELNATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

[10]

Income Taxes

An analysis of the components of income taxes is as follows:

	Three months ended March 31, 2008	Three months ended March 31, 2007
Current
Federal	$—	$—
State	$—	$—
TOTALS	$—	$—

Deferred:	$—	$—
Federal	$—	$—
State	$—	$—
TOTALS	$—	$—

TOTALS	$—	$—

Income taxes for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

	Three months ended March 31, 2008 (Unaudited)	Three months ended March 31, 2007 (Unaudited)
Computed Federal Statutory Tax Benefit	(34%)	(34%)

Valuation of Temporary Differences	34%	34%
Actual	—	—

The components of the net deferred tax asset and liability are as follows:

	Three months ended March 31, 2008 (Unaudited)	Year ended December 31, 2007
Deferred Tax Asset - Long-Term:
Net Operating Loss Carry forward	$3,611,000	$3,592,000
Start-up Costs	5,281,000	4,901,000
Stock Based Compensation	11,464,000	11,445,000
Valuation Allowance	(20,356,000)	(19,938,000)
Long-Term Deferred Tax Asset		$—

Total valuation allowance increased by $418,000 for the three months ended March 31, 2008, and $808,000 and $745,000 in 2007 and 2006, respectively.

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

As of March 31, 2008 and December 31, 2007, no options were available to grant under the Plan.

A summary of the changes in outstanding common stock options and warrants is as follows:

	Warrants	Warrants Weighted Average Exercise Price	Options	Options Weighted Average Exercise Price	Options Weighted Average Contract Life
Outstanding – 12/31/05	701,152	$4.31	3,126,696	$0.03
Granted	—		150,000	$0.15
Expired /Forfeited	(710,152)	$4.31

Outstanding – 12/31/06	—		3,276,696	$0.04
Granted	—		4,000,000	$0.15
Expired /Forfeited	—		—

Outstanding – 12/31/07	—		7,276,696	$0.10	1.61
Exercisable – 12/31/07	—		5,489,188	$0.12	1.41

Outstanding – 03/31/08	—		7,276,696	$0.10	1.61
Exercisable – 03/31/08	—		5,676,685	$0.12	1.41

FUELNATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

[11]

Stock Options and Warrants-Continued

The following table summarizes information about stock options at March 31, 2008:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Price	Numbers	Weighted- Average Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Contractual Life	Weighted- Average Exercise Price
$0.03 - $0.03	3,000,000	1.92 Years	$0.03	1,499,989	1.92 Years	$0.03
$0.15 - $0.15	4,276,696	0.97 Years	$0.15	4,176,696	.92 Years	$0.15
	—		—
	—		—
	—		—
TOTALS	7,276,696			5,676,685

Total compensation costs recognized for stock based employee compensation awards was $47,646 and $202,028 for the three months ended March 31, 2008 and 2007, respectively.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

For the quarterly periods ended March 31, 2008 and 2007

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

Financial Condition and Changes in Financial Condition

Our continued activities are dependent on obtaining adequate financing. Our financial condition as of our quarter ended at March 31, 2008, compared with our quarter ended at March 31, 2007, is summarized as follows:

Liquidity and Capital Resources

At March 31, 2008, we had negative working capital of $8,004,124 compared to $6,248,354 at March 31, 2007.

Net cash outflows provided (used) from operating activities was ($931,079) for the three months ended March 31, 2008, compared to $124,628 for the three months ended March 31, 2007. This cash outflow is primarily due to the net loss from operations while the cash provided from operating activities for March 31, 2007 was due to increase in accounts payable of $484,961 and increase in due from affiliates of $275,331.

Our independent registered public accounting firm has issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2007 since we have experienced recurring net losses and at March 31, 2008 have a working capital deficiency. Further, as stated in Note 3 to our consolidated financial statements for the quarter ended March 31, 2008, we have experienced significant losses from operations totaling $(1,083,365) and $(937,605) for the quarters ended March 31, 2008 and 2007, respectively and had an accumulated deficit of $(56,246,317) for the period from our inception to March 31, 2008. We had a stockholders’ deficit at quarters ended March 31, 2008 and 2007 of $(8,004,124) and $(7,158,404), respectively. Our operations have been largely reliant upon loans from our affiliates. At March 31, 2008 and March 31, 2007, we were indebted to our affiliates in the amount of $(2,562,790) and $(2,732,379) respectively, the funds of which have enabled us to continue our operations. Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

Results of Operations

We incurred net losses of $(1,083,365) during the quarter ended March 31, 2008, representing an increase of $(145,760) over the 2007 quarter. This increase is due to the company using outside consulting and incurring a non-cash consulting expense.

An analysis of the major components of the results of operations is as follows:

Revenues

To date the company has not had any revenues and there can be no assurances we will have revenues in the future. In Iraq, we have shipped fuel-oil for third parties and have booked this as a net expense for fuel oil transportation costs at quarters ended March 31, 2008 and 2007 of $(0) and $(357,881), respectively. The management and board of directors anticipates these operations in Iraq will commence again in third quarter 2008 and the company will be able to have sustained revenues , however, there can be no assurances the operations in Iraq will be able to re-commence.

Total Costs and Expenses

Total costs and expenses increased by $(126,556) for the quarters ended March 31, 2008, from $(906,630) for the comparable 2007 period. Total costs and expenses increased as a result of the company using outside consulting and incurring loan financing costs.

Uncertainties and Trends

RESULTS OF OPERATIONS

We generated no revenues during the quarters ended March 31, 2008 and 2007. We will attempt to generate revenues through our crude oil supply agreement with Nika Oil Ltd, where we would begin delivering crude oil to end users. Total operating expenses were $1,033,186 for the quarters ended March 31, 2008, compared to $ 906,630 for the quarters ended March 31, 2007. The expenses incurred during the quarters ended March 31, 2008 arose primarily from salaries and wages, including related payroll expenses ($85,929), legal and professional ($42,150),consulting fees($518,644),financing cost fees ($245,000), and other general and administrative expenses ($83,689). The changes in these expenses in 2008 compared to the same period in 2007, were, increase in consulting fees of ($518,644), increase in finance cost fees ($245,000), and a increase in other general and administrative expenses of ($14,709). Additionally, we incurred interest expense of $50,179 in 2008 compared with interest expense of $30,975 in 2007. As a result, we incurred a net loss of $1,083,365 for the quarter ended March 31, 2008, compared to a Net Loss of $821,818 for the quarter ended March 31, 2007.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management evaluated, with the participation of its Chief Executive Officer (“CEO”) and acting Chief Financial Officer (“CFO”), the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2008.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and our principal financial officer. Based on that evaluation, management concluded that our financial disclosure controls and procedures were effective related to the preparation of the 10-q filing as of March 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Changes in Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended March 31, 2008, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

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

ITEM 1A.

RISK FACTORS

Not required for smaller reporting company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 14,2008 we sold 80,000 shares of our common stock to Joseph Gorfien at $0.01 per share or an aggregate payment to us of $800.

On February 14,2008 we sold 1,000,000 shares of our common stock to Scott Bader at $0.01 per share or an aggregate payment to us of $10,000.

On February 14,2008 we sold 1,000,000 shares of our common stock to Steve Bader at $0.01 per share or an aggregate payment to us of $10,000.

On February 14,2008 we sold 4,700,000 shares of our common stock to Victor Spektor at $0.01 per share or an aggregate payment to us of $47,000.00.

On February 14, 2008 we issued 8,000,000 shares of our common stock to Christa Salmonson, Custodian in exchange for off-setting the loan account obligating us to pay Christa Salmonson’s Dad, Chris Salmonson our Chief Executive Officer. Each shares was valued at $0.01 or an aggregate of $80,000.

On February 14, 2008 we issued 8,000,000 shares of our common stock to Christian Salmonson, Custodian in exchange for off-setting the loan account obligating us to pay Christa Salmonson’s Dad, Chris Salmonson our Chief Executive Officer. Each shares was valued at $0.01 or an aggregate of $80,000.

On February 22, 2008 David popper converted 220 shares of our preferred shares into 1,074,480 shares of our common stock at the calculated conversion rate

On March 17, 2008 Tower Communication converted 686 shares of our preferred shares into 11,354,672 shares of our common stock at the calculated conversion rate

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 2007 the following were approved by a majority of our shareholders by written consent:

1.

On August 15, 2007 the Company amended its certificate of incorporation authorizing it to issue 505,000,000 shares of capital stock, of which 5,000,000 shares are classified as preferred stock, par value of $.01 per share, issuable in one or more series and 500,000,000 shares are classified as common stock, par value $.01. (In addition, On March 20, 2008 the Company’s Articles of Incorporation were amended. See Subsequent events below)

ITEM 5.

OTHER INFORMATION

Not Applicable

ITEM 6.

EXHIBITS

Exhibit Number	Description
31.1	Chief Executive Officer and Acting Chief Financial Officer Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 2, 2008.

FUELNATION INC.
(Registrant)

By:	/s/ CHRIS R. SALMONSON
Chris R. Salmonson,
President, Chief Executive Officer