Form 10-Q
period 2008-06-30
FUELNATION INC
filed 2008-09-02
CIK 910111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________

FORM 10-Q

______________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

16

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

21

ITEM 4.      CONTROLS AND PROCEDURES

21

PART II – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

22

ITEM 1A.   RISK FACTORS

22

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

22

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

22

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

25

ITEM 5.      OTHER INFORMATION

25

ITEM 6.      EXHIBITS

25

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

iii

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

FUELNATION INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	[Unaudited]	[Audited]
ASSETS

Cash	$951	$—
Property and equipment, net of accumulated depreciation of $276,844	—	—
Other receivables- current	161,501	166,148
Total Assets	$162,452	$166,148

LIABILITIES AND STOCKHOLDERS' [DEFICIT]

CURRENT LIABILITIES:
Cash overdraft	$—	$1,162
Accounts payable	1,399,476	1,399,475
Accrued Liabilities	826,194	643,964
Payroll and Taxes Payable	2,312,374	2,297,469
Due to Affiliates	2,873,415	2,732,379
Note payable	790,000	100,000
Other Payables	148,102	150,102

Total Current Liabilities	8,349,561	7,324,551

Commitments and Contingencies	—	—

STOCKHOLDERS' EQUITY [DEFICIT]:

Preferred Stock, $.01 par value, 5,000,000 shares authorized; 7,369 and 29,286 issued and outstanding at June 30, 2008 and December 31, 2007 respectively	74	293
Common Stock, $.01 par value, 1,500,000,000 shares authorized; 681,471,772 and 144,143,148 issued and outstanding at June 30, 2008 and December 31, 2007 respectively	6,814,718	1,441,431
Additional paid-in capital	42,520,290	46,562,823
(Deficit) Accumulated in the Development Stage	(57,522,191)	(55,162,950)
Total Stockholders' [Deficit]	(8,187,109)	(7,158,403)

Total Liabilities and Stockholders' [Deficit]	$162,452	$166,148

The accompanying notes are an integral part of these financial statements.

FUELNATION INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2008	2007

Revenue	$—	$—

Operating expenses:
Salaries and wages including related taxes	94,732	83,382
Consulting fees	67,346
Consulting fees - related party
Legal and professional	3,426	75,014
Marketing and promotion
Rent	6,496	5,589
Rent - related party
Depreciation	—	—
Other general and administrative expenses	32,587	23,889
Impairment loss on technology
Write down of inventory
Loss - deposits
Financing costs	50,000
Non - cash consulting fees	494,790
Non - cash consulting fees - related party
Non - cash financing costs	423,800
Non - cash general and administrative costs
Non - cash employee compensation
Stock- based compensation expense	47,646	47,646
Fuel oil transportation costs
Research and development cost	—	—
Total operating expenses	1,220,823	235,520

Operating Loss	(1,220,823)	(235,520)

Other Income (Expense):
Other (Expense) Income	—	—
Interest expense - related party	(33,026)	(30,587)
Interest expense	(22,025)	(3,000)
Total other (expense), net	(55,051)	(33,587)

Net Loss	$(1,275,874)	$(269,107)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	335,651,149	81,447,187

The accompanying notes are an integral part of these financial statements.

FUELNATION INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			Accumulative in the Development Stage From September 30, 2000 To June 30, 2008

	Six Months Ended June 30,
	2008	2007

Revenue	$—	$—	$—

Operating expenses:
Salaries and wages including related taxes	180,661	183,590	3,939,470
Consulting fees	340,990	75,015	1,344,441
Consulting fees - related party			221,162
Legal and professional	45,576	156,170	1,407,201
Marketing and promotion			512,293
Rent	16,624	21,363	442,147
Rent - related party			45,387
Depreciation	—		276,847
Other general and administrative expenses	357,776	98,456	2,215,871
Impairment loss on technology			1,581,747
Write down of inventory			499,749
Loss - deposits			1,022,500
Financing costs	295,000		465,042
Non - cash consulting fees	494,790		29,810,386
Non - cash consulting fees - related party			3,644,251
Non - cash financing costs	423,800		536,000
Non - cash general and administrative costs			42,000
Non - cash employee compensation			6,962,527
Stock- based compensation expense	95,292	249,674	791,723
Fuel oil transportation costs		357,881	657,881
Research and development cost	—	—	10,000
Total operating expenses	2,250,509	1,142,149	56,428,625

Operating Loss	(2,250,509)	(1,142,149)	(56,428,625)

Other Income (Expense):
Other (Expense) Income	—	1	(694,954)
Interest expense - related party	(63,180)	(58,562)	(264,066)
Interest expense	(45,550)	(6,002)	(134,546)
Total other (expense), net	(108,730)	(64,563)	(1,093,566)

Net Loss	$(2,359,239)	$(1,206,712)	$(57,522,191)

Basic and Diluted Net Loss per Common Share	$(0.01)	$(0.02)

Basic and Diluted Weighted Average Common
Shares Outstanding	247,282,033	77,554,693

The accompanying notes are an integral part of these financial statements.

FUELNATION INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Accumulative During Development Stage
	Six Months Ended June 30,
	2008	2007

Operating Activities:
Net loss	$(2,359,239)	$(1,206,712)	$(57,522,191)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation	—		276,847
Write- down of Technology			1,581,747
Write- down of Inventory			499,749
Non- Cash Employee Compensation			6,962,527
Non- Cash Consulting Fees	494,790		29,810,386
Non- Cash Consulting Fees -Related Party			3,644,251
Non- Cash Financing Costs	423,800		536,000
Non- Cash General and Administrative Costs			42,000
Write- Down of Investments			657,686
Write- Down of Deposits			1,022,500
Other	2,152		60,660
Amortization of Discount on Convertible Debt			30,394
Stock based compensation expense	95,292	249,674	791,723
			—
Changes in Assets and Liabilities:
[Increase] Decrease in:
Inventory			(499,748)
Due from Escrow Accounts			(45,000)
Due from Affiliates	299,037	445,361	3,062,035
Other	4,647	59,835	(29,676)

Increase [Decrease] in :
Accounts Payable	—	504,961	1,432,388
Accrued Liabilites	427,228	64,562	1,162,525
Payroll and Taxes Payable	14,905	9,104	2,312,372

Net cash provided by (used) in operating activities	(597,388)	126,785	(4,210,825)

Investing Activities:
Payments for Technology	—	—	(544,903)
Purchase of Fixed Assets	—		(276,846)
Bond Issuance Deposit			(380,000)
Refund of Bond Issuance Deposit			50,000
Advances Toward Pending Acquisition			(402,724)
Cash Received in Acquisition	—	—	1,109
Net cash used in investing activities	—	—	(1,553,364)

The accompanying notes are an integral part of these financial statements.

FUELNATION INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

			Accumulative During Development State
	Six Months Ended June 30,
	2008	2007
Financing Activities:
Payment for option	—		—
Cash Overdraft	(1,161)		—
Net Proceeds from issuance of common stock	154,500		4,212,969
Net Proceeds from issuance of preferred stock			610,200
Proceeds from Issuance of Convertible Debt			35,953
Proceeds from Related Party Debt			832,069
Payment of Related Party Debt			(223,705)
Payment of Convertible Debt			(11,542)
Exercise of Stock Options			15,000
Debt Restructuring			(255,804)
Net Proceeds / (Payments) of Loans Payable	445,000	(132,398)	550,000
Net cash provided by financing activities	598,339	(132,398)	5,765,140

Net (Decrease) in Cash	951	(5,613)	951

Cash, Beginning of Period	—	7,186	—

Cash, End of Period	$951	$1,573	$951

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest:	$6,500	$2	$9,222
Cash paid during the period for Income Taxes:	$—	$—	—

Supplemental Schedule of Non Cash Investing and Financing Activities:

During the six months ended June 30, 2008 and 2007

During the first quarter of 2008, 75 shares of preferred stock were converted into 12,429,152 shares of common stock based on a coversion rate formula.

During the second quarter of 2008, 21,011 shares of preferred stock were converted into 347,774,072 shares of common stock based on a coversion rate formula.

During the second quarter of 2008, 3,187 shares of preferred stock owned by the CEO of the Company were converted into 52,751,224 shares of common stock based on a coversion rate formula.

During the second quarter of 2008, a total of 49,479,000 shares of common stock valued at $494,790 were issued to various consultants for services performed and has been shown as non -cash consulting fees in the financial statements

During the second quarter of 2008, a total of 42,380,000 shares of common stock valued at $423,800 were issued to various lenders as incentive to loan the Company money and has been shown as non -cash financing costs in the financial statements

During the second quarter of 2008, 215,176 shares of common stock valued at $2,152 were issued as a gift to a former employee and has been shown as non -cash other in the financial statements

The following transactions occurred in 2007:

During the second quarter of 2007, 2,602 shares of preferred stock were converted into 12,708,168 shares of common stock based on a conversion rate formula.

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

[4]

Related Party Transactions

The Company has borrowed monies from related parties to fund operations. For the six months ended June 30, 2008 and 2007 the Company borrowed approximately a net amount of $163,234 and $474,515 respectively from the Chief Executive Officer [“CEO”]. At June 30, 2008 and 2007, the balance owed to the [“CEO”] was $2,731,489 and $2,567,296 respectively and is included in Due to Affiliates. Currently, there are no repayment terms for the debt and it is treated as if due on demand. Interest at the rate of 5% per annum is being charged on the amount owed. For the six months ended June 30, 2008 and 2007, interest expense on loans from related parties was $63,180 and $58,562 respectively.

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

In June 2008, the CEO converted 3,187 shares of preferred stock into 52,751,224 shares of common stock at the calculated conversion rate.

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

[6]

Other Receivables

Included in other receivables is an amount of $130,000 owing from First Equity. These monies were advanced from FuelNation to pay for Government costs incurred in Venezuela for financing on behalf of Leman Energy Trading, Inc., Collection procedures are commencing and attempts are being made to collect the full amount of funds owed. Management believes this amount will be fully repaid in 2008.Also included in other receivables is deposits and advances made to employees amounting to $31,501.

[7]

Notes Payable

In 2008 the Company borrowed an additional $200,000, increasing the original loan amount from $100,000 to the new loan amount of $300,000. The note is payable on April 12, 2008 and the total amount of the principal and interest may be paid in cash or shares of FuelNation Inc. Interest on the note is being charged at 12% per annum on the loan amount, and the Company has agreed to give the note holder an equity kicker of 1,000 Series A Preferred Shares of FuelNation, Inc. In the event an additional 30 day extension is requested by the Company to repay the loan, an additional equity kicker of 1,000 Series A Preferred Shares of FuelNation Inc and the same 12% interest per annum will apply. As collateral for the loan, the CEO has pledged 10,000 Series A Preferred Shares of FuelNation Inc. As of June 30, 2008 the principal amount owing was $300,000. For the six months ended June 30, 2008 and 2007 interest expense was $17,000 and $0 respectively. As the repayment date is past due, the note is currently in default.

In January 2008, VNT Fuel Energy Cypress Trading Limited (100% wholly owned by FuelNation Inc) executed a Secured Promissory Note in the sum of $490,000 inclusive of fees of $245,000 and interest, to be repaid on or before April 7,2008. As collateral for the loan, the CEO has pledged 4,900 shares of preferred Series A Shares of FuelNation Inc. Interest on the promissory note is being charged at 18% per annum on the amount owing. At June 30, 2008 the amount owing was $490,000 and for the six months ended June 30, 2008 interest expense was $22,050 As the repayment date is past due, the note is currently in default.

In January 2008, the Company executed a Note Payable for $100,000. The terms and conditions of the note call for unpaid principle and all accrued and unpaid interest to be due and payable on April 10, 2008 and an arrangement fee of $50,000 for a total of $154,500. The principal note, including interest and fees was paid in full in the second quarter of 2008. For the six months ended June 30, 2008 interest expense was $6,500.

[8]

Payroll and Taxes Payable

The Company has primarily funded its payroll costs through borrowing from related parties [See Note 4]. Payroll taxes have become delinquent since the second quarter of 2001. These liabilities through June 30, 2008 amount to approximately $696,000 and in addition we have recorded interest and penalties in the amount of $270,000. In addition the company has recorded a payroll liability for wages owed in the amount of $1,300,000. Penalties [to the maximum limits] and interest will accrue on such payroll tax liabilities, as well as additional payroll tax liabilities incurred subsequent to June 30, 2008, until paid. In 2006, the CEO pledged shares of preferred stock owned by him to the Internal Revenue Service as guarantee for the payment of payroll tax liabilities. The company has retained a Tax attorney to assist in these negotiations with the Internal Revenue Service and believes a resolution will be forth coming in 2008.

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

[9]

Stockholders' Equity-Continued

Preferred Stock-Continued

constant. Noncumulative dividend on the Series A preferred will be at the rate of 8% per share per annum. Dividends will be payable only if, and when declared by the Board of Directors. On June 30, 2008 the company had a total 7,369 Series A convertible Preferred shares issued and outstanding.

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

In the second quarter of 2008, 21,011 shares of preferred stock were converted into 347,774,072 shares of common stock based on a conversion formulae, of 16,552 shares of common stock issued for every one share of preferred stock converted.

In June 2008, the CEO converted 3,187 shares of preferred stock into 52,751,224 shares of common stock at the calculated conversion rate.

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

In June 2008, 9,520,000 shares of common stock was issued for $124,5400.

In June 2008, 49,479,000 shares of common stock were issued to various individuals for consulting and other services, which resulted in a non-cash charge to operations of $494,790.

In June 2008, 42,380,000 shares of common stock were issued to various lenders as incentive to loan the Company money, which resulted in a non-cash charge to operations of $423,800.

In June 2008, 215,176 shares of common stock valued at $2,152 was issued as a gift to a former employee.

See Note 9, (Preferred stock) for additional equity transactions.

FUELNATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

[10]

Income Taxes

An analysis of the components of income taxes is as follows:

	Six months ended June 30, 2008	Six months ended June 30, 2007
Current
Federal	$—	$—
State	$—	$—
TOTALS	$—	$—

Deferred:	$—	$—
Federal	$—	$—
State	$—	$—
TOTALS	$—	$—

TOTALS	$—	$—

Income taxes for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

	Six months ended June 30, 2008 (Unaudited)	Six months ended June 30, 2007 (Unaudited)
Computed Federal Statutory Tax Benefit	(34%)	(34%)

Valuation of Temporary Differences	34%	34%
Actual	—	—

The components of the net deferred tax asset and liability are as follows:

	Six months ended June 30, 2008 (Unaudited)	Year ended December 31, 2007
Deferred Tax Asset - Long-Term:
Net Operating Loss Carry forward	$4,085,000	$3,592,000
Start-up Costs	5,281,000	4,901,000
Stock Based Compensation	11,482,000	11,445,000
Valuation Allowance	(20,848,000)	(19,938,000)
Long-Term Deferred Tax Asset		$—

Total valuation allowance increased by $910,000 for the six months ended June 30, 2008, and $808,000 and $745,000 in 2007 and 2006, respectively.

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

As of June 30, 2008 and December 31, 2007, no options were available to grant under the Plan.

A summary of the changes in outstanding common stock options and warrants is as follows:

	Warrants	Warrants Weighted Average Exercise Price	Options	Options Weighted Average Exercise Price	Options Weighted Average Contract Life
Outstanding – 12/31/05	701,152	$4.31	3,126,696	$0.03
Granted	—		150,000	$0.15
Expired /Forfeited	(710,152)	$4.31

Outstanding – 12/31/06	—		3,276,696	$0.04
Granted	—		4,000,000	$0.15
Expired /Forfeited	—		—

Outstanding – 12/31/07	—		7,276,696	$0.10	1.61
Exercisable – 12/31/07	—		5,489,188	$0.12	1.41

Outstanding – 06/30/08	—		7,150,000	$0.10	1.61
Exercisable – 06/30/08	—		5,787,486	$0.12	1.41

FUELNATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

[11]

Stock Options and Warrants-Continued

The following table summarizes information about stock options at June 30, 2008:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Price	Numbers	Weighted- Average Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Contractual Life	Weighted- Average Exercise Price
$0.03 - $0.03	3,000,000	1.67 Years	$0.03	1,687,486	1.67 Years	$0.03
$0.15 - $0.15	4,150,000	0.75 Years	$0.15	4,410,000	.72 Years	$0.15
	—		—
	—		—
	—		—
TOTALS	7,150,000			5,787,486

Total compensation costs recognized for stock based employee compensation awards was $95,292 and $249,674 for the six months ended June 30, 2008 and 2007, respectively.

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

For the six months and three months ended June 30, 2008 and 2007 Operations.

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

Financial Condition and Changes in Financial Condition

Our continued activities are dependent on obtaining adequate financing. Our financial condition for the six months and three months ended at June 30, 2008, compared with six and three months ended at June 30, 2007, is summarized as follows:

Liquidity and Capital Resources

At June 30, 2008, we had negative working capital of $8,187,109 compared to $6,469,815 at June 30, 2007.

Net cash outflows provided (used) from operating activities was ($597,388) for the six months ended June 30, 2008, compared to $126,785 for the six months ended June 30, 2007. This cash outflow for the six months ended June 30, 2008 is primarily due to the net loss from operations of 2,359,239 which was offset by non-cash  consulting fees of $494,790, non cash financing cost $423,800, increase in due from affiliates of $299,037 an increase in accrued liabilities of $427,228. The cash provided from operating activities for June 30 2007.  The cash provided from operating activities June 30, 2007 are primarily due to the net loss of operations of $1,206,712 offset by  increase in accounts payable of $504,961,  increase in due from affiliates of $445,361, stock based compensation expense of $249,674.

Our independent registered public accounting firm has issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2007 since we have experienced recurring net losses and at June 30, 2008 have a working capital deficiency. Further, as stated in Note 3 to our consolidated financial statements for the six months ended June 30, 2008, we have experienced significant losses from operations totaling $(2,359,239) and $(1,206,712) for the six months ended June 30, 2008 and 2007, respectively and had an accumulated deficit of $(57,522,191) for the period from our inception to June 30, 2008. We had a stockholders’ deficit for the six months ended June 30, 2008 and 2007 of $(8,187,109) and $(6,469,815), respectively. Our operations have been largely reliant upon loans from our affiliates. At June 30, 2008 and June 30, 2007, we were indebted to our affiliates in the amount of $(2,873,415) and $(2,750,865) respectively, the funds of which have enabled us to continue our operations. Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

Results of Operations

We incurred net losses of $(1,275,874) during the quarter ended June 30, 2008, representing an increase of $(1,006,767) over the 2007 quarter. This increase is due to the company using outside consulting and incurring a non-cash consulting expense and non-cash financing costs

An analysis of the major components of the results of operations is as follows:

Revenues

To date the company has not had any revenues and there can be no assurances we will have revenues in the future. In Iraq, we have shipped fuel-oil for third parties and have booked this as a net expense for fuel oil transportation costs at six months ended June 30, 2008 and 2007 of $(0) and $(357,881), respectively. The management and board of directors anticipates these operations in Iraq will commence again in third quarter 2008 and the company will be able to have sustained revenues , however, there can be no assurances the operations in Iraq will be able to re-commence.

Total Costs and Expenses

Total costs and expenses increased by $(1,006,767) for the quarters ended June 30, 2008, from $(269,107) for the comparable 2007 period. Total costs and expenses increased as a result of the company using outside consulting and incurring loan financing costs.

Uncertainties and Trends

RESULTS OF OPERATIONS

We generated no revenues during the six months ended June 30, 2008 and 2007. We will attempt to generate revenues through our crude oil supply agreement with Nika Oil Ltd, where we would begin delivering crude oil to end users. Total operating expenses were $1,220,823 for the quarters ended June 30, 2008, compared to $ 235,520 for the quarters ended June 30, 2007. The expenses incurred during the quarters ended June 30, 2008 arose primarily from salaries and wages, including related payroll expenses ($94,732), legal and professional ($3,426),consulting fees($67,346),financing cost fees ($50,000), non-cash consulting fees($494,790), non-cash financing costs($423,800) and other general and administrative expenses ($32,587). The changes in these expenses in 2008 compared to the same period in 2007, were, increase in consulting fees of ($67,346), increase in finance cost fees ($50,000), increase in non-cash consulting fees($494,790), increase in non-cash financing costs($423,800) and a increase in other general and administrative expenses of ($8,698). Additionally, we incurred interest expense of $55,051 in 2008 compared with interest expense of $33,587 in 2007. As a result, we incurred a net loss of $1,275,874 for the quarters ended June 30, 2008, compared to a Net Loss of $269,107 for the quarters ended June 30, 2007.

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

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management evaluated, with the participation of its Chief Executive Officer (“CEO”) and acting Chief Financial Officer (“CFO”), the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2008.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and our principal financial officer. Based on that evaluation, management concluded that our financial disclosure controls and procedures were effective related to the preparation of the 10-q filing as of June 30, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Changes in Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended June 30, 2008, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On February 14,2008 we sold 4,700,000 shares of our common stock to Victor Spektor at $0.01 per share or an aggregate payment to us of $4,700.00.

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

On February 22, 2008 David popper converted 220 shares of our preferred shares into 1,074,480 shares of our common stock at the calculated conversion rate

On March 17, 2008 Tower Communication converted 686 shares of our preferred shares into 11,354,672 shares of our common stock at the calculated conversion rate

On April 3, 2008 E Stewart ETAL converted 1,722 shares of our preferred shares into 28,502,544 shares of our common stock at the calculated conversion rate

On April 11, 2008 Condon ETAL converted 376 shares of our preferred shares into 6,223,552 shares of our common stock at the calculated conversion rate

On April 24, 2008 T Cole converted 10 shares of our preferred shares into 165,520 shares of our common stock at the calculated conversion rate

On April 24, 2008 Joe Cole converted 120 shares of our preferred shares into 1,986,240 shares of our common stock at the calculated conversion rate

On April 24, 2008 Steve Rissman converted 555 shares of our preferred shares into 9,186,360 shares of our common stock at the calculated conversion rate

On May 20, 2008 Harold Gelb converted 1,472 shares of our preferred shares into 24,364,544 shares of our common stock at the calculated conversion rate

On May 21, 2008 James Koch converted 34 shares of our preferred shares into 562,768 shares of our common stock at the calculated conversion rate

On May 21, 2008 Kent Hagood converted 228 shares of our preferred shares into 3,773,856 shares of our common stock at the calculated conversion rate

On June 2, 2008 David Garms converted 119 shares of our preferred shares into 1,969,688 shares of our common stock at the calculated conversion rate

On June 6, 2008 Terry Garms converted 119 shares of our preferred shares into 5,246,984 shares of our common stock at the calculated conversion rate

On June 6, 2008 David Devalk converted 15,149 shares of our preferred shares into 250,746,248 shares of our common stock at the calculated conversion rate

On June 12, 2008 we sold 2,500,000 shares of our common stock to Victor Spektor at $0.007 per share or an aggregate payment to us of $19,000.

On June 12, 2008 we sold 50,000 shares of our common stock to David Fenster at $0.05 per share or an aggregate payment to us of $2,500.

On June 12, 2008 we sold 120,000 shares of our common stock to Almog Veig at $0.05 per share or an aggregate payment to us of $6,000.

On June 12, 2008 we sold 200,000 shares of our common stock to Herbert Miller at $0.05 per share or an aggregate payment to us of $10,000.

On June 12, 2008 we sold 25,000 shares of our common stock to Jerry Carroll at $0.03 per share or an aggregate payment to us of $750.

On June 12, 2008 we sold 75,000 shares of our common stock to Thomas Nelson at $0.02 per share or an aggregate payment to us of $2,250.

On June 12, 2008 we sold 700,000 shares of our common stock to Richard Ahlborn at $0.03 per share or an aggregate payment to us of $21,000.

On June 12, 2008 we sold 250,000 shares of our common stock to Raymond Plevyak at $0.03 per share or an aggregate payment to us of $7,500.

On June 12, 2008 we sold 100,000 shares of our common stock to Mark Steele at $0.03 per share or an aggregate payment to us of $3,000.

On June 12, 2008 we issued 375,000 shares of our common stock to Isa Hishmeh in exchange for consulting services rendered by Isa Hishmeh. Each share of common stock was valued at $0.01 or an aggregate of $3,750.

On June 12, 2008 we issued 500,000 shares of our common stock to William Carey in exchange for energy related consulting services rendered by William Carey. Each share of common stock was valued at $0.01 or an aggregate of $5,000.

On June 12, 2008 we sold 5,000,000 shares of our common stock to Eric Ttee at $0.01 per share or an aggregate payment to us of $50,000.

On June 12, 2008 we issued 1,000,000 shares of our common stock to Peter Gianoukas in exchange for a lending fee  related to a loan made by Peter Gianoukas to the Company. Each share of common stock was valued at $0.01 or an aggregate of $10,000.

On June 12, 2008 we sold 500,000 shares of our common stock to Jay Zelesnick at $0.05 per share or an aggregate payment to us of $2,500.

On June 12, 2008 we issued 33,104,000 shares of our common stock to Graham Tanaka in exchange for a lending fee  related to a loan made by Graham Tanaka to the Company. Each share of common stock was valued at $0.01 or an aggregate of $331,040.

On June 12, 2008 we issued 33,104,000 shares of our common stock to Alkhalifa Petroleum in exchange for energy related consulting services rendered by Alkhalifa Petroleum. Each share of common stock was valued at $0.01 or an aggregate of $331,040.

On June 12, 2008 we issued 500,000 shares of our common stock to William Carey in exchange for energy related consulting services rendered by William Carey. Each share of common stock was valued at $0.01 or an aggregate of $5,000.

On June 12, 2008 Chris Salmonson converted 3,187 shares of our preferred shares into 52,751,224 shares of our common stock at the calculated conversion rate.

On June 12, 2008 we issued 8,276,000 shares of our common stock to Michael Flax in exchange for a lending fee related to a loan made by Michael Flax to the Company. Each share of common stock was valued at $0.01 or an aggregate of $82,760..

On June 12, 2008 we issued 500,000 shares of our common stock to Moore Stephens P.C.  in exchange for audit related consulting services rendered by Moore Stephens P.C. Each share of common stock was valued at $0.01 or an aggregate of $5,000.

On June 12, 2008 we issued 15,000,000 shares of our common stock to David Schneider in exchange for energy related consulting services rendered by David Schneider. Each share of common stock was valued at $0.01 or an aggregate of $150,000.

On June 13, 2008 Michael Flax converted 710 shares of our preferred shares into 11,751,920 shares of our common stock at the calculated conversion rate.

On June 20, 2008 Milton and Patricia Scott converted 46 shares of our preferred shares into 761,392 shares of our common stock at the calculated conversion rate.

On June 25, 2008 Antonio Ultimo converted 153 shares of our preferred shares into 2,532,456 shares of our common stock at the calculated conversion rate.

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