Form 10-Q
period 2008-09-30
FUELNATION INC
filed 2008-11-21
CIK 910111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________

FORM 10-Q

______________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
The Registrant’s common stock outstanding as of November 11, 2008, was 955,366,239 shares.

FUELNATION, INC.

[A DEVELOPMENT STAGE COMPANY]

CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

1

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

19

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

26

ITEM 4.      CONTROLS AND PROCEDURES

26

PART II – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

28

ITEM 1A.   RISK FACTORS

28

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

28

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

28

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

32

ITEM 5.      OTHER INFORMATION

32

ITEM 6.      EXHIBITS

32

ii

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our Financial Statements and notes thereto included herein. This quarterly financial statement is un-audited and contains forward-looking statements that involve risks and uncertainties, principally in the sections entitled “description of business,” “risk factors,” and “management’s discussion and analysis of financial condition and results of operations.” All statements other than statements of historical fact contained in this quarterly financial statement, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “risk factors” or elsewhere in this quarterly financial statement, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this quarterly financial statement. Before you invest in our common stock, you should be aware that the occurrence of the events described in the section entitled “risk factors” and elsewhere in this quarterly financial statement could negatively affect our business, operating results, financial condition and stock price. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this quarterly financial statement to conform our statements to actual results or changed expectations.

FuelNation, Inc. is referred to herein as “the Company”, "FuelNation", “we”, “our” or “us”.

iii

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

FUELNATION INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	[Unaudited]	[Audited]

ASSETS
Cash	$11,170	$–
Property and equipment, net of accumulated depreciation of $276,844	–	–
Other receivables- current	168,001	166,148
Total Assets	$179,171	$166,148

LIABILITIES AND STOCKHOLDERS' [DEFICIT]
CURRENT LIABILITIES:
Cash overdraft	$–	$1,162
Accounts payable	1,399,476	1,399,475
Accrued Liabilities	908,804	643,964
Payroll and Taxes Payable	2,312,374	2,297,469
Due to Affiliates	2,618,145	2,732,379
Note payable	790,000	100,000
Other Payables	360,042	150,102

Total Current Liabilities	8,388,841	7,324,551

Commitments and Contingencies	–	–

STOCKHOLDERS' EQUITY [DEFICIT]:

Preferred Stock, $.01 par value, 5,000,000 shares authorized;
5,350 and 29,286 issued and outstanding at September 30, 2008 and December 31, 2007 respectively	54	293
Common Stock, $.01 par value, 1,500,000,000 shares authorized;
783,718,180 and 144,143,148 issued and outstanding at September 30, 2008 and December 31, 2007 respectively	7,837,182	1,441,431
Additional paid-in capital	42,233,771	46,562,823
(Deficit) Accumulated in the Development Stage	(58,280,677)	(55,162,950)
Total Stockholders' [Deficit]	(8,209,670)	(7,158,403)

Total Liabilities and Stockholders' [Deficit]	$179,171	$166,148

The accompanying notes are an integral part of these financial statements.

FUELNATION INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,
	2008	2007

Revenue	$–	$–

Operating expenses:
Salaries and wages including related taxes	77,046	67,385
Consulting fees	99,700
Consulting fees - related party
Legal and professional	33,018	12,989
Marketing and promotion
Rent	–	8,706
Rent - related party
Depreciation	–
Other general and administrative expenses	120,457	14,840
Impairment loss on technology
Write down of inventory
Loss - deposits
Financing costs
Non - cash consulting fees	93,000
Non - cash consulting fees - related party
Non - cash financing costs	235,000
Non - cash general and administrative costs
Non - cash employee compensation
Stock- based compensation expense	47,646	47,646
Fuel oil transportation costs
Research and development cost	–	–
Total operating expenses	705,867	151,566

Operating Loss	(705,867)	(151,566)

Other Income (Expense):
Other (Expense) Income	–	–
Interest expense - related party	(32,585)	(32,726)
Interest expense	(20,034)	(3,000)
Total other (expense), net	(52,619)	(35,726)

Net Loss	$(758,486)	$(187,292)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Common
Shares Outstanding	752,648,886	84,160,520

The accompanying notes are an integral part of these financial statements.

FUELNATION INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			Accumulative in the Development Stage From
	Nine Months Ended		September 30, 2000
	September 30,		To
	2008	2007	September 30, 2008

Revenue	$–	$–	$–

Operating expenses:
Salaries and wages including related taxes	257,707	250,975	4,016,516
Consulting fees	440,690	88,004	1,444,141
Consulting fees - related party			221,162
Legal and professional	78,594	156,170	1,440,219
Marketing and promotion			512,293
Rent	16,624	35,658	442,147
Rent - related party			45,387
Depreciation	–		276,847
Other general and administrative expenses	478,233	107,707	2,336,328
Impairment loss on technology			1,581,747
Write down of inventory			499,749
Loss - deposits			1,022,500
Financing costs	295,000		465,042
Non - cash consulting fees	587,790		29,903,386
Non - cash consulting fees - related party			3,644,251
Non - cash financing costs	658,800		771,000
Non - cash general and administrative costs			42,000
Non - cash employee compensation			6,962,527
Stock- based compensation expense	142,938	297,320	839,369
Fuel oil transportation costs		357,881	657,881
Research and development cost	–	–	10,000
Total operating expenses	2,956,376	1,293,715	57,134,492

Operating Loss	(2,956,376)	(1,293,715)	(57,134,492)
Other Income (Expense):
Other (Expense) Income	–	1	(694,954)
Interest expense - related party	(95,765)	(91,288)	(296,651)
Interest expense	(65,584)	(9,002)	(154,580)
Total other (expense), net	(161,349)	(100,289)	(1,146,185)

Net Loss	$(3,117,725)	$(1,394,004)	$(58,280,677)

Basic and Diluted Net Loss per Common Share	$(0.01)	$(0.02)
Basic and Diluted Weighted Average Common
Shares Outstanding	415,737,651	79,756,635

The accompanying notes are an integral part of these financial statements.

FUELNATION INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Accumulative During Development Stage
	Nine Months Ended
	September 30,
	2008	2007

Operating Activities:
Net loss	$(3,117,725)	$(1,394,004)	$(58,280,677)
Adjustments to reconcile net loss to net cash provided by
(used) in operating activities:
Depreciation	–		276,847
Write- down of Technology			1,581,747
Write- down of Inventory			499,749
Non- Cash Employee Compensation			6,962,527
Non- Cash Consulting Fees	587,790		29,903,386
Non- Cash Consulting Fees -Related Party			3,644,251
Non- Cash Financing Costs	658,800		771,000
Non- Cash General and Administrative Costs			42,000
Write- Down of Investments			657,686
Write- Down of Deposits			1,022,500
Other	2,152		60,660
Amortization of Discount on Convertible Debt			30,394
Stock based compensation expense	142,938	297,320	839,369
			–
Changes in Assets and Liabilities:
[Increase] Decrease in:
Inventory			(499,748)
Due from Escrow Accounts			(45,000)
Due from Affiliates	346,045	546,996	3,109,043
Other	(1,853)	59,835	(36,176)

Increase [Decrease] in :
Accounts Payable	–	504,961	1,432,388
Accrued Liabilities	509,839	100,288	1,245,136
Payroll and Taxes Payable	14,905	9,104	2,312,372

Net cash provided by (used) in operating activities	(857,109)	124,500	(4,470,546)

Investing Activities:
Payments for Technology	–	–	(544,903)
Purchase of Fixed Assets	–		(276,846)
Bond Issuance Deposit			(380,000)
Refund of Bond Issuance Deposit			50,000
Advances Toward Pending Acquisition			(402,724)
Cash Received in Acquisition	–	–	1,109
Net cash used in investing activities	–	–	(1,553,364)

FUELNATION INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

Financing Activities:
Payment for option	–		–
Cash Overdraft	(1,161)	712	–
Net Proceeds from issuance of common stock	424,440		4,482,909
Net Proceeds from issuance of preferred stock			610,200
Proceeds from Issuance of Convertible Debt			35,953
Proceeds from Related Party Debt			832,069
Payment of Related Party Debt			(223,705)
Payment of Convertible Debt			(11,542)
Exercise of Stock Options			15,000
Debt Restructuring			(255,804)
Net Proceeds / (Payments) of Loans Payable	445,000	(132,398)	550,000
Net cash provided by financing activities	868,279	(131,686)	6,035,080

Net (Decrease) in Cash	11,170	(7,186)	11,170

Cash, Beginning of Period	–	7,186	–

Cash, End of Period	$11,170	$–	$11,170

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest:	$6,500	$2	$9,222
Cash paid during the period for Income Taxes:	$–	$–	.

The accompanying notes are an integral part of these financial statements.

Supplemental Schedule of Non Cash Investing and Financing Activities:

During the nine months ended September 30, 2008 and 2007

During the first quarter of 2008, 75 shares of preferred stock were converted into 12,429,152 shares of common stock based on a conversion rate formula.

During the second quarter of 2008, 21,011 shares of preferred stock were converted into 347,774,072 shares of common stock based on a conversion rate formula.

During the second quarter of 2008, 3,187 shares of preferred stock owned by the CEO of the Company were converted into 52,751,224 shares of common stock based on a conversion rate formula.

During the second quarter of 2008, a total of 49,479,000 shares of common stock valued at $494,790 was issued to various consultants for services performed and has been shown as non -cash consulting fees in the financial statements.

During the second quarter of 2008, a total of 42,380,000 shares of common stock valued at $423,800 was issued to various lenders as incentive to loan the Company money and has been shown as non -cash financing costs in the financial statements.

During the second quarter of 2008, 215,176 shares of common stock valued at $2,152 was issued as a gift to a former employee and has been shown as non -cash other in the financial statements.

During the third quarter of 2008, 2,019 shares of preferred stock were converted into 33,418,488 shares of common stock based on a conversion rate formula.

During the third quarter of 2008, a total of 9,300,000 shares of common stock valued at $93,000 was issued to various consultants for services performed and has been shown as non -cash consulting fees in the financial statements.

During the third quarter of 2008, a total of 23,500,000 shares of common stock valued at $235,000 was issued to various lenders as incentive to loan the Company money and has been shown as non -cash financing costs in the financial statements.

The following transactions occurred in 2007:

During the second quarter of 2007, 2,602 shares of preferred stock were converted into 12,708,168 shares of common stock based on a conversion rate formula.

FUELNATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

[1]

Nature of Operation and Basis of Presentation

FuelNation Inc., before being acquired in October 2000 was formerly known as International Pizza Corporation, QPQ Corporation and Regenesis Holdings, Inc., is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") and was incorporated under the laws of the State of Florida on July 6, 1993. Prior to changing its business model in June 2005, the Company had been a development stage enterprise attempting to establish and operate retail convenience stores and travel centers from 2000 to present. In addition, the Company was also engaged in the development of providing real-time e-commerce communications in the petroleum marketing and energy services industry from 2000 to 2003. In conjunction with the Company discontinuing its former business model in June 2005, it intends to reposition itself as a Global Energy Services company through the Global acquisition of regional best-of-breed Global Energy Services providers. As of September 30, 2008, the Company has not produced revenues since inception (unaudited) and will continue to report as a development stage company until significant revenues are produced.

The unaudited financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2007 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire year ending December 31, 2007.

Description of Development Stage Activities - FuelNation, Inc. [the "Company" or "FuelNation"], a Florida corporation, located in West Palm Beach, Florida has been in the development stage since its reorganization on October 13, 2000. In conjunction with the Company discontinuing its former business model in June 2005, it intends to reposition itself as a Global Energy Services company through the Global acquisition of regional best-of-breed Global Energy Services providers. Management believes the company has been positioned properly as a Global Energy Services enterprise and has procured ample opportunities to enter the Global Energy Services business with a competitive advantage. This advantage is realized by partnering with strategic relationships developed over the years to obtain acquisition and business opportunities otherwise only offered to select groups and not at public auction. This model is proving itself very effective based on the possible opportunity to own a minority interest ownership in Ventspils Nafta Terminal LTD., which is the largest Baltic Sea Region oil and petroleum product transshipment terminal operating in Ventspils port liquid cargo area. In addition, the Energy from Waste opportunity that was presented to us to participate in the design, build and management of a 5,000 metric ton per day energy from waste facility in Sao Paulo, Brazil, that was procured by SEFICO, Inc and offered to FuelNation Inc.  The ownership of SEFICO, Inc. is affiliated by our association with Mr. Emilio Zabaleta our manager of FuelNation Government Services, whom has operated his family company Sefico Inc. www.sefico.com since 1961 and whose family has been in the waste to energy business for the past 47 years. Sefico is providing the technical knowhow, management and licensing for the waste to energy installations. The details of both the Ventspils Nafta Terminal LTD. and the Energy from Waste acquisitions are further described under the heading “Plan of Operation.”

To Further our development to become a Global Energy Services Enterprise we have established several subsidiaries that each have a specific purpose in the energy services as described below. These subsidiaries allow the developmental stage of the company to be closely monitored and more efficiently track expenses for specific geographic projects. These subsidiaries have managers and consultants operating them without salaries. FuelNation Inc. pays for the expense reimbursement to procure opportunities until such time the subsidiary is able to generate income and sustain its own operations. The managers and consultants in some cases will receive restricted common stock in FuelNation for their services.

FUELNATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

[1]

Nature of Operation and Basis of Presentation-Continued

Since the establishment of our subsidiaries The Company conducts all of its operations through the following operating subsidiaries, which are referred to as the "Operating Subsidiaries" As of September 30, 2008 :

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

•

Waste Energy Of Brazil One, LLC, a Florida limited liability company, Incorporated on November 27, 2007  owned 100% by FuelNation Inc. This company was established to secure the design, build and management and financing for our First 5,000 metric ton per day energy from waste facility in Sao Paulo, Brazil.

•

Waste Energy Of Brazil Two, LLC, a Florida limited liability company, Incorporated on November 27, 2007 owned 100% by FuelNation Inc. This company was established to secure the design, build and management and financing for a Second 5,000 metric ton per day energy from waste facility in Sao Paulo, Brazil.

The rest of this page was intentionally left blank

FUELNATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

[1]

Nature of Operation and Basis of Presentation-Continued

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

[2]

Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note [2] to the Company’s financial statements in the December 31, 2007 Quarterly financial statement -KSB

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items by which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements". The Company does not expect the adoption of SFAS No. 159 to have a material effect on its financial statements

In December 2007, the FASB issued SFAS No. 160, '“Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes. The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. The amount of consolidated net income attributable to the parent and to the non-controlling interest be dearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary is initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The changes to current practice resulting from the application of SFAS No. 160 is effective for financial statements issued for fiscal years beginning alter December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 160 before December 15, 2008 is prohibited. The Company has not evaluated the effect, if any, that SFAS No. 160 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), 'Business Combinations - Revised,' that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company does not expect the adoption of SFAS No. 141(R) to have a material effect on its financial statements.

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

The Company remains in the development stage with no source of revenues. The Company intends to reposition itself as an “Energy Services” management company and expects to continue to report as a development stage company until the Company completes its first acquisition of a Global Energy Services business. However, there can be no assurances as to when this may occur as the execution of the Company’s business plan is dependent upon its ability to raise the funding necessary to finance its proposed acquisition strategy. Until the Company completes its first acquisition it will generate no revenues and will incur losses to the extent of its costs of operation and overhead necessary to support its infrastructure as a public company.

Prior to changing its business model, the Company had been a development stage enterprise attempting to establish and operate retail convenience stores and travel centers from 2000 to present. In addition, the Company was also engaged in the development of providing real-time e-commerce communications in the petroleum marketing and energy services industry from 2000 to 2003. In conjunction with the Company discontinuing its former business model, it intends to reposition itself as a Global Energy Services Enterprise through the Global acquisition of regional best-of-breed Global Energy Services providers.

Provided it can secure adequate funding in order to finance its growth objectives, the Company plans to achieve this objective by completing an initial platform acquisition and then expanding its geographic presence and service offerings through a combination of synergistic acquisitions and the organic expansion of its growing base of Global Energy Services operations.

Management recognizes that the Company must raise significant funding in order to commence its acquisition and operating strategy. Management intends to accomplish this through a combination of debt and equity financing or other means that it deems necessary, with a view toward building a global Energy Services Enterprise. However, no assurance can be given that the Company will be successful in raising additional capital. Even assuming the Company successfully raises additional equity, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company may not be able to meet its obligations and continue operations as a going concern.

[4]

Related Party Transactions

The Company has borrowed monies from related parties to fund operations. For the nine months ended September, 30, 2008 and 2007 the Company borrowed (repaid) approximately a net amount of( $86,135) and $597,175 respectively from(to) the Chief Executive Officer [“CEO”]. At September 30, 2008 and 2007, the balance owed to the [“CEO”] was $2,482,120 and $2,668,931 respectively and is included in Due to Affiliates. Currently, there are no repayment terms for the debt and it is treated as if due on demand. Interest at the rate of 5% per annum is being charged on the amount owed. For the nine months ended September 30, 2008 and 2007, interest expense on loans from related parties was $95,765 and $91,288 respectively.

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

An amount of $853,908 was advanced to Nika oil. Nika Oil Ltd. is a Russian limited liability company and FuelNation Inc. owns a 30% interest in this company. These funds were advanced from FuelNation to pay for acquisition costs of the terminal in the Baltic Sea. The repayment of these funds will take place at the closing of the terminal acquisition, which is schedule by December 2008. No interest has been charged on this outstanding amount. The amount owing has been eliminated on Consolidation of the financial statements [See Basis of Presentation – note 1]

An amount of $128,540 was advanced to Leman Energy, from FuelNation to pay for acquisition costs of the terminal in the Baltic Sea. Leman Energy Trading Inc. is a Panamanian corporation FuelNation Inc. owns a 100% interest in this company. The repayment of these funds will take place at the closing of the terminal acquisition, which is schedule by December 2008. No interest has been charged.. The amount owing has been eliminated on Consolidation of the financial statements [See Basis of Presentation – note 1]

[6]

Other Receivables

Included in other receivables is an amount of $130,000 owing from First Equity. These monies were advanced from FuelNation to pay for Government costs incurred in Venezuela for financing on behalf of Leman Energy Trading, Inc., Collection procedures are commencing and attempts are being made to collect the full amount of funds owed. Management believes this amount will be fully repaid in 2008.Also included in other receivables is deposits and advances made to employees amounting to $38,001.

FUELNATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

[7]

Notes Payable

In 2008 the Company borrowed an additional $200,000, increasing the original loan amount from $100,000 to the new loan amount of $300,000. The note is payable on April 12, 2008 and the total amount of the principal and interest may be paid in cash or shares of FuelNation Inc. Interest on the note is being charged at 12% per annum on the loan amount, and the Company has agreed to give the note holder an equity kicker of 1,000 Series A Preferred Shares of FuelNation, Inc. In the event an additional 30 day extension is requested by the Company to repay the loan, an additional equity kicker of 1,000 Series A Preferred Shares of FuelNation Inc and the same 12% interest per annum will apply. As collateral for the loan, the CEO has pledged 10,000 Series A Preferred Shares of FuelNation Inc. As of September 30, 2008 the principal amount owing was $300,000. For the nine months ended September 30, 2008 and 2007 interest expense was $26,000 and $0 respectively. As the repayment date is past due, the note is currently in default. Both parties have mutually agreed that in October 2008, full repayment of the note will be in the form of shares of common stock of the Company.

In January 2008, VNT Fuel Energy Cypress Trading Limited (100% wholly owned by FuelNation Inc) executed a Secured Promissory Note in the sum of $490,000 inclusive of fees of $245,000 and interest, to be repaid on or before April 7,2008. As collateral for the loan, the CEO has pledged 4,900 shares of preferred Series A Shares of FuelNation Inc. Interest on the promissory note are being charged at 18% per annum on the amount owing. At September 30, 2008 the amount owing was $490,000 and for the nine months ended September 30, 2008 interest expense was $33,075 As the repayment date is past due, the note is currently in default.

In January 2008, the Company executed a Note Payable for $100,000. The terms and conditions of the note call for unpaid principle and all accrued and unpaid interest to be due and payable on April 10, 2008 and an arrangement fee of $50,000 for a total of $154,500. The principal note, including interest and fees was paid in full in the second quarter of 2008. For the nine months ended September 30, 2008 interest expense was $6,500.

[8]

Payroll and Taxes Payable

The Company has primarily funded its payroll costs through borrowing from related parties [See Note 4]. Payroll taxes have become delinquent since the second quarter of 2001. These liabilities through September 30, 2008 amount to approximately $696,000 and in addition we have recorded interest and penalties in the amount of $270,000. In addition the company has recorded a payroll liability for wages owed in the amount of $1,300,000. Penalties [to the maximum limits] and interest will accrue on such payroll tax liabilities, as well as additional payroll tax liabilities incurred subsequent to September 30, 2008, until paid. In 2006, the CEO pledged shares of preferred stock owned by him to the Internal Revenue Service as guarantee for the payment of payroll tax liabilities. The company has retained a Tax attorney to assist in these negotiations with the Internal Revenue Service and believes a resolution will be forth coming in 2008.

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

FUELNATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

[9]

Stockholders' Equity-Continued

FUELNATION INC. pursuant to the authority contained in the Company's Articles of Incorporation, the unanimous written consent of the Board of Directors of the Company Dated April 29, 2008, and the Written Consent of the Shareholders, has declared a (“Mandatory Conversion Event”). All outstanding shares of the Series A Preferred Stock shall, without any action on the part of the holder hereof or the Corporation, be converted automatically into shares of the Common Stock at the applicable Conversion Rate. The conversion rate in effect with respect to each share of the Series A Preferred Stock (the "Conversion Rate") shall be equal to 16,552 shares of Common Stock of the Corporation.  Certificates evidencing shares of Series A Preferred Stock must be surrendered at the transfer agent for the Common Stock. This notification was mailed by Continental Stock Transfer & Trust Company the companies transfer agent.

We requested all holders of Series A Preferred Stock to send their stock certificates to our transfer agent to receive shares of Common Stock of the Corporation. This is a mandatory conversion and your common shares will not be sent to you until you have surrendered your Series A Preferred Stock certificate.

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

In the third quarter of 2008, 2,019 shares of preferred stock were converted into 33,418,488 shares of common stock based on a conversion formulae, of 16,552 shares of common stock issued for every one share of preferred stock converted.

Common Stock

During 2007, 9,500,000 shares of common stock were issued for $100,000.

During 2007, 33,225,000 shares of common stock were issued to various individuals for consulting and other services, which resulted in a non-cash charge to operations of $996,750.

In November 2007, the CEO was issued 14,000,000 shares of common stock as consideration for accrued compensation at a price of $140,000.

In February 2008, 6,780,000 shares of common stock were issued for $30,000.

In February 2008, 16,000,000 shares of common stock were issued to the CEO at par value.

In June 2008, 9,520,000 shares of common stock were issued for $124,540.

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

FUELNATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

[9]

Stockholders' Equity-Continued

In June 2008, 215,176 shares of common stock valued at $2,152 were issued as a gift to a former employee.

In July 2008, 6,300,000 shares of common stock were issued to various individuals for consulting and other services, which resulted in a non-cash charge to operations of $63,000.

In July 2008, 9,500,000 shares of common stock were issued to various lenders as incentive to loan the Company money, which resulted in a non-cash charge to operations of $95,000.

In July 2008, 30,027,920 shares of common stock were issued to an individual at par value for consulting and other services. The amount of the issuance of $300,279 was offset against the CEO’s loan account to the Company

In August 2008, 6,000,000 shares of common stock were issued for $60,000.

In August 2008, 3,000,000 shares of common stock were issued to an individual for consulting and other services, which resulted in a non-cash charge to operations of $30,000.

In September 2008, 14,000,000 shares of common stock were issued to a lender as incentive to loan the Company money, which resulted in a non-cash charge to operations of $140,000.

See Note 9, (Preferred stock) for additional equity transactions.

[10]

Income Taxes

An analysis of the components of income taxes is as follows:

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Current
Federal	$—	$—
State	$—	$—
TOTALS	$—	$—

Deferred:	$—	$—
Federal	$—	$—
State	$—	$—
TOTALS	$—	$—

TOTALS	$—	$—

Income taxes for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

	Nine months ended September 30, 2008 (Unaudited)	Nine months ended September 30, 2007 (Unaudited)
Computed Federal Statutory Tax Benefit	(34%)	(34%)

Valuation of Temporary Differences	34%	34%
Actual	—	—

FUELNATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

[10]

Income Taxes-Continued

The components of the net deferred tax asset and liability are as follows:

	Nine months ended September 30, 2008 (Unaudited)	Year ended December 31, 2007
Deferred Tax Asset - Long-Term:
Net Operating Loss Carry forward	$4,359,430	$3,592,000
Start-up Costs	5,281,000	4,901,000
Stock Based Compensation	11,500,289	11,445,000
Valuation Allowance	(21,140,719)	(19,938,000)
Long-Term Deferred Tax Asset		$—

Total valuation allowance increased by $1,202,719 for the nine months ended September 30, 2008, and $808,000 and $745,000 in 2007 and 2006, respectively.

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

As of September 30, 2008 and December 31, 2007, no options were available to grant under the Plan.

FUELNATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

[11]

Stock Options and Warrants-Continued

A summary of the changes in outstanding common stock options and warrants is as follows:

	Warrants	Warrants Weighted Average Exercise Price	Options	Options Weighted Average Exercise Price	Options Weighted Average Contract Life
Outstanding – 12/31/05	701,152	$4.31	3,126,696	$0.03
Granted	—		150,000	$0.15
Expired /Forfeited	(710,152)	$4.31

Outstanding – 12/31/06	—		3,276,696	$0.04
Granted	—		4,000,000	$0.15
Expired /Forfeited	—		—

Outstanding – 12/31/07	—		7,276,696	$0.10	1.61
Exercisable – 12/31/07	—		5,489,188	$0.12	1.41

Outstanding – 09/30/08	—		7,150,000	$0.10	.88
Exercisable – 09/30/08	—		5,974,983	$0.11	.79

The following table summarizes information about stock options at September 30, 2008:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Price	Numbers	Weighted- Average Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Contractual Life	Weighted- Average Exercise Price
$0.03 - $0.03	3,000,000	1.42 Years	$0.03	1,874,983	1.42 Years	$0.03
$0.15 - $0.15	4,150,000	0.50 Years	$0.15	4,100,000	0 .50 Years	$0.15
	—		—
	—		—
	—		—
TOTALS	7,150,000			5,974,983

Total compensation costs recognized for stock based employee compensation awards was $142,938 and $297,320 for the nine months ended September 30, 2008 and 2007, respectively.

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

These policies include, but are not limited to, the carrying value of the inventory and fixed assets, the life of fixed assets, the expensing of the costs relating to development activities, and the valuation of common stock related to compensation and other services. Complex judgments and estimates underlie these critical accounting policies, such as the estimated life of fixed assets for depreciation purposes, the market valuation of inventory in reporting inventory at the lower of cost or market, dividing consultants’ compensation between expense categories of development activities and sales activities, dividing compensation and payments to third parties between cost of goods sold category and general and administrative expense, and the determination of the market value of restricted stock when issued as compensation or as repayment for loans.

For the nine months and three months ended September 30, 2008 and 2007 Operations.

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

OVERVIEW

We are a development stage company implementing a new business plan.

We have recently discontinued our former business model involving the development of travel centers, and adopted a new model involving the development of Global Energy Services” providers. We have not yet commenced operations or completed an acquisition under our new business model. As a result, we have virtually no operating history under our current business model. Even though we are being managed by senior executives with significant experience in the industry, our limited operating history makes it difficult to predict the longer-term success of our business model.

We have not yet acquired any operating business.

Although the Company has identified an acquisition candidate, we have yet to acquire any company in the “Energy Services” business and there can be no assurance that we will be able to complete any such acquisition on terms acceptable to us if at all.  Unless and until we complete such an acquisition, our business will consist solely of identifying and negotiating with potential acquisition candidates.

Our present levels of capital may limit the implementation of our business strategy.

The objective of our business strategy is to build a global “Energy Services” organization. Critical to this strategy is an aggressive acquisition program which will require the acquisition of a number of diverse companies within the “Energy Services “covering a variety of geographic regions and specialized service offerings. The cash we seek to raise in the private placement of equity and debt Offering’s will only be sufficient to finance a certain portion of the cash needed to close on our Initial Acquisition.  As a result, after our Initial Acquisition is completed, we will have limited cash resources.  Our ability to make additional acquisitions thereafter without securing additional financing from outside sources will be limited. This may limit or slow our ability to achieve the critical mass we may need to achieve our Global “Energy Services” objectives.

Risks related to acquisition financing.

When we complete our Offering, we will have only sufficient capital to make our Initial Acquisition.  In order to pursue our acquisition strategy in the longer term, we will require additional financing, which we intend to obtain through a combination of traditional debt financing or the placement of debt and equity securities. We may finance some portion of our future acquisitions by either issuing equity or by using shares of our common stock for all or a substantial portion of the consideration to be paid. In the event that the common stock does not attain or maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept common stock as part of the consideration for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to maintain our acquisition program. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional capital through debt or equity financings.

Our future business operations principally will involve “Energy Services” this will primarily be in two very distinct platforms of the Energy business. The First Platform will be providing Energy Services in the transportation of petroleum products and crude oil and in some instances negotiating agreements for purchase, storage and resale of petroleum products and crude oil. The Second Platform will be providing “Energy Services” in the Solid Waste Management business and in some instances designing, building, managing, receiving, baling, transportation, storage, resale and disposal of Solid Waste.

We have assembled a management team to assist in executing the Energy Services business plan. We have executed a memorandum of understanding to buy the Ventspils Nafta Terminal. Our business plan is contingent upon receiving adequate financing. Our primary needs for cash are for the acquisition, operation, development of our business strategy and for working capital obligations.

OPERATIONAL AND FINANCIAL OBJECTIVES

We have adopted a Plan of Operation to assist with the execution of our business objectives; we have identified funding sources and will be actively pursuing additional debt and equity opportunities. All of these details are further described below.

Financial Condition and Changes in Financial Condition

Our continued activities are dependent on obtaining adequate financing. Our financial condition for the nine months and three months ended at September 30, 2008, compared with six and three months ended at September 30, 2007, is summarized as follows:

Liquidity and Capital Resources

At September 30, 2008, we had negative working capital of $8,209,670 compared to $6,609,462 at September 30, 2007.

Net cash outflows provided (used) from operating activities was ($857,109) for the nine months ended September 30, 2008, compared to $124,500 for the nine months ended September 30, 2007. This cash outflow for the nine months ended September 30, 2008 is primarily due to the net loss from operations of $3,117,725 which was offset by non-cash  consulting fees of $587,790, non cash financing cost $658,800, increase in due from affiliates of $346,045 an increase in accrued liabilities of $509,839 and stock based compensation expense of $142,938.  The cash provided from operating activities for the nine months ended September 30, 2007 are primarily due to the net loss of operations of $1,394,004 offset by  increase in accounts payable of $504,961,  increase in due from affiliates of $546,996, and stock based compensation expense of $297,320.

Our independent registered public accounting firm has issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2007 since we have experienced recurring net losses and at September 30, 2008 have a working capital deficiency. Further, as stated in Note 3 to our consolidated financial statements for the nine months ended September 30, 2008, we have experienced significant losses from operations totaling $(3,117,725) and $(1,394,004) for the nine months ended September 30, 2008 and 2007, respectively and had an accumulated deficit of $(58,280,677) for the period from our inception to September 30, 2008. We had a stockholders’ deficit for the nine months ended September 30, 2008 and 2007 of $(8,209,670) and $(6,609,462), respectively. Our operations have been largely reliant upon loans from our affiliates. At September 30, 2008 and September 30, 2007, we were indebted to our affiliates in the amount of $(2,618,145) and $(2,862,500) respectively, the funds of which have enabled us to continue our operations. Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

Results of Operations

We incurred net losses of $(758,486) during the quarter ended September 30, 2008, representing an increase of $(571,194) over the 2007 quarter. This increase is due to the company using outside consulting and incurring a non-cash consulting expense and non-cash financing costs

An analysis of the major components of the results of operations is as follows:

Revenues

To date the company has not had any revenues and there can be no assurances we will have revenues in the future. In Iraq, we have shipped fuel-oil for third parties and have booked this as a net expense for fuel oil transportation costs at nine months ended September 30, 2008 and 2007 of $(0) and $(357,881), respectively. The management and board of directors anticipates these operations in Iraq will commence again in third second quarter 2009 and the company will be able to have sustained revenues, however, there can be no assurances the operations in Iraq will be able to re-commence. In addition, we will attempt to generate revenues through our crude oil supply agreement with Nika Oil Ltd, by first quarter 2009, where we would begin delivering crude oil to end users. Further, we will attempt to generate revenues by first quarter 2009 from baling municipal solid waste in Sao Paulo, Brazil through Waste Energy of Brazil Once, LLC and in Palm Beach County, through a to be formed operating subsidiary, where the company maintains its headquarters, into 3 ton bales and storing at remote locations for future sale to companies that operate energy from waste facilities.  It is anticipated the baling will be able to provide revenues by first quarter 2009 because there is less uncertainties operating a business in the United States, than there is in Russia, Iraq, Brazil or other countries.

Total Costs and Expenses

Total costs and expenses increased by $(571,194) for the quarters ended September 30, 2008, from $(187,292) for the comparable 2007 period. Total costs and expenses increased as a result of the company using outside consulting and incurring non-cash loan financing costs and non-cash consulting fees.

Uncertainties and Trends

RESULTS OF OPERATIONS

We generated no revenues during the nine months ended September 30, 2008 and 2007. We will attempt to generate revenues through our crude oil supply agreement with Nika Oil Ltd, by first quarter 2009, where we would begin delivering crude oil to end users. In addition, we will attempt to generate revenues by first quarter 2009 from baling municipal solid waste in Sao Paulo, Brazil through Waste Energy of Brazil Once, LLC and in Palm Beach County, through a to be formed operating subsidiary, where the company maintains its headquarters, into 3 ton bales and storing at remote locations for future sale to companies that operate energy from waste facilities. Total operating expenses were $705,867 for the quarters ended September 30, 2008, compared to $ 151,566 for the quarters ended September 30, 2007. The expenses incurred during the quarters ended September 30, 2008 arose primarily from salaries and wages, including related payroll expenses ($77,046), legal and professional ($33,018),consulting fees($99,700), non-cash consulting fees($93,000), non-cash financing costs($235,000) and other general and administrative expenses ($120,457). The changes in these expenses in 2008 compared to the same period in 2007, were, increase in consulting fees of ($99,700), increase in non-cash consulting fees($93,000), increase in non-cash financing costs($235,000) and a increase in other general and administrative expenses of ($105,617). Additionally, we incurred interest expense of $52,619 in 2008 compared with interest expense of $35,726 in 2007. As a result, we incurred a net loss of $758,486 for the quarters ended September 30, 2008, compared to a Net Loss of $187,292 for the quarters ended September 30, 2007.

PLAN OF OPERATION

To date, our activities remain in the development stage. We did not earn any revenues from operations for the three and nine months ended September 30, 2008 and 2007, and we do not anticipate earning any revenues until such time as we are able to acquire a platform business and commence operations. We will attempt to generate revenues through our crude oil supply agreement with Nika Oil Ltd, by first quarter 2009, where we would begin delivering crude oil to end users. In addition, we will attempt to generate revenues by first quarter 2009 from baling municipal solid waste in Sao Paulo, Brazil through Waste Energy of Brazil Once, LLC and in Palm Beach County, through a to be formed operating subsidiary, where the company maintains its headquarters, into 3 ton bales and storing at remote locations for future sale to companies that operate energy from waste facilities.

We intend to build a leading global Energy Services company by acquiring regional best-of-breed Energy Services providers. Through Global acquisitions, we plan to establish third-party Global Energy Services, offering a full range of transportation and distribution solutions. In addition to transportation services, we also intend to provide a broad range of value added supply chain management services, including order fulfillment, inventory management and storage.

We plan to achieve this objective by completing an initial platform acquisition in the Energy Services industry and then expanding our geographic presence and service offerings through a combination of synergistic acquisitions and the organic expansion of our growing base of Global Energy Services operations.

Once our platform acquisition is completed, the focus of our strategy will be on acquiring and integrating Global Energy Services businesses that are likely to benefit from our anticipated access to sources of financing and long-term growth strategy. Acquisition targets will be selected based upon their ability to demonstrate:

•

historic levels of profitability;

•

a proven record of delivering superior Global Energy Services;

•

an established customer base of large and mid-sized companies; and

•

opportunities for significant growth within Global segments of our business.

Once acquisitions are completed, we intend to create additional shareholder value by improving productivity through the implementation or adoption of our technologies and business processes, improving transportation margins through the leverage of our growing purchasing power and enhancing the opportunity for organic growth through cross-selling opportunities and expanded services offerings.

Our strategy has been designed to take advantage of shifting market dynamics. The third party Global Energy Services industry continues to grow as an increasing number of businesses outsource their Global Energy Services functions to more cost effectively manage and extract value from their supply chains. In addition, the industry is positioned for further consolidation as it remains highly fragmented, and as customers are demanding the types of sophisticated and broad reaching service offerings that can more effectively be handled by larger more diverse organizations.

Given the size and highly fragmented composition of the industry, management believes there is an excellent opportunity to execute a consolidation strategy through the selective acquisition of other companies with complementary businesses with earnings in the range of $30 million to $50 million annually that have the potential, with our Energy Services, to increase their growth and earnings by thirty-five percent (35%) annually. We believe that companies of this size may be receptive to our acquisition program and will understand the synergies and business potential we deliver with the acquisition.  In addition, lending and equity should have far greater opportunities on a consolidated basis after the acquisition is completed.

In addition, we believe through our energy services there is an excellent opportunity to execute a consolidation strategy through the selective long term leasing and eventually the acquisition and development of Solid Waste Transfer Facilities globally. These Transfer Facilities will be targeted in major cities that have a minimum excess Solid Waste removal requirement of 3,000 tons per day. We intend to sign long term leases of transfer facilities and install a solid waste shredder, baler and wrapper that packages solid waste in three (3) ton bales to be transported and stored at remote locations for resell at a future date as fuel for energy from waste plants.

We have entered into a memorandum of understanding to acquire our first business and have also entered into a real estate purchase contract to secure a location to design, build and manage energy from waste facility in Sao Paulo, Brazil (as described below). We have also identified a number of additional companies that may be suitable as lease and acquisition candidates and we are in preliminary discussions with a select number of them. Our preliminary discussions indicate we could sign a lease for a transfer station in Palm Beach County this fourth quarter 2008 which will allow us to start our baling of solid waste and generating revenues by first quarter 2009. We are actively looking for a transfer station in Sao Paulo, Brazil to lease and start our baling of solid waste and generating revenues by first quarter 2009.

Our acquisition strategy is, however, dependent upon, among other factors, our ability to secure additional financing through the sale of debt or equity securities, and the development of an active trading market for our securities, neither of which can be assured.

We do not anticipate hiring any additional employees until we complete our initial acquisition or sign a lease to operate a transfer station to begin our baling of municipal solid waste. Except for our leasing and acquisition strategy, we do not anticipate acquiring any material property or equipment during the next twelve months outside of this business platform.

Proposed Acquisition

First Proposed Acquisition: FuelNation intends on acquiring a “MINORITY INTEREST” ownership in the largest Baltic Sea Region oil and petroleum product transshipment terminal operating in Ventspils port liquid cargo area. On October 17, 2007, Nika Oil Ltd. entered into a Memorandum of Understanding with Ventspils NAFTA for the purchase of the Ventspils Nafta Terminal in Ventspils, Latvia. Ventspils Nafta Terminal LTD. is the largest Baltic Sea Region oil and petroleum product transshipment terminal operating in Ventspils port liquid cargo area. THIS MEMORANDUM OF UNDERSTANDING IS NON-BINDING AND ONLY REFLECTS THE INTENTION OF THE PARTIES AND IS SUBJECT TO AN EXECUTED AGREEMENT. WE DO NOT HAVE A WRITTEN INDICATION OF PURCHASE PRICE OTHER THAN VERBAL INDICATIONS FROM ALL PARTIES TO THE TRANSACTION DURING THE SIGNING OF THE MEMORANDUM OF UNDERSTANDING THAT THE DEPRECIATED ASSET VALUE WOULD BE A STARTING POINT. Crude oil and petroleum products are received by pipeline and railways. The tank farm of the enterprise exceeds 1 million cubic meters. Nika Oil plans to attempt to have the Russian government approve the re-opening of the crude oil pipeline that supplies Ventspils Nafta Terminal from Russia to Latvia. This pipeline was shut down in a dispute between Russia and Latvia in January 2003. It is management’s understanding the agreement to re-open the pipeline is obtainable by fourth quarter 2008.

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

b)

Nika Oil is responsible to provide the oil supply from the Russian government to Ventspils Nafta Terminal in Latvia. Nika Oil has assured our board of directors that the negotiations are ongoing and the agreement to re-open the pipeline is obtainable by fourth quarter 2008.

c)

In addition to financing the purchase of the terminal we are responsible to open a trade line of credit to purchase crude oil from Russia. This trade line of credit is available through numerous money center banks in Europe and provides for substantial leverage with the crude oil as collateral. We have identified the European banks that will provide our financing and in this regard we are discussing the financial structures available for purchase in first quarter 2009. However, there is no assurance we will be able to obtain any such financing.

We anticipate The payment for the Leveraged buyout will be completed in under 12 months from cash flow and financing as follows: Our Bilateral negotiation with the Russian and Latvia governments for the opening of the pipeline upon our purchase of 100% of the outstanding shares of the Ventspils Nafta Terminals SIA is anticipated to take place in fourth quarter 2008. The Russian Government has ordered on March 18, 2008 the oil to flow through the pipeline in the amount of 30,000,000 metric tons (MT) annually. In addition, the Russian Government has agreed to allow an additional 5,000,000 MT annually of crude oil to flow for the benefit of Nika Oil Ltd to resell.

•

$210,000,000 of the leveraged buyout can be committed through Supplier credits (fees for oil terminal transit to be contracted from Transneft the Russian pipeline monopoly with a Russian Government-controlled monopoly oil pipeline operator OAO AK Transneft. The OAO AK Transneft supplier credit will be 30,000,000 metric tons (MT) of crude oil annually x $7.00 per MT fee = $210,000,000 annually. Our group has negotiated an annual 30,000,000 MT order of crude oil transport through the Ventspils Nafta Terminals SIA. There is no assurance, even with a government order; we will be able to obtain this agreement or the financing to complete this agreement.

•

$140,000,000 of the leveraged buyout is committed through the discounting of the 5,000,000 MT annually of crude oil to flow for the benefit of Nika Oil Ltd to resell. The $140,000,000 equity will be raised by discounting one year of the 5,000,000 metric ton (36,500,000 barrels) crude oil contract. This contract has the potential to generate a gross Profit of $140,000,000 USD. There is no assurance, even with a government order; we will be able to obtain this agreement or the financing to complete this agreement.

The financing of the terminal and all costs associated with closing the transaction should require debt/equity financing in the amount of approximately $350 million USD. In the event we close on the Terminal and receive the 5,000,000 metric ton annual crude oil contract we will be required to open a letter of credit to pay for crude oil purchases on a monthly revolving basis. This will require us to open a trade line of credit from a money center bank in an amount equal to the monthly volumes of crude oil purchased by Nika Oil, estimated to be in the monthly amount of $215 Million USD (36,500,000 barrels of crude oil x $70.00 per barrel totals $2,555,000,000 divided by 12 months equals $215,000,000 monthly) for the first year and then increases each additional year. The financing for the trade line of credit and the terminal purchase are being negotiated with the money center banks, and waiting for the final terms in the contracts for purchase of both the terminal and the crude oil.

We will be a minority shareholder in the terminal and will also participate on all crude oil sales as per our percentage ownership. The pipeline was build to have a maximum capacity of 80 million metric tons annually. It is the estimate of management that pipeline will be capable of handling 20 million metric tons of crude oil without any major upgrades. It is estimated an investment to replace outdated pumping stations will require investment from the owners of the pipeline in order to increase pipeline capacity. During initial meetings these improvements can be made in a matter of 6 months and can bring the capacity closer to the 40-60 million metric ton annual levels if the crude oil production is available.

We believe that conventional financing is available for energy related financing. Although management feels confident the financing will be available for this type of acquisition; there is no warranty that we will be able to adequately secure financing to complete the financing.

In event the company is not able to secure financing, or is delayed in securing financing, we could lose our entire investment and expenses we have incurred on attempting to acquire this acquisition and there could be possible penalties, fines or fees imposed for not completing the financing for the purchase that we have not foreseen.

Second Proposed Acquisition: On September 08, 2008, Waste Energy Of Brazil One, LLC, a wholly owned subsidiary of FuelNation Inc. entered into a purchase and sale contract with PREMODISA SOROCABA PRÉ-MOLDADOS LTDA, with headquarters in the city of Sorocaba, Săo Paulo, Brazil. This contract is for the purchase of 200,000 (two hundred thousand) square meters of land located in Sorocaba, Săo Paulo, Brazil. The Purchase price for the land is R$15,000,000 or approximately ($7,500,000 USD) that will be paid through 12 (twelve) equal monthly installments 6 months from signing or upon the sooner of approval to construct two waste to energy plants or a period of 180 days. The original plans called for two plants comprising of one Municipal Solid Waste Plant processing 1,500 metric tons daily of waste, producing 30MWh of power.  The second plant was going to handle 500 metric tons daily of Industrial /hazardous waste. The current plans have been modified based on our discussions with the municipality, power companies and our engineering firms.  They have collectively agreed to build energy from waste plants that have an “EXACT MATCH” to stay with a consistent matching plant design and size that allows materials, parts and equipment to be produced in multiple manufacturing plants to the same specifications. In this regard we will be following the “EXACT MATCH” concept and intend on building one Mega plant in Sao Paulo, Brazil that can handle 5,000 metric tons daily of waste, producing 150MWh of power. This Mega plant will be built with EPI Technology (Energy Products of Idaho). Design, Engineering, Construction and Management with be provided by SEFICO Inc. The Mega Plant will be supplied by installing 1,000 Metric ton per day balers in five transfer station locations around the geographic area of the mega plant.

We are in discussions with a group of accredited investors based in the Bahamas that have given us a proposal to invest in restricted common equity securities in FuelNation Inc. at an average price of $0.12 per share for a total investment of approximately $4,500,000 USD.  In addition the same investor group has asked to have the ability to subscribe to warrants to purchase restricted common shares of stock over a three year period at an average price of $0.19 per share for a total investment of $11,000,000 USD. The use of these funds would be restricted to the Waste Energy Of Brazil LLC project in Sao Paulo, Brazil.  These funds would specifically allow us to complete the design, engineering, government approvals over the next six months to obtain and enter into a contract to sell the electric power created by the energy from waste facility in the amount of 150MwH by signing a long term Take and Pay Power Purchase Agreement with a major energy company in Brazil. The total cost to build this plant will be approximately $500,000,000 USD. The financing will be secured by selling the electrical power through the signing of a Power Purchase Agreement and also by applying for USA government guarantees through their EXIM Bank financing programs.

Additional Proposed Acquisition: The opportunities in Iraq are long term in nature, and there will be no immediate benefits. The risks associated with development and employment in Iraq is great, although the rewards can be much greater. We have been very successful in procuring the proper appointments in ministry and negotiating with well established companies and individuals that are native to the country through our manager in Iraq, Dr. Waleed Abdul Malik Alrawi. Our Executive Manager in Iraq: Dr. Waleed Abdul Malek Alrawi holds a Bachelors Degree and a Masters Degree in Military Science and completed his PHD in Islamic History in December 2004. Dr. Waleed Abdul Malek Alrawi, has maintained several positions in the military for the Iraq Government and recently retired from his position in April 2003 as the Secretary of the Minister of Defense. Dr. Waleed Abdul Malek Alrawi is currently in fulltime employment and represents FuelNation and its wholly owned subsidiary Leman Energy Trading, Inc. to procure contracts and assist with the redevelopment of Iraq. Management believes we will be able to secure a successful contract by second quarter 2009 in Iraq.

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

DATA CENTERS AND NETWORK ACCESS

Our data center in the United States is located at leased facilities at Echosat in Lexington, Kentucky. A data center is a facility containing servers, modem banks, network circuits and other physical equipment necessary to connect users to the Internet. The data center has multiple levels of redundant connectivity to the Internet, back-up power, fire suppression, seismic reinforcement and security surveillance 24 hours a day, 7 days a week. The current base monthly rent is $2,000 per month, on a month to month basis. This data center allows our operating subsidiaries to communicate on a centralized exchange server and exchange information, ideas, company communications and secure documents.  In addition this data center hosts our company web and internet site.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management evaluated, with the participation of its Chief Executive Officer (“CEO”) and acting Chief Financial Officer (“CFO”), the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2008.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and our principal financial officer. Based on that evaluation, management concluded that our financial disclosure controls and procedures were effective related to the preparation of the 10-q filing as of September 30, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Changes in Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended September 30, 2008, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are not a party to any material legal proceedings other than arbitration for wrongful termination of a ship charter, which is currently in arbitration in London. The arbitration is: W-O Marine Pte. Ltd v. FuelNation Inc. Leman Energy Trading, Inc., chartered a ship the 28th of October 2006, for a period of six months with a six month renewal at our option, to purchase and transport fuel-oil from Iraq to other countries in the Arabian Gulf. Upon arrival of the chartered ship to the southern port of Khor Al-Zubair in Iraq, the pipeline supplying the ships at the southern port of Khor Al-Zubair was disrupted during the cold weather for a period of approximately 30 to 45 days. and the ship’s crew needed to return to Fujairah, UAE, for supplies and refueling. Upon return to Iraq, we had missed a window to pick up fuel-oil and we waited behind other ships for the pipeline to reopen. Time had lapsed and Leman Energy Trading, Inc. was forced to sublet the ships on short term charters to competitors at a substantial loss transporting fuel-oil from Iraq to Fujairah, UAE. In March 2006, the ship owner wrongfully terminated the charter before expiration and we are currently litigating our losses in the London Arbitration courts. The Arbitrator ruled in favor of FuelNation for the wrongful termination. We are currently arbitrating our claims for losses, and Management believes we should be successful in this arbitration. If successful, we will be entitled to receive approximately $500,000 from W-O Marine.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 14, 2008 we sold 80,000 shares of our common stock to Joseph Gorfien at $0.01 per share or an aggregate payment to us of $800.

On February 14, 2008 we sold 1,000,000 shares of our common stock to Scott Bader at $0.01 per share or an aggregate payment to us of $10,000.

On February 14, 2008 we sold 1,000,000 shares of our common stock to Steve Bader at $0.01 per share or an aggregate payment to us of $10,000.

On February 14, 2008 we sold 4,700,000 shares of our common stock to Victor Spektor at $0.01 per share or an aggregate payment to us of $4,700.00.

On February 14, 2008 we issued 8,000,000 shares of our common stock to Christa Salmonson, Custodian in exchange for off-setting the loan account obligating us to pay Christa Salmonson’s Dad, Chris Salmonson our Chief Executive Officer. Each share was valued at $0.01 or an aggregate of $80,000.

On February 14, 2008 we issued 8,000,000 shares of our common stock to Christian Salmonson, Custodian in exchange for off-setting the loan account obligating us to pay Christa Salmonson’s Dad, Chris Salmonson our Chief Executive Officer. Each share was valued at $0.01 or an aggregate of $80,000.

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

On April 24, 2008 T Cole converted 10 shares of our preferred shares into 165,520 shares of our common stock at the calculated conversion rate

On April 24, 2008 Joe Cole converted 120 shares of our preferred shares into 1,986,240 shares of our common stock at the calculated conversion rate

On April 24, 2008 Steve Rissman converted 555 shares of our preferred shares into 9,186,360 shares of our common stock at the calculated conversion rate

On May 20, 2008 Harold Gelb ETAL converted 1,472 shares of our preferred shares into 24,364,544 shares of our common stock at the calculated conversion rate

On May 21, 2008 James Koch converted 34 shares of our preferred shares into 562,768 shares of our common stock at the calculated conversion rate

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

On June 12, 2008 we sold 5,000,000 shares of our common stock to Eric Clough as Trustee at $0.01 per share or an aggregate payment to us of $50,000.

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

On June 12, 2008 we issued 8,276,000 shares of our common stock to Michael Flax in exchange for a lending fee related to a loan made by Michael Flax to the Company. Each share of common stock was valued at $0.01 or an aggregate of $82,760...

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

On July 7, 2008 Arthur Rosen converted 16 shares of our preferred shares into 264,832 shares of our common stock at the calculated conversion rate.

On July 18, 2008 David Bogenschutz converted 2,000 shares of our preferred shares into 33,104,000 shares of our common stock at the calculated conversion rate.

On July 22, 2008 Shelby Evans converted 3 shares of our preferred shares into 49,656 shares of our common stock at the calculated conversion rate.

On July 23, 2008 we issued 3,000,000 shares of our common stock to Frank Lamendola in exchange for audit related consulting services rendered by Frank Lamendola. Each share of common stock was valued at $0.01 or an aggregate of $30,000.

On July 23, 2008 we issued 3,000,000 shares of our common stock to Trevor Klein in exchange for accounting related consulting services rendered by Trevor Klein. Each share of common stock was valued at $0.01 or an aggregate of $30,000.

On July 23, 2008 we issued 300,000 shares of our common stock to Gary Richie in exchange for consulting services rendered by Gary Richie. Each share of common stock was valued at $0.01 or an aggregate of $3,000.

On July 23, 2008 we issued 30,027,920 shares of our common stock to Michael Flax in exchange for loans arranged by Michael Flax to the Company. Each share of common stock was valued at $0.01 or an aggregate of $300,279.

On July 23, 2008 we issued 4,000,000 shares of our common stock to Alan Judd in exchange for loans arranged by Alan Judd to the Company. Each share of common stock was valued at $0.01 or an aggregate of $40,000.

On July 23, 2008 we issued 1,750,000 shares of our common stock to Bernard Gallagher in exchange for a lending fee related to a loan made by Bernard Gallagher to the Company. Each share of common stock was valued at $0.01 or an aggregate of $17,500.

On July 23, 2008 we issued 750,000 shares of our common stock to Ray Hocking in exchange for a lending fee related to a loan made by Ray Hocking to the Company. Each share of common stock was valued at $0.01 or an aggregate of $7,500.

On July 23, 2008 we issued 750,000 shares of our common stock to Philip Englefield in exchange for a lending fee related to a loan made by Philip Englefield to the Company. Each share of common stock was valued at $0.01 or an aggregate of $7,500.

On July 23, 2008 we issued 750,000 shares of our common stock to Robin Ashby in exchange for a lending fee related to a loan made by Robin Ashby to the Company. Each share of common stock was valued at $0.01 or an aggregate of $7,500.

On July 23, 2008 we issued 1,000,000 shares of our common stock to Rob Loosemore in exchange for a lending fee related to a loan made by Rob Loosemore to the Company. Each share of common stock was valued at $0.01 or an aggregate of $10,000.

On July 23, 2008 we issued 500,000 shares of our common stock to Michael Gelardi in exchange for a lending fee related to a loan made by Michael Gelardi to the Company. Each share of common stock was valued at $0.01 or an aggregate of $5,000.

On August 18, 2008 we sold 6,000,000 shares of our common stock to Alan Leibowitz at $0.01 per share or an aggregate payment to us of $60,000.

On August 18, 2008 we issued 3,000,000 shares of our common stock to David Popper in exchange for legal related consulting services rendered by David Popper. Each share of common stock was valued at $0.01 or an aggregate of $30,000.

On September 5, 2008 we issued 14,000,000 shares of our common stock to Hank Yusem in exchange for a lending fee related to a loan made by Hank Yusem to the Company. Each share of common stock was valued at $0.01 or an aggregate of $140,000.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 21, 2008.

FUELNATION INC.
(Registrant)

By:	/s/ CHRIS R. SALMONSON
Chris R. Salmonson,
President, Chief Executive Officer